Form 10-Q
period 2014-09-30
AAC Holdings, Inc.
filed 2014-11-12
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36643

AAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	35-2496142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 East Park Drive, Second Floor Brentwood, TN	37027
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (615) 732-1231

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2014, the registrant had 21,081,334 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

September 30, 2014

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	September 30,
	2013	2014
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (variable interest entity— 2013: $441; 2014: $179)	$2,012	$4,833
Accounts receivable, net of allowances – (variable interest entity—2013: $169; 2014: $540)	24,567	27,435
Deferred tax assets	676	1,259
Prepaid expenses and other current assets (variable interest entity—2013: $173; 2014: $6)	2,274	5,448
Total current assets	29,529	38,975
Property and equipment, net (variable interest entity—2013: $29,257; 2014: $-)	37,008	46,721
Goodwill	10,863	12,702
Intangible assets, net	3,496	3,072
Note receivable – related party	250	—
Other assets (variable interest entity—2013: $142; 2014: $-)	492	671
Total assets	$81,638	$102,141

— The assets denoted as assets of the consolidated variable interest entities (VIEs) can only be used to settle obligations of the consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2013	2014
		(Unaudited)
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$1,895	$2,448
Accrued liabilities (variable interest entity— 2013: $172; 2014: $80)	10,455	15,143
Current portion of long-term debt (variable interest entity—2013: $12,932; 2014: $-)	15,164	17,542
Current portion of long-term debt – related party	795	3,603
Total current liabilities	28,309	38,736
Deferred tax liabilities (variable interest entity—2013: $23; 2014: $-)	2,329	1,236
Long-term debt, net of current portion (variable interest entity—2013: $8,616; 2014: $-)	23,341	25,112
Long-term debt—related party, net of current portion	3,775	185
Other long-term liabilities	159	324
Total liabilities	57,913	65,593

Commitments and contingencies (Note 15)
Mezzanine equity including noncontrolling interest (see Note 11)
Noncontrolling interest—American Addiction Centers, Inc. common stock	10,442	53
Noncontrolling interest—Series A Preferred Units (variable interest entity in 2013)	1,400	—
Noncontrolling interest—Series A Preferred Units	—	7,815
Total mezzanine equity including noncontrolling interest	11,842	7,868
Stockholders’ equity
AAC Holdings, Inc. preferred stock, $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
AAC Holdings, Inc. common stock, $0.001 par value: 70,000,000 shares authorized, 15,673,334 shares issued and outstanding at September 30, 2014	—	10
AAC Holdings, Inc. common stock subscribed, net of subscription receivable of $- at September 30, 2014	—	—
American Addiction Centers, Inc. common stock, $0.001 par value: 15,000,000 shares authorized; 2,481,114 shares issued and 2,036,680 outstanding at December 31, 2013	3	—
American Addiction Centers, Inc. common stock subscribed, net of subscription receivable of $58 at December 31, 2013	42	—
Additional paid-in capital	9,449	22,908
Treasury stock, at cost	(3,671)	—
Retained earnings	2,360	6,106
Total stockholders’ equity of AAC Holdings, Inc.	8,183	29,024
Noncontrolling interest	3,700	(344)
Total stockholders’ equity including noncontrolling interest	11,883	28,680
Total liabilities, mezzanine equity and stockholders’ equity	$81,638	$102,141

— The denoted VIEs’ liabilities are only claims against the general credit of the Company to the extent that the Company is liable under its guarantee of the VIEs’ notes payable to a financial institution of $21,548 and $0 at December 31, 2013 and September 30, 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues	$28,350	$36,599	$87,681	$95,802
Operating expenses
Salaries, wages and benefits	11,116	15,625	32,975	39,749
Advertising and marketing	3,179	3,910	9,768	10,989
Professional fees	2,580	1,722	7,277	6,617
Client related services	1,672	2,789	5,239	8,000
Other operating expenses	2,827	4,064	8,644	9,615
Rentals and leases	1,101	536	4,149	1,476
Provision for doubtful accounts	3,012	2,180	7,833	8,468
Litigation settlement	—	118	2,500	358
Restructuring	255	—	806	—
Depreciation and amortization	729	1,209	2,128	3,437
Total operating expenses	26,471	32,153	81,319	88,709
Income from operations	1,879	4,446	6,362	7,093
Interest expense	375	845	1,159	1,550
Other expense, net	122	65	95	80
Income before income tax expense	1,382	3,536	5,108	5,463
Income tax (benefit) expense	(97)	1,511	1,648	2,370
Net income	1,479	2,025	3,460	3,093
Less: net loss (income) attributable to noncontrolling interest	(386)	433	(729)	1,101
Net income attributable to AAC Holdings, Inc. stockholders	1,093	2,458	2,731	4,194
Deemed contribution-redemption of Series B Preferred Stock	—	—	1,000	—
BHR Series A Preferred Unit dividend	—	(245)	—	(448)
Net income available to AAC Holdings, Inc. common stockholders	$1,093	$2,213	$3,731	$3,746
Basic earnings per common share	$0.08	$0.14	$0.27	$0.25
Diluted earnings per common share	$0.08	$0.14	$0.27	$0.25
Weighted-average shares outstanding:
Basic	14,090,697	15,598,396	13,781,709	15,161,266
Diluted	14,189,665	15,614,380	13,880,677	15,245,758

See accompanying notes to condensed consolidated financial statements

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

							Additional
							Paid-in
							Capital/
	Common Stock –		Common Stock –				(Distributions			Total
	American Addiction Centers, Inc.		AAC Holdings, Inc.				in Excess of			Stockholders’	Non-	Total
	Shares		Shares			Subscriptions	Paid-in	Treasury	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Subscribed	Receivable	Capital)	Stock	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2013	3,199,869	$3	—	$—	$100	$(58)	$9,449	$(3,671)	$2,360	$8,183	$3,700	$11,883
Common stock issued	741,322	1	—	—	(100)	58	6,117	—	—	6,076	—	6,076
Exercise of common stock warrants	112,658	—	—	—	—		72	—	—	72	—	72
Common stock granted and issued under stock incentive plan	111,676	—	—	—	—		1,457	—	—	1,457	—	1,457
Dividends to mezzanine noncontrolling interests	—	—	—	—	—		—	—	—	—	(61)	(61)
Distribution to noncontrolling interest holders, net	—	—	—	—	—		—	—	—	—	(915)	(915)
Redemption of common stock	(14,318)	—	—	—	—		—	(116)	—	(116)	—	(116)
Private share exchange, see Note 3	(4,151,207)	(4)	14,618,886	9	—		4,898	3,787	—	8,690	1,694	10,384
BHR acquisition	—	—	820,124	1	—		(1,085)	—	—	(1,084)	(3,661)	(4,745)
CRMS acquisition	—	—	234,324	—	—		2,000	—	—	2,000	—	2,000
Dividends BHR Series A Preferred Units	—	—	—	—	—		—	—	(448)	(448)	—	(448)
Net income (loss)	—	—	—	—	—	—	—	—	4,194	4,194	(1,101)	3,093
Balance at September 30, 2014	—	$—	15,673,334	$10	$—	$—	$22,908	$—	$6,106	$29,024	$(344)	$28,680

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income	$3,460	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	7,833	8,468
Depreciation and amortization	2,128	3,437
Equity compensation	542	1,515
Accretion of BHR Series A Preferred Units	—	33
Amortization of discount on notes payable	123	25
Deferred income taxes	(854)	(1,662)
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	(10,986)	(10,884)
Prepaid expenses and other assets	(1,784)	(3,174)
Accounts payable	668	553
Accrued liabilities	248	4,227
Other long term liabilities	—	165
Net cash provided by operating activities	1,378	5,796
Cash flows from investing activities:
Purchase of property and equipment	(10,672)	(12,021)
Purchase of intangible assets	(221)	—
Issuance of notes and other receivables — related parties	—	(488)
Collection of notes and other receivables — related parties	—	738
Acquisition of subsidiaries, net of cash acquired of $149	—	(3,351)
Purchase of other assets	—	(179)
Net cash used in investing activities	(10,893)	(15,301)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	5,250	500
Proceeds from long-term debt	7,050	4,053
Proceeds from long-term debt—related party	50	—
Payments on long-term debt and capital leases	(413)	(2,798)
Repayment of long-term debt—related party	(1,339)	(786)
Repurchase of common stock	(5,067)	(116)
Proceeds from sale of common stock	7,431	6,089
Proceeds from sale of BHR Series A Preferred Units	—	8,203
Redemption of BHR Series A Preferred Units	—	(1,825)
Dividends paid	—	(79)
Distributions to noncontrolling interest	(3,400)	(915)
Net cash provided by financing activities	9,562	12,326
Net increase in cash and cash equivalents	47	2,821
Cash and cash equivalents, beginning of period	740	2,012
Cash and cash equivalents, end of period	$787	$4,833

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine months ended September 30,
	2013	2014
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest	$908	$1,119
Income taxes	$3,079	$243
Supplemental information on non-cash investing and financing transactions:
BHR Acquisition:
Purchase Price	$—	$11,759
Assumption of debt	—	(1,759)
Buyer common stock issued	—	(7,000)
Cash paid for acquisition	$—	$3,000
CRMS Acquisition:
Purchase Price	$—	$2,500
Buyer common stock issued	—	(2,000)
Cash paid for acquisition	—	500
Conversion of long-term debt — related party into common stock	$2,000	$—
Acquisition of equipment through capital lease	$—	$614

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc., a Nevada corporation (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014 for the purpose of acquiring all the common stock of American Addiction Centers, Inc. (“AAC”) and to engage in certain reorganization transactions as more fully described in Note 3. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction. The Company also provides treatment services for clients struggling with behavioral health disorders, including disorders associated with obesity. Currently, the Company, through its subsidiaries, operates six substance abuse treatment facilities located in Texas, California, Florida and Nevada and a facility in Tennessee that provides treatment services for men and women who struggle with obesity-related behavioral disorders. A subsidiary of the Company had an arrangement with a treatment facility in California to provide addiction and chemical dependency services to clients sourced by the subsidiary. The subsidiary discontinued using this treatment facility in April 2013. On January 1, 2013, the Desert Hope treatment facility in Las Vegas, Nevada obtained its license for 148 residential beds and began accepting clients.

The Company completed its initial public offering (“IPO”) of 5,750,000 shares of its common stock on October 7, 2014, at a public offering price of $15.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 250,000 shares from the Company and 500,000 shares from certain stockholders.  Net proceeds to the Company from the IPO were approximately $68.6 million to the Company, after deducting underwriting discounts and offering costs. See Note 17 for additional information.

2.	Basis of Presentation and Recently Issued Accounting Pronouncements

Principles of Consolidation

The Company conducts its business through limited liability companies and C-corporations, each of which is a majority owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company, its wholly or majority owned subsidiaries, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and certain professional groups through rights granted to the Company by contract to manage and control an entity’s business. All intercompany transactions and balances have been eliminated in consolidation.

The Private Share Exchange (defined below) transaction between the Company and AAC’s stockholders (as discussed in Note 3) was accounted for similar to a common control transaction resulting in the assets, liabilities, and equity of AAC being carried over at their historical bases. At the time of the Private Share Exchange, Holdings was a shell company that had not conducted any business and had no material assets or liabilities. As such, the historical financial statements presented for periods prior to the Private Share Exchange represent the historical results of operations of AAC.

During the nine months ended September 30, 2013, the Company consolidated one real estate VIE. During the nine months ended September 30, 2014, the Company consolidated one real estate VIE, Behavioral Healthcare Realty, LLC (“BHR”), through April 15, 2014 when BHR was acquired by the Company. The Company also consolidated five professional groups (“Professional Groups”) that constitute VIEs as of September 30, 2014 and none as of September 30, 2013. BHR leased two treatment facilities to the Company under long-term triple net leases and was renovating and constructing additional treatment facilities that it planned to lease to the Company. The Company was the primary beneficiary as a result of its guarantee of BHR’s debt prior to the BHR Acquisition (defined below). The Company provides management services to five Professional Groups that provide medical services to the Company’s treatment facilities. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups. The accompanying consolidated balance sheets as of December 31, 2013 and September 30, 2014 include assets of $30.2 million and $0.7 million, respectively, and liabilities of $21.7 million and $0.1 million, respectively, related to the VIEs.   The accompanying consolidated income statements include net income (loss) attributable to noncontrolling interest of $0.4 million and $0.7 million related to the VIEs for the three and nine months ended September 30, 2013, respectively, and include net income (loss) attributable to noncontrolling interest of ($0.4) million and ($1.1) million related to the VIEs for the three and nine months ended September 30, 2014, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2013 balance sheet which is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the final prospectus that the Company filed with the Securities and Exchange Commission on October 2, 2014 in connection with the Company’s IPO.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.

In presenting the consolidated condensed financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

Certain reclassifications have been made to prior periods to conform to the current period presentation.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing US GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under US GAAP. The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

3.	Reorganization Transactions

On April 15, 2014, the Company completed the following transactions which were all completed substantially concurrently (collectively, the “Reorganization Transactions”):

•

A voluntary private share exchange with certain stockholders of AAC, whereby holders representing over 93.6% of the outstanding shares of common stock of AAC exchanged their shares on a one-for-one basis for shares of the Company’s common stock;

•

The acquisition of all of the outstanding common membership interests of Behavioral Healthcare Realty, LLC (“BHR”), an entity controlled by related parties, which through its subsidiaries owns properties located in Florida, Nevada and Texas, in exchange for $3.0 million in cash, the assumption of a $1.8 million term loan and 820,124 shares of the Company’s common stock (the “BHR Acquisition”); and

•

The acquisition of all of the outstanding membership interests of Clinical Revenue Management Services, LLC (“CRMS”), an entity controlled by related parties, which provides client billing and collection services for the Company, in exchange for $0.5 million in cash and 234,324 shares of the Company’s common stock.

As a result of the foregoing transactions, the Company owned (i) over 93.6% of the outstanding common stock of AAC, (ii) 100% of the outstanding common membership interests in BHR, and (iii) 100% of the outstanding membership interests in CRMS. To help fund or facilitate these transactions, the following additional financing transactions were undertaken in 2014 prior to or in connection with the aforementioned transactions:  (i) AAC sold 741,322 shares of its common stock in a private placement to certain accredited investors from February 2014 through April 2014, with net proceeds of $6.0 million, (ii) BHR sold 8.5 Series A Preferred Units in a private placement to certain accredited investors in January and February 2014 with net proceeds of $0.4 million (See Note 11), (iii) BHR redeemed all of its outstanding 36.5 Series A Preferred Units from certain accredited investors in April 2014 (See Note 11) and (iv) BHR sold 160 new Series A Preferred Units in a private placement to an accredited investor in April 2014 with net proceeds of $7.8 million (See Note 11).

Private Share Exchange

Certain common shares of AAC issued in 2008 under the previous board of directors exceeded the number of shares duly authorized by AAC’s Articles of Incorporation.  These common shares were previously classified as mezzanine equity in the consolidated balance sheets because they did not meet the definition of permanent equity as a result of these legal imperfections.  To cure these legal imperfections and in preparation for an initial public offering, in the first quarter of 2014, the Company initiated a voluntary private share exchange with certain of AAC’s stockholders whereby the Company offered to certain of AAC’s stockholders the opportunity to receive one share of the Company’s common stock for (i) each share of AAC’s common stock held by such stockholders and (ii) a release from claims arising from or related to the share imperfections (collectively, the “Private Share Exchange”). The Private Share Exchange was conditioned upon, among other things, holders of AAC’s common stock who participated in the Private Share Exchange validly assigning and transferring to the Company at least 90% of the outstanding shares of AAC prior to the expiration of the Private Share Exchange. The Private Share Exchange expired in April 2014, and at the expiration of the Private Share Exchange holders representing 93.6% of AAC’s common stock had exchanged their shares for shares of common stock of the Company, and AAC became a majority-owned subsidiary of the Company. The Private Share Exchange was accounted for similar to a common control transaction resulting in the assets, liabilities and equity of AAC being carried over at their historical bases. Prior to the completion of the Reorganization Transactions, Holdings had not engaged in any business or other activities except in connection with its formation.   Shares of AAC common stock that were not exchanged remained in mezzanine equity or stockholders’ equity based on the pre-exchange classification at carrying value.

Behavioral Healthcare Realty, LLC Acquisition

On April 15, 2014, BHR redeemed 36.5 of its non-controlling Series A Preferred Units for $1.8 million.  These former holders of Series A Preferred Units used the proceeds from the redemption to purchase 224,697 shares of AAC’s common stock at $8.12 per share as part of an exempt common stock offering.  Included in the aforementioned transaction, nine of the Series A Preferred Units were redeemed from directors and relatives of directors who purchased 55,406 shares of AAC’s common stock valued at approximately $450,000.

Simultaneously, BHR amended and restated its Limited Liability Company Agreement which among other things changed the rights and privileges of the Series A Preferred Units.  On April 15, 2014, BHR received $7.8 million in net proceeds from the sale of 160 units ($50,000 per unit) of its non-controlling Series A Preferred Units to BNY Alcentra Group Holdings, Inc. (“Alcentra”).  Alcentra received a 1% fee at closing and is entitled to receive a 12% per annum preferred return on its initial investment, payable quarterly in arrears.  In the event of a non-payment, the preferred return compounds on a quarterly basis computed on an actual/360 day basis. In the event of non-payment for three months, the preferred return increases to 15.0%, and further increases to 18.0% if not paid beginning in the fourth month, with each increase compounding on a quarterly basis computed on an actual/360 day basis.  The Series A Preferred Units contain certain embedded issuer call and holder put provisions.  BHR has the option to redeem a minimum of 40 Series A Preferred Units and up to 100% of the outstanding Series A Preferred Units for $50,000 per unit, plus (i) any accrued and unpaid preferred return and (ii) a call premium of (a) 3.0% through April 15, 2015, (b) 2.0% from April 16, 2015 through April 15, 2017 and (c) no premium any time after April 15, 2017.  Alcentra has a put right that, if exercised, requires BHR to redeem all of the issued and outstanding Series A Preferred Units by making a payment equal to $50,000 per unit plus the accrued but unpaid preferred return.  Alcentra may exercise its put right for a period of 30 days following the 36th month or 48th month after the date of issuance and at any time following the 60th month after the date of issuance.  In the event of a sale of a property owned by BHR, Alcentra is entitled to the repayment of its initial capital contribution plus (i) any accrued and unpaid preferred return and (ii) any applicable call premium.  As long as any of the Series A Preferred Units are outstanding, distributions to affiliates of BHR are limited to $3.0 million annually.

The Series A Preferred Units generally have no voting or approval rights regarding the management of BHR.  However, the holders of Series A Preferred Units are entitled to vote with respect to (i) any action that would change the rights or restrictions of the Series A Preferred Units in a way that would adversely affect such holders and (ii) the creation or issuance of any other security convertible into or exercisable for any equity security of BHR having rights, preferences or privileges senior to the common units of BHR. In addition, unanimous approval of all BHR members, including the holders of Series A Preferred Units, is required to approve the sale by BHR of more than 50% of its real property, more than 50% of the voting or economic rights of any BHR subsidiary or the merger, consolidation, sale of all or substantially all of the assets of BHR or sale of a majority of the common units of BHR.

In addition, so long as Alcentra owns at least 60 Series A Preferred Units, subject to adjustment for certain BHR redemptions, the manager of BHR may not engage in certain transactions without the approval of a majority of the Series A Preferred Unit holders, including, without limitation, the following:  (i) liquidate, dissolve or wind up the business of BHR; (ii) authorize the issuance of additional Series A Preferred Units or any class or series of equity securities with rights, preferences or parity with or senior to that of the Series A Preferred Units; (iii) declare or pay any cash distribution or make any other distribution not permitted under the limited liability company agreement; (iv) pay any management or similar fees; (v) pay rebates or reduce payments payable by any primary tenants or (vi) make payments to affiliates of BHR in excess of $3.0 million per year in the aggregate.

Substantially concurrent with the Private Share Exchange, the Company acquired all of the outstanding common membership interests of BHR by issuing 820,124 shares of Company common stock (at a fair value of $8.54 per share as determined by the Company), paying $3.0 million in cash and assuming of a $1.7 million term loan from a financial institution to our CEO, President and CFO.  The original proceeds from this loan were used to repay a loan related to Greenhouse Real Estate, LLC and was accounted for as an additional capital contribution in BHR.  The Company refinanced the assumed term loan and is required to make monthly principal payments of $35,855 to a financial institution, plus 5.0% interest and a balloon payment of $1.4 million in April 2015. In the event of an initial public offering prior to April 2015, the Credit Facility required that the Company immediately repay the $1.7 million assumed and refinanced term loan with proceeds from the IPO.  Prior to the BHR Acquisition, BHR was controlled by the CEO, President and CFO of the Company. BHR owns the real property associated with treatment facilities, which are leased to the Company, as well as other properties that are currently in development or are being held for future development.  The BHR Acquisition was accounted for as a common control transaction as BHR was already being consolidated as a VIE in accordance with FASB ASC 810, Consolidations, and, accordingly, the Company recognized $4.7 million of the $11.8 million in fair value of consideration transferred (consisting of $3.0 million cash consideration, the $1.7 million loan assumed and the net deferred tax assets of $0.1 million).  The Company eliminated the noncontrolling interest attributable to BHR of $3.7 million with the excess of fair value over the carrying value of noncontrolling interest recorded as a reduction to additional paid-in capital of $1.0 million.

Clinical Revenue Management Services, LLC Acquisition

On April 15, 2014, the Company acquired all the outstanding membership interests of CRMS in exchange for $0.5 million in cash and 234,324 common shares of the Company’s common stock (at a fair value of $8.54 per common share as determined by the Company) for total consideration paid of $2.5 million (collectively, the “CRMS Acquisition”). The purchase price was based upon a third party valuation report of CRMS obtained by the Company.  CRMS provides billing and collections services to the Company and has no customers other than the Company.  After this acquisition, all billing and collection services for the Company are performed by a wholly owned subsidiary.  Prior to its acquisition by the Company, CRMS was owned by the spouses of the Company’s CEO and President.  The purchase price resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.

The acquisition was accounted for as a business combination. The Company recorded the transaction based upon the fair value of the consideration paid. This consideration was allocated to the assets acquired and liabilities assumed at the acquisition date based on their fair values as follows (in thousands):

Cash	$149
Accounts receivable	452
Property and equipment	91
Goodwill	1,810
Total assets acquired	2,502
Accrued liabilities	2
Total liabilities assumed	2
Net assets acquired	$2,500

Qualitative factors that contributed to the recognition of goodwill include certain intangible assets that are not recognized as a separate identifiable intangible asset apart from goodwill and expected cost reduction synergies of approximately $0.8 million in annual cost savings. Intangible assets not recognized apart from goodwill consist primarily of the assembled workforce. The goodwill recognized is not deductible for income tax purposes. Acquisition related costs total $0.1 million and were expensed in other operating expenses in the condensed consolidated statement of income for the nine month period ended September 30, 2014.

The results of operations for CRMS from the acquisition date of April 15, 2014 are included in the condensed consolidated income statements for the nine months ended September 30, 2014. The following presents the unaudited pro forma revenues and income before income taxes of the combined entity had the CRMS Acquisition occurred on the first day of the period presented (in thousands):

		Income before
	Revenues	income taxes
Combined pro forma from January 1, 2013 – September 30, 2013	$87,681	$5,377
Combined pro forma from January 1, 2014 – September 30, 2014	$95,802	$5,347

Fair Value of Shares Issued

The Company determined the fair value of shares of restricted common stock of the Company issued in connection with the BHR Acquisition and the CRMS Acquisition to be $8.54 per share. Management analyzed a valuation report prepared by an independent third party with respect to the valuation of the Company taking into account the Private Share Exchange, the BHR Acquisition and the CRMS Acquisition. In particular, the valuation report analyzed the potential impact of the then-proposed Reorganization Transactions on the valuation of the Company, such as the increase in 2013 pro forma net income as a result of BHR results of operations being included for all of 2013. The valuation report also noted that the impact of the BHR Acquisition on the enterprise value would be mixed, as the additional EBITDA generated at the Company level due to recapture rents and cash and non-cash expenses was not sufficient to overcome the negative impact on enterprise value of BHR’s debt outstanding for the entire year. With respect to CRMS, the analysis determined that it would allow the recapture of additional EBITDA (on a pro forma basis for 2013) due to a combination of recapture revenues (commissions no longer paid) and the expected cost savings. In determining the fair value of the Company’s common stock, management also considered investor demand in the private placement of AAC common stock from February 2014 through April 2014 at $8.12 per share, the improved projected results of operations of the remainder of 2014 and the probability of an initial public offering in 2014. Based on the foregoing analysis, the Company determined the fair value of the Company’s common stock as of April 15, 2014 to be $8.54 per share.

4.	General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $6.3 million and $6.9 million for the three months ended September 30, 2013 and 2014, respectively, and $21.0 million and $18.6 million for the nine months ended September 30, 2013 and 2014, respectively.

5.	Earnings Per Share

Earnings per share (“EPS”) is calculated using the two-class method required for participating securities. Series B Preferred Stock was entitled to dividends at the rate equal to that of common stock.

Undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. Net losses, if any, are not allocated to these participating securities. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Common shares outstanding include both the common shares classified as mezzanine equity and those classified as equity.

For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under stock-based payment arrangements. Diluted EPS attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding during the period.

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2014 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator
Net income attributable to AAC Holdings, Inc.	$1,093	$2,458	$2,731	$4,194
Plus: redemption of Series B Preferred Stock deemed contribution	—	—	1,000	—
Less: BHR Series A Preferred Unit dividends	—	(245)	—	(448)
Net income available to common shares	$1,093	$2,213	$3,731	$3,746
Denominator
Weighted-average shares outstanding – basic	14,090,697	15,598,396	13,781,709	15,161,266
Dilutive securities	98,968	15,984	98,968	84,492
Weighted-average shares outstanding – diluted	14,189,665	15,614,380	13,880,677	15,245,758
Basic earnings per share	$0.08	$0.14	$0.27	$0.25
Diluted earnings per share	$0.08	$0.14	$0.27	$0.25

The Company has included common stock that is classified as mezzanine equity in the denominator for basic and diluted EPS calculations in 2013 and 2014.

6. Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2013	$13,320
Additions charged to provision for doubtful accounts	8,468
Accounts written off, net of recoveries	(3,634)
Balance at September 30, 2014	$18,154

For the nine months ended September 30, 2013, approximately 13.2% of the Company’s revenues were reimbursed by Aetna; 13.1% by Blue Cross Blue Shield of California; and 11.0% by United Behavioral Health. No other payor accounted for more than 10% of revenue reimbursements for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, approximately 15.9% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 12.4% by Blue Cross Blue Shield of California; 11.9% by Aetna; and 11.4% by United Behavioral Health. No other payor accounted for more than 10% of revenue reimbursements for the nine months ended September 30, 2014.

7.	Notes and Other Receivables – Related Party

The Company had a note receivable from the Company’s President which totaled $250,000 as of December 31, 2013. The note was non-interest bearing and there were no payment terms or a maturity date associated with this note. The outstanding balance was settled in full in April 2014 in connection with the BHR Acquisition. Further, during September 2014, the Company’s CEO and the Company’s President repaid receivables due to the Company’s totaling approximately $98,000 and $390,000, respectively.  As a result, the Company did not have any notes receivables from related parties outstanding as of September 30, 2014.

8.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Computer equipment and software	$2,267	$4,020
Furniture and fixtures	4,212	4,366
Vehicles	835	835
Equipment under capital lease	1,163	1,777
Leasehold improvements	3,099	3,405
Construction in progress	8,718	15,681
Building	17,918	20,859
Land	2,538	2,538
Total property and equipment	40,750	53,481
Less accumulated depreciation and amortization	(3,742)	(6,760)
	$37,008	$46,721

Acquired Property

In May 2013, the Company acquired a vacant facility located in Riverview, Florida (just outside of Tampa, Florida) for a purchase price of $5.8 million. The Company funded the purchase price as follows: $1.6 million from cash on hand and $3.6 million proceeds from a new bank loan with an existing lender. In addition, a $0.6 million deposit was previously funded by the Company in March 2013.

9.	Goodwill and Intangible Assets

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to an annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of December 31, 2013 and did not incur an impairment charge.

The Company’s goodwill balance was $10.9 million and $12.7 million as of December 31, 2013 and September 30, 2014, respectively. The $1.8 million increase in goodwill relates to the CRMS Acquisition discussed in Note 3.

Other identifiable intangible assets and their assigned and related accumulated amortization consisted of the following as of December 31, 2013 and September 30, 2014 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	September 30,	December 31,	September 30,
	2013	2014	2013	2014
Trademarks and marketing intangibles	$2,682	$2,682	$358	$558
Non-compete agreements	1,257	1,257	335	524
Other	271	271	21	56
	$4,210	$4,210	$714	$1,138

Changes to the carrying value of identifiable intangible assets during the nine months ended September 30, 2014 were as follows (in thousands):

Balance at December 31, 2013	$3,496
Amortization expense	(424)
Balance at September 30, 2014	$3,072

10.	Notes Payable and Revolving Line of Credit

A summary of the Company’s debt obligations, net of unamortized discounts, is as follows (in thousands):

	December 31,	September 30,
	2013	2014
Non-related party debt:
Revolving line of credit	$12,550	$13,050
Real estate debt	21,548	26,668
Acquisition-related debt	1,500	—
Asset purchases	1,203	877
Subordinated debt	682	701
Capital lease obligations	1,022	1,358
Total non-related party debt	38,505	42,654
Less current portion	(15,164)	(17,542)
Total non-related party debt, long-term	$23,341	$25,112
Related party debt:
Acquisition-related debt	$4,389	$3,603
Subordinated debt	181	185
Total related party debt	4,570	3,788
Less current portion	(795)	(3,603)
Total related party debt, long-term	$3,775	$185

Revolving Line of Credit

In August 2011, the Company entered into a revolving line of credit (the “Revolving Line”) with a financial institution expiring on August 15, 2013. During the second quarter of 2013, the Revolving Line was amended to extend the maturity date to April 1, 2015 and to increase the maximum borrowing limit to the lesser of (i) $20 million or (ii) 70% of the Company’s eligible accounts receivable, subject to adjustment if the aggregate of all returns, rebates, discounts, credits and allowances for the immediately preceding three months is less than 15% of the Company’s gross revenues for such period. The amended Revolving Line bears interest at one-month LIBOR, as defined in the agreement, plus 2.5% per annum (2.75% and 2.65% as of December 31, 2013 and September 30, 2014, respectively). Interest is payable monthly and is calculated on a 360 day year.

In August 2013, the Company amended the Revolving Line’s borrowing base to permit borrowings up to the lesser of (i) $20 million or (ii) 80% of the Company’s eligible accounts receivable at any time prior to February 1, 2014, and 70% of the Company’s eligible accounts receivable at any time on or after February 1, 2014, subject to adjustment if the aggregate of all returns, rebates, discounts, credits and allowances for the immediately preceding three months is less than 8% of the Company’s gross revenues for such period. The Revolving Line is secured by the Company’s accounts receivable, deposit accounts and other rights to payment, inventory, and equipment, and is guaranteed jointly and severally by all of the Company’s subsidiaries that have significant operations and/or assets and the Company’s CEO and President. The Revolving Line, as amended, required the Company to maintain a tangible net worth ratio not greater than 2.50 to 1.00, a fixed charge coverage ratio not less than 1.25 to 1.00, and net income of at least $1.00, all determined as of each quarter end. The Revolving Line limited capital expenditures to $0.1 million in each fiscal year unless approved by the financial institution, limited additional borrowing to $50,000 during the term of the agreement unless approved by the financial institution, limited operating lease expense to $0.1 million in each fiscal year and prohibited the payment of dividends in cash or stock. The Revolving Line also contained a cross-default clause linking a default under the Revolving Line to the occurrence of a default by the Company under any other debt agreement, material lease commitment, contract, instrument or obligation.

The Company was not in compliance with certain financial covenants contained in the Revolving Line as of December 31, 2013 and March 31, 2014. Additionally, the Company’s expenditures for capital expenditures, total operating leases and the incurring of additional indebtedness exceeded the limits specified in the Revolving Line for the year ended December 31, 2013.

These covenant violations created a cross-default with the Greenhouse Real Estate, Concorde Real Estate and Academy Real Estate debt agreements with the same lender, but for which the Company obtained waivers.

On April 15, 2014, the Revolving Line was amended and restated and included a waiver for the noncompliance of the financial covenants and negative covenants described in the preceding paragraphs.

On April 15, 2014, the Company entered into a Second Amended and Restated Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (the “Agent”). The Credit Facility makes available to the Company a $15.0 million revolving line of credit, subject to borrowing base limitations (the “Amended Revolving Line”), and amended and restated two existing term loans in the outstanding principal amounts of $0.6 million (“Term Loan A”) and $1.5 million (“Term Loan B”). In June 2014, the Company repaid in full the $1.5 million outstanding balance of Term Loan B.

The Amended Revolving Line bears interest at one-month LIBOR, plus an applicable margin that is determined by the Company’s leverage ratio, as defined by the agreement, at the end of each quarter. A quarter-end leverage ratio of 4.75 to 1.00 or above results in an applicable margin of 3.00%, a ratio below 4.75 to 1.00 and equal to or above 4.00 to 1.00 results in an applicable margin of 2.75%, and a ratio below 4.00 to 1.00 results in an applicable margin of 2.50%. Term Loan A bears interest at LIBOR plus 3.15%. The borrowing base for the Amended Revolving Line is 70% of the Company’s eligible accounts receivable and was established with the understanding that the aggregate of all returns, rebates, discounts, credits and allowances, exclusive of the initial adjustment to record net revenues at the time of billing, for the immediately preceding three months will be less than 20% of gross revenues for such period (up from the previous restriction of 8%). If the aggregate of all returns, rebates, discounts, credits and allowances, exclusive of the initial adjustment to record net revenues at the time of billing, for the immediately preceding three months is greater than 20% of gross revenues for such period, or if there exists any other matters, events, conditions or contingencies that the Agent reasonably believes may affect payment of any portion of the Company’s accounts, the Agent may reduce the borrowing base from 70% of the Company’s eligible accounts receivable to a lower percentage.

The amendment and restatement removed the previous covenants which required the Company to maintain a minimum tangible net worth ratio and minimum net income. The Credit Facility requires the Company to achieve minimum net revenues and adjusted EBITDA for each quarter, determined on a rolling four quarters basis, of no less than 85% of net revenues and adjusted EBITDA for the immediately preceding four quarters. The Credit Facility generally defines adjusted EBITDA as consolidated net income plus (i) interest expense, (ii) depreciation and amortization expense, (iii) tax expense, (iv) non-cash stock compensation, (v) one-time legal and restructuring costs incurred in 2014 in connection with the Company’s private placement, the Reorganization Transactions (see Note 3), the BHR preferred equity transactions (see Note 3), and an IPO of the Company in an amount not to exceed $2.5 million, (vi) one-time legal, accounting and other transaction costs incurred in connection with a permitted acquisition in 2014 or in any subsequent fiscal year in an aggregate amount not to exceed $0.2 million in any fiscal year, (vii) one-time settlement costs paid on or about April 9, 2014, in connection with certain wage and settlement charges in California in an amount not to exceed $2.5 million, (viii) one-time restructuring costs incurred in 2013 in connection with the closing of the Leading Edge operations and the consolidation of call centers in an amount not to exceed $0.8 million, and (ix) to the extent approved by Wells Fargo Bank in writing, other one-time and non-recurring charges.

The Credit Facility also requires the Company to achieve a fixed charge coverage ratio of not less than 1.25 to 1.00 for each quarter, determined on a rolling four quarter basis, and achieve a liquidity covenant (as described by the agreement) of no less than

$9.0 million on and as of July 14, 2014. In connection with the June 2014 prepayment of Term Loan B, the parties to the Credit Facility agreed to permanently waive this liquidity covenant. Finally, the Credit Facility includes a maximum leverage ratio covenant, whereby the ratio of funded debt to EBITDA must not be greater than the ratios set forth below on a rolling four quarter basis:

Fiscal Quarter End	Maximum Leverage Ratio
September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	3.75:1.00

The Credit Facility limits aggregate capital expenditures (as defined by the agreement and which exclude, among other items, capital expenditures made by BHR and its subsidiaries that are funded with debt permitted under the agreement or proceeds the IPO and permitted acquisitions under the agreement) to $3.0 million in each fiscal year and limits capital lease debt and other purchase money debt to $2.3 million.

The Credit Facility also contains customary events of default including, but not limited to, failure to make payments under the Credit Facility, materially incorrect representations, breaches of covenants (subject to a 20 day cure period in the case of certain covenants), cross-default to any other material indebtedness, bankruptcy and insolvency events, change of control, and the failure of guarantees or security to remain in full force and effect.

The Credit Facility, as amended in June 2014, also provides for standby letters of credit in an aggregate undrawn amount not to exceed $3.0 million, and in July 2014 Wells Fargo issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $700,000.

The outstanding balance under the Revolving Line was $12.6 million and $13.1 million as of December 31, 2013 and September 30, 2014, respectively.  The maximum unused available credit under the amended Revolving Line as of September 30, 2014 was $1.3 million based upon borrowing base restrictions.  The Company used a portion of the net proceeds from the IPO received in October 2014 to repay in full the outstanding balance of the Revolving Line of $13.1 million on October 7, 2014.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. The interest rate swap agreements have notional amounts of $8.9 million and $13.2 million which fix interest rates over the life of the respective interest rate swap agreement at 4.16% and 4.62%, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges and therefore the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated income statements.

At September 30, 2014, the fair value of the interest rate swaps was a liability of $324,000 and is reflected in other long-term liabilities on the condensed consolidated balance sheet.  Refer to Note 15 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements (dollars in thousands):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swap	$8,882	May 2018	$(76)
Pay-fixed interest rate swap	13,168	October 2019	(248)
Total	$22,050		$(324)

Capital Lease

In March 2014, the Company entered into a $0.3 million capital lease that bears interest at 5.2% per annum and requires monthly payments of $5,368 over 60 months. At the end of the lease term, the Company may buy the equipment for $1. The outstanding balance under this capital lease at September 30, 2014 was $0.3 million.   During 2014 the Company has also entered into a $0.3 million capital lease that bears interest at 5.1% per annum and requires monthly payments of $9,789 over 36 months.  At the end of the lease term, the Company may buy the equipment for $1.  The outstanding balance under this capital lease at September 30, 2014 was $0.3 million.

Greenhouse Real Estate, LLC

Greenhouse Real Estate, LLC (the “Borrower”) entered into a $13.2 million construction loan facility (the “Construction Facility”) with a financial institution on October 8, 2013 to refinance existing debt related to a 70-bed facility and to fund the construction of an additional 60 beds at this facility located in Grand Prairie, Texas. Monthly draws may be made against the Construction Facility based on actual construction costs incurred.

Interest, which was payable monthly, was calculated based on a 360 day year and accrued at the Company’s option of either (i) one-month LIBOR (as defined in the agreement) plus 3.0%, with such rate fixed until the next monthly reset date, or (ii) floating at one-month LIBOR (as defined in the agreement) plus 3.0%. In the event that the Company elected the floating option for either two consecutive periods or a total of three periods, the floating rate increased by 0.25%. At December 31, 2013, the amount outstanding under the Construction Facility was $8.7 million and the interest rate was 3.25%.

At the Borrower’s option, the Construction Facility was convertible to a term loan with an extended maturity of October 31, 2019 provided (i) there was no default, (ii) the construction was 100% complete, (iii) there was no material adverse change, as determined by the financial institution in its sole discretion, in the financial condition of the Borrower and (iv) other terms and conditions were satisfied. The maximum amount that may be converted was 65% of the appraised value at the time of the conversion. If at the time of the conversion the loan value exceeded the 65% loan-to-value ratio, the Borrower was permitted to make principal payments to reduce the loan-to-value to the 65% threshold. In the event the Borrower did not elect to or was unable to convert the Construction Facility to a term loan, the Borrower was required to pay an exit fee equal to 3.0% of the then outstanding balance. Principal payments at the time of the conversion were to be calculated based on a 15-year amortization schedule, and monthly principal and interest payments are required with a balloon payment at maturity. Because the construction loan contained contingencies other than the completion of the construction, the Company classified the entire $8.7 million outstanding at December 31, 2013 as current.

The Construction Facility was secured by a deed of trust and the assignment of certain leases and rents and was guaranteed by the Company and the CEO and President of the Company. The Borrower was required to maintain a minimum debt service coverage ratio of 1.25 to 1.00. The note also contained a cross-default clause linking a default under the Greenhouse Real Estate loan to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness.

In August 2014, the outstanding balance of the construction loan was converted to a $12.7 million term loan that matures in August 2019 and has an annual interest rate equal to the one-month libor plus 2.5%.  The term loan requires monthly principal payments of $70,778 plus interest and a balloon payment of $8.5 million at maturity.

Behavioral Healthcare Realty, LLC

As discussed in Note 3, the Company assumed a $1.7 million term loan in conjunction with the acquisition of BHR. The Company refinanced this loan with a financial institution and the new loan requires monthly principal payments of $35,855 plus interest at 5.0% with a balloon payment of $1.4 million due at maturity in April 2015. The Company used a portion of the net proceeds from the IPO received in October 2014 to repay in full the outstanding balance of the term loan of $1.6 million on October 7, 2014.

11.	Mezzanine Equity

Share Imperfections

In 2008, preferred shares were issued by the previous board of directors of AAC prior to the timely filing of a Certificate of Designation with the Secretary of State of Nevada. Additionally in 2008, certain common shares were issued by the previous board of directors of AAC which were in excess of the number of shares duly authorized by AAC’s Articles of Incorporation. AAC has classified these preferred and common shares as mezzanine equity at the original purchase price in the condensed consolidated balance sheets because they do not meet the definition of permanent equity as a result of these legal imperfections.

To address these issues, in April 2014, the Company conducted the Private Share Exchange with certain stockholders of AAC, whereby holders representing 93.6% of the outstanding shares of common stock of AAC, which were classified in both Mezzanine Equity and Stockholders’ Equity, exchanged their shares on a one-for-one basis for shares of the Company’s common stock. The Private Share Exchange was conditioned upon, among other things, a release by each exchanging stockholder of any and all potential claims arising from corporate actions that were not conducted in compliance with Nevada law.

Statement of Mezzanine Equity

Changes to mezzanine amounts during the nine months ended September 30, 2014 were as follows (dollars in thousands):

	Noncontrolling Interest		American Addiction Centers, Inc.
	BHR Series A Preferred		Common Shares
	Units	Amount	Shares	Amount
Balance at December 31, 2013	28	$1,400	11,439,762	$10,442
Issuance of BHR Series A Preferred Units	9	425	—	—
Stock redemption	(37)	(1,825)	—	—
Issuance of BHR Series A Preferred Units	160	7,782	—	—
Amortization of issuance costs	—	33	—	—
Shares acquired by the Company	—	—	(11,381,358)	(10,389)
Balance at September 30, 2014	160	$7,815	58,404	$53

In January and February of 2014, BHR sold 8.5 units of Series A Preferred Units, valued at $50,000 per unit, with proceeds to BHR of $0.4 million, net of issuance costs of $11,300. A director of the Company purchased five Series A Preferred Units for $0.3 million at $50,000 per unit. After the sale, 36.5 Series A Preferred Units were outstanding totaling approximately $1.8 million. On April 15, 2014, BHR redeemed all 36.5 outstanding Series A Preferred Units for $1.8 million. These former holders of Series A Preferred Units used the proceeds to purchase 224,697 shares of AAC common stock at $8.12 per share as part of an exempt common stock offering. A director and relative of a director of the Company received approximately $450,000 and purchased 55,406 shares of AAC common stock in connection with the redemption of nine Series A Preferred Units.

On April 15, 2014 BHR sold 160 units of Series A Preferred Units, valued at $50,000 per unit, with proceeds to BHR of $7.8 million, net of issuance costs of $0.2 million. The issuance costs will be amortized over a 36 month period, the first date the holder can put the shares back to the Company. See Note 3 for a complete disclosure of the major components of this transaction and the related outstanding Series A Preferred Units.

12.	Stockholders’ Equity

Common Stock

In February and March 2014, AAC received proceeds of $4.2 million, net of $12,500 in issuance costs, from the sale of 516,625 shares of its common stock at $8.12 per share, which the Company’s management determined to be fair value, in an exempt common stock offering. Included within the total shares sold in the Company’s 2014 private placement were 61,563 shares sold to directors of the Company, 12,313 shares sold to the Company’s General Counsel and Secretary, 6,156 shares sold the Company’s COO and 3,078 shares sold to one of the Company’s Vice Presidents. The share price was based, in part, on an independent valuation analysis obtained in December 2013.

On April 11, 2014, AAC granted 77,765 shares of restricted common stock to its General Counsel and Secretary under the Company’s 2007 Stock Incentive Plan (the “Incentive Plan”), of which 38,883 shares vested immediately with the remaining 38,882 shares vesting on April 10, 2015. The fair value on the award date was $8.12 per share, as determined by the Company’s management. As a result of the award, AAC recorded $0.3 million of compensation expense, $0.2 million of additional compensation expense to satisfy the employee’s personal tax obligation related to the vesting of the grant during the second quarter of 2014, and $0.3 million ratably over the one-year vesting period. Additionally, on April 11, 2014, AAC granted 4,744 shares of its common stock to a non-executive employee. AAC recorded $39,000 of compensation expense and $30,000 of additional compensation expense to satisfy the employee’s personal tax obligation related to the stock grant during the second quarter of 2014.

On April 17, 2014, AAC redeemed a total of 14,318 shares of its common stock at $8.12 per share, which the Company’s management estimates to be fair value, for an aggregate redemption price of $0.1 million.

In connection with the issuance of subordinated notes in 2012, AAC issued detachable warrants to the lenders to purchase a total of 112,658 shares of common stock at $0.64 per share. The warrants were exercisable at any time up to their expiration on March 31, 2022. In March 2014, 106,728 of the outstanding warrants were exercised and a total of 106,728 shares of AAC common stock were issued to the exercising warrant holders, including 23,717 shares to a Company director. In April 2014, the remaining outstanding warrants for the purchase of 5,930 shares of AAC common stock were exercised.

In connection with the 2013 exempt offering of AAC common stock, a Company employee subscribed for 19,090 shares of common stock at $5.24 per share, which the Company’s management estimated to be fair value. As consideration for the shares, the employee issued to the Company a subscription note receivable in the amount of $0.1 million. The Company forgave this subscription note receivable over a 12-month period ending on July 1, 2014. During the three and nine month periods ended September 30, 2014, the Company recorded $8,000 and $58,000, respectively, in compensation expense related to this forgiveness.

Stock Split

On September 18, 2014, a 1.571119-for-1 stock split in the form of a stock dividend was effected. The common share and per share amounts included in the condensed consolidated financial statements have been adjusted to reflect the stock split.

13.	Stock Based Compensation Plans

In March 2014, AAC granted 5,834 shares of fully vested common stock to each of its five non-employee directors. The Company recognized $0.2 million of compensation expense in the first quarter of 2014 as a result of these grants. The fair value on the award date was $8.12 per share, as estimated by the Company’s management.

On April 11, 2014, AAC granted a total of 82,509 shares of restricted common stock to two employees as discussed in Note 12.

The Company recognized $0.4 million and $0.2 million in equity-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $0.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 0.6 years.

A summary of share activity under the Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2013	109,369	$6.49
Granted	111,676	8.12
Vested	(182,163)	7.14
Unvested at September 30, 2014	38,882	$8.12

14.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 reflects an effective tax rate of 42.7% and 43.4%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2013 of (7.0)% and 32.3%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was primarily attributable to an increase in taxable income.

15.	Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2013 and September 30, 2014 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The fair value of the Company’s revolving line of credit is categorized as Level 2. The carrying amount of the Company’s debt approximates fair value because interest rates approximate the current rates available to the Company.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2013 and September 30, 2014.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At September 30, 2014, the fair value of the interest rate swaps represented a liability of $0.3 million.  Refer to Note 10 for further discussion of the interest rate swap agreements.

16.	Commitments and Contingencies

Litigation

In April 2013, two wage and hour claims were filed against the Company in the State of California and were subsequently consolidated into a class action. In June 2013, the parties agreed to settle the substantive claims for $2.5 million during mediation. Once the settlement became probable, the Company established a $2.5 million reserve during the second quarter of 2013 for this matter. Subsequently, on April 9, 2014 and following court approval, the Company settled this matter with payment of $2.6 million. The total amount of the litigation settlement of $2.6 million was reflected in accrued liabilities at December 31, 2013.

Bevell Litigation

On February 3, 2014, AAC filed an action against James D. Bevell in the U.S. District Court in the Middle District of Tennessee, alleging breach of contract and tortious interference with business practices arising out of Mr. Bevell’s breach of his non-compete agreements. Mr. Bevell is the former Chief Innovation Officer of AAC.  AAC’s complaint sought preliminary and permanent injunctive relief, declaratory judgment, compensatory damages, punitive damages for intentional, fraudulent, reckless or grossly negligent conduct, reasonable attorneys’ fees and costs and other legal, equitable or general relief for breach of contract and associated wrongs. On March 5, 2014, the court granted a preliminary injunction enjoining Mr. Bevell and his officers, agents, servants, employees, attorneys and all persons in active concert or participation with him from violating the non-competition and non-solicitation provisions contained in his employment agreement with AAC and in the purchase agreement related to the TSN Acquisition (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview-TSN Facilities”).

On July 16, 2014, Mr. Bevell filed an action, for which an amended complaint was filed on August 15, 2014, in the Chancery Court for the State of Tennessee in Williamson County against Michael Cartwright, Jerrod Menz, AAC Holdings, Inc., Clinical Revenue Management Services, LLC, Tina Cartwright, Victoria Menz, Behavioral Healthcare Realty, LLC and AAC (the “State Litigation”). The amended complaint alleged the defendants breached fiduciary duties owed to Mr. Bevell and breached the Agreement Among Stockholders entered into in connection with the TSN Acquisition. Mr. Bevell’s amended complaint sought rescission of the Reorganization Transactions and compensatory and punitive damages.

On August 15, 2014, AAC, entered into two settlement agreements to resolve all outstanding disputes among the parties, consisting of a State Settlement Agreement (the “State Settlement”) to resolve the State Litigation claims and a Federal Settlement Agreement (the “Federal Settlement”) to resolve the Federal Litigation claims (collectively, the Federal Settlement and the State Settlement are referred to as the “Bevell Settlement”). Pursuant to the terms of the State Settlement, AAC agreed to pay to Mr. Bevell the sum of $7,555,425 in exchange for full and final satisfaction of all obligations to Mr. Bevell under the Bevell Note (as hereinafter defined), his Employment Agreement with AAC, the License Agreement (as hereinafter defined), the Agreement Among Stockholders and the State Litigation claims. Of this sum, AAC paid $255,425 upon execution of the State Settlement Agreement and the balance of $7.3 million was paid upon completion the initial public offering on October 7, 2014. In return for the State Settlement payment, Mr. Bevell agreed to dismiss the State Litigation and releases all claims he may have arising out of or related to the Bevell Note, his Employment Agreement with AAC, the License Agreement, the Agreement Among Stockholders, the State Litigation claims, his ownership of the shares of AAC, his services as an employee, director or officer of AAC, the Private Share Exchange or otherwise. On August 15, 2014, the parties also entered into an Agreement for Conveyance of Marks, Telephone Numbers, and Domain Names pursuant to which AJG Solutions, Inc. agreed to convey all intellectual property covered by the License Agreement to AAC in fee simple. Pursuant to the terms of the Federal Settlement, in exchange for full and final satisfaction of all obligations to Mr. Bevell under the TSN Acquisition purchase agreement, the Agreement Among Stockholders and the Federal Litigation claims, AAC agreed to dismiss the Federal Litigation, except that the permanent injunction sought by AAC against Mr. Bevell relating to breaches of the non-competition and non-solicitation provisions contained in his AAC employment agreement and the TSN Acquisition purchase agreement will remain in effect through August 31, 2015. In addition, pursuant to the terms of the Federal Settlement, Mr. Bevell surrendered all of his 698,259 shares of AAC common stock which were subsequently cancelled.

Horizon Blue Cross Blue Shield of New Jersey v. Avee Laboratories et al.

On September 4, 2013, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”) filed an amended complaint in the Superior Court of New Jersey against several defendants, including Leading Edge Recovery Center, LLC, one of the Company’s subsidiaries. Leading Edge Recovery Center, LLC formerly operated a drug and alcohol treatment facility in New Jersey. Horizon alleges the defendants submitted and caused others to submit unnecessary drug tests in violation of New Jersey law and is seeking recovery for monetary and treble damages. The Company is vigorously defending these claims and believes them to be without merit. The Company cannot provide any assurance that it will prevail in this matter, nor can it reasonably estimate its potential liability if there is an adverse outcome. Further, the Company previously made a demand for indemnification upon James D. Bevell for the portion of these claims relating to the period prior to the TSN Acquisition. As part of the Bevell Settlement described above, the Company agreed that the indemnity obligations of Mr. Bevell in connection with the Horizon litigation would be terminated.

Other

The Company is aware of various other legal matters arising in the ordinary course of business. To cover these types of claims, the Company maintains insurance it believes to be sufficient for its operations, although, some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. After taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes the outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

17.	Subsequent Events

On October 7, 2014, the Company completed its IPO of 5,750,000 shares of its common stock at a public offering price of $15.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 250,000 shares from the Company and 500,000 shares from certain selling stockholders. Net proceeds to the Company from the IPO were approximately $68.6 million, after deducting underwriting discounts and offering costs.   The Company used a portion of these proceeds to repay the balance, in full, of the Revolving Line on October 7, 2014 of $13.1 million, the Behavioral Healthcare Realty, LLC term loan of $1.6 million and the final $7.3 million payment related to the Bevell Settlement.

On November 10, 2014, the Company completed a subsidiary short-form merger with AAC and a wholly-owned merger subsidiary whereby the legacy holders of AAC common stock who did not participate in the Private Share Exchange received 1.571119 shares of Holdings common stock for each share of AAC common stock owned at the effective time of the merger (for an aggregate of approximately 293,240 shares of Holdings common stock).  Upon completion of the short-form merger, Holdings owned 100% of the outstanding shares AAC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this quarterly report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors; (iv) our failure to successfully achieve growth through acquisitions and de novo expansions; and (v) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Registration Statement on Form S-1, as amended, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

General.  We believe we are a leading provider of inpatient substance abuse treatment services for individuals with drug and alcohol addiction.  As of September 30, 2014, we operated six substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across our 473 beds, which includes 338 licensed detoxification beds.  We are currently developing three facilities and have an additional property under contract that we plan to develop into a new facility. The majority of our approximately 830 employees are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

De Novo Facilities.  We have completed two successful de novo development projects. In March 2012, we opened Greenhouse in a suburb of Dallas, Texas, which initially provided us with 70 licensed residential and detoxification beds. In January 2013, we opened Desert Hope in Las Vegas, Nevada, which provided us with 148 licensed residential and detoxification beds. We refer to these two development projects as the “De Novo Facilities.” Both facilities were extensively renovated and remodeled to convert them into high quality inpatient treatment centers, and each achieved profitability in its first year of operation. We believe we were able to quickly increase census at our De Novo Facilities through increased sales and marketing efforts prior to each facility opening. As a result of the BHR Acquisition in April 2014, we acquired ownership of the real estate properties on which the De Novo Facilities operate.

TSN Facilities.  On August 31, 2012, we acquired the outpatient treatment operations of Singer Island (65 beds in West Palm Beach, Florida), The Academy (12 beds in West Palm Beach, Florida) and Leading Edge (70 beds in Trenton, New Jersey) (collectively, the “TSN Facilities”), for an aggregate purchase price of $14.6 million (collectively, the “TSN Acquisition”). In connection with the TSN Acquisition, we issued 1,396,518 shares of AAC common stock (1,040,791 unrestricted shares and 355,727 restricted shares at a fair value of $3.99 per share), valued collectively at $5.6 million; paid cash of $2.5 million from proceeds received from bank financing; and issued $6.5 million of subordinated notes to the sellers to fund the acquisition. The purchase agreement included provisions that contemplate a potential purchase price adjustment at the August 2015 maturity of the subordinated notes issued to the sellers. If certain operational performance metrics are not achieved during the three-year term of the subordinated notes, we may withhold up to $1.5 million of the $4.0 million balloon payment at maturity with respect to the subordinated notes and cause the forfeiture of up to 355,727 restricted shares of AAC common stock. However, pursuant to the terms of a settlement agreement in September 2014 among AAC, AJG Solutions, Inc. and James D. Bevell (a seller in the TSN Acquisition), the parties agreed to resolve all outstanding disputes among the parties, which included the dismissal of certain litigation against Mr. Bevell in exchange for, among other items, full and final satisfaction of all obligations to Mr. Bevell under the TSN Acquisition purchase agreement. The TSN Acquisition provided us with a professional sales force and a referral network of hospitals, other treatment facilities, employers, alumni, and employee assistance programs, along with established internet sites and toll free numbers.  Collectively, these sales channels have contributed to an increase in our average monthly admissions of over 95 clients from September 2012 through September 2014.  The Leading Edge facility was later closed by management in the second quarter of 2013 because management determined the amenities and service offerings at the facility were inconsistent with our long-term strategy and brand.

Corporate Relocation.  In 2012, we moved our corporate offices to Brentwood, Tennessee from Temecula, California.  In 2012, we also opened a centralized call center; staffed our marketing department to transition outsourced marketing activities in-house; expanded our accounting and finance department to accommodate the financial reporting needs of a more mature, seasoned company; and added human resource, IT and operations personnel to meet the demands of our rapid growth.

Recent Developments.  As described in Note 3 to the consolidated condensed financial statements, in April 2014 we completed the Reorganization Transactions in preparation for our initial public offering (“IPO”), which we completed in October 2014. These included the Private Share Exchange, BHR Acquisition and CRMS Acquisition. BHR owns all the outstanding equity interests of Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and The Academy Real Estate, LLC, which entities own the Desert Hope, Greenhouse and Riverview, Florida properties, respectively, and CRMS provides our client billing and collection services. For additional information related to the Reorganization Transactions, see Note 3 to our condensed consolidated financial statements. In May 2014, we completed the purchase of an approximately 20,000 square foot property in Las Vegas, Nevada for $2.0 million. We paid $1.9 million at closing and a $0.1 million deposit was applied to the purchase price. In July 2014, we began construction of an outpatient treatment facility at this location.

On October 7, 2014, we completed our IPO of 5,750,000 shares of our common stock at a public offering price of $15.00 per share, which included the exercise in full of the underwriters option to purchase an additional 250,000 shares from us and 500,000 shares from certain selling stockholders.  Net proceeds to the Company from the IPO were approximately $68.6 million, after deducting underwriting discounts and offering costs.   We used a portion of these proceeds received in October 2014 to repay the balance, in full, of the Revolving Line of $13.1 million, the Behavioral Healthcare Realty, LLC term loan of $1.6 million and the final $7.3 million payment related to the Bevell Settlement.

On November 10, 2014, we completed a subsidiary short-form merger with AAC and a wholly-owned merger subsidiary whereby the legacy holders of AAC common stock who did not participate in the Private Share Exchange received 1.571119 shares of Holdings common stock for each share of AAC common stock owned at the effective time of the merger (for an aggregate of approximately 293,240 shares of Holdings common stock).  Upon completion of the short-form merger, Holdings owned 100% of the outstanding shares AAC.

Revenues.  Our revenues primarily consist of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided.  For the nine months ended September 30, 2014, approximately 90% of our revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the nine months ended September 30, 2014, no single payor accounted for more than 14.9% of our revenue reimbursements. For the nine months ended September 30, 2014, we estimate that revenues derived from partial hospitalization and intensive outpatient treatment services accounted for approximately 45% of our commercial payor revenues, detoxification and residential treatment services accounted for approximately 29% of our commercial payor revenues and point-of-care drug testing, quantitative laboratory services, professional groups and other ancillary services accounted for approximately 26% of our commercial payor revenues.

We recognize revenues from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed.  We estimate the net realizable value of revenues by adjusting gross client charges using our expected realization and applying this discount to gross client charges.   Through December 31, 2013, our expected realization was determined by management after taking into account historical collections received from the commercial payors since our inception compared to the gross client charges billed.  Beginning in January 2014, we enhanced our methodology related to our net realizable value to more quickly react to potential changes in reimbursements by facility, by type of service and by payor.  As a result, management adjusted the expected realization discount, on a per facility basis, to reflect a twelve-month historical analysis of reimbursement data by facility in addition to considering the type of services provided, the payors and the gross client charge rates by facility.

Our accounts receivable primarily consists of amounts due from commercial payors.  The client self-pay portion is usually collected upon admission and in limited circumstances the client will make a deposit and negotiate the remaining payments as part of the services.  We do not recognize revenue for any amounts not collected from the client in either of these situations.  From time to time we may provide free care to a limited number of clients, which we refer to as scholarships.  We do not recognize revenues for scholarships provided. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”).  Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors.  Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables.

Operating Expenses.  Our operating expenses are primarily impacted by eight categories of expenses: salaries, wages and benefits; advertising and marketing; professional fees; client related services; other operating expenses; rentals and leases; provision for doubtful accounts; and depreciation and amortization.

•

Salaries, wages and benefits.  We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others.  Our clinical salaries, wages and benefits expense is largely driven by the total number of beds in our facilities and our average daily census.  We also employ a professional sales force and staff a centralized call center.  Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff and senior management.

•

Advertising and marketing.  We promote our treatment facilities through a variety of channels including television advertising, internet search engines and Yellow Page advertising, among others.  While we do not compensate our referral sources for client referrals, we do have arrangements with multiple marketing channels that we pay on a performance basis (i.e., pay per click or pay per inbound call).  We also host and attend industry conferences.  Our advertising and marketing efforts and expense is largely driven by the total number of available beds in our facilities.

•

Professional fees.  Professional fees consist of various professional services used to support primarily corporate related functions.  These services include client billings and collections, accounting related fees for financial statement audits and tax preparation and legal fees for, among other matters, employment, compliance and general corporate matters. These fees also consist of information technology, consulting, payroll fees and national medical director fees.

•

Client related services.  Client related services consist of physician and medical services as well as client meals, pharmacy, travel, and various other expenses associated with client treatment, including the cost of contractual arrangements for the treatment of clients where the demand for services exceed our capacity.  Client related services are significantly influenced by our average daily census.

•

Other operating expenses.  Other operating expenses consists primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses, and is significantly influenced by the total number of beds in our facilities and our average daily census.

•

Rentals and leases.  Rentals and leases mainly consist of properties under various equipment and operating leases, which includes space required to perform client services and space for administrative facilities.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future.  We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories.  As of September 30, 2014, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements.  In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis on a quarterly basis, utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. During the second quarter of 2014, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for all client accounts covered by insurance. Based on the results of this analysis, including improvements noted in the credit quality of receivables aged 120-180 days, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. As a result, management revised the estimates used to establish the provision for doubtful accounts, effective as of the second quarter of 2014. This change in estimate reduced the reserve percentages applied to various aging classes of accounts receivable aged less than 360 days to more closely reflect actual collection and write-off history that we have experienced and expect to experience in the future.

•

Depreciation and amortization.  Depreciation and amortization represents the ratable use of our capitalized property and equipment, including assets under capital leases, over the estimated useful lives of the assets, and amortizable intangible assets, which mainly consist of trademark-related intangibles and non-compete agreements.

Key Drivers of Our Results of Operations.  Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our prospectus filed with the SEC on October 2, 2014 and elsewhere in this Form 10-Q and those described below:

•

Average Daily Census.  We refer to the average number of clients to whom we are providing services on a daily basis over a specific period as our “average daily census.” Our revenues are directly impacted by our average daily census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period, average length of stay, and the ratio of clinical staff to clients.

•

Average Daily Revenue and Average Net Daily Revenue.  Our average daily revenue is a per census metric equal to our total revenues for a period divided by our average daily census for the same period divided by the number of days in the period.  Our average net daily revenue is a per census metric equal to our total revenues less provision for doubtful accounts for a period divided by our average daily census for the same period divided by the number of days in the period.  The key drivers of average daily revenue and average net daily revenue include the mix of services and level of care that we provide to our clients during the period and payor mix.  We provide a broad continuum of services including detoxification, residential treatment, partial hospitalization and intensive outpatient care, with detoxification resulting in the highest daily charges and intensive outpatient care resulting in the lowest daily charges.  We also generate revenues from laboratory and other ancillary services associated with serving our clients.  We tend to experience higher margins from our urinalysis testing services, which are conducted both on-site at all of our treatment facilities and at our centralized laboratory facility in Brentwood, Tennessee, than we do from other ancillary services.

•

Billed Days.  We refer to billed days as the number of days in a given period for which we charged a commercial payor for the category of services provided. Detoxification and residential treatment levels of care feature higher per day gross client charges than partial hospitalization and intensive outpatient levels of care but also require greater levels of more highly trained medical staff. For the nine months ended September 30, 2014, detoxification and residential treatment services accounted for 28% of total billed days, and partial hospitalization and intensive outpatient services accounted for the remaining 72% of total billed days.  Average length of stay can vary among periods without correlating to the overall operating performance of our business and, as a result, management does not view average length of stay as a key metric with respect to our operating performance. Rather, management views average billed days for the levels of care as a more meaningful metric to investors because it refers to the number of days in a given period for which we billed for the category of services provided. For example, in any given week, clients receiving partial hospitalization and intensive outpatient services might only qualify for five or three days, respectively, of reimbursable services during a seven day calendar period, which results in fewer billed days (e.g., five or three days, respectively) than the average length of stay (e.g., seven days) for partial hospitalization and intensive outpatient services during the same weekly period. The following table presents, for the nine months ended September 30, 2014, the average length of stay and average billed days with respect to detoxification and residential treatment services and partial hospitalization and intensive outpatient services of our commercial payor clients:

	Average Length of Stay	Average Billed Days
Detoxification and residential treatment services	7	7
Partial hospitalization and intensive outpatient services	26	16

The average length of stay and average billed days with respect to our private pay clients, which is not separately allocated to any category of service, is 35 days and 35 days, respectively.

•

Expense Management.  Our profitability is directly impacted by our ability to manage our expenses, most notably salaries, wages and benefits and advertising and marketing costs, and to adjust accordingly based upon our capacity.

•

Billing and Collections.  Our revenues and cash flow are directly impacted by our ability to properly verify our clients’ insurance benefits, obtain authorization for levels of care, properly submit insurance claims and manage collections.

Results of Operations

Comparison of Three Months ended September 30, 2014 to Three Months ended September 30, 2013

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Three Month over Three Month
	2013 (unaudited)		2014 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues	$28,350	100.0	$36,599	100.0	$8,249	29.1
Operating expenses
Salaries, wages and benefits	11,116	39.2	15,625	42.7	4,509	40.6
Advertising and marketing	3,179	11.2	3,910	10.7	731	23.0
Professional fees	2,580	9.1	1,722	4.7	(858)	(33.3)
Client related services	1,672	5.9	2,789	7.6	1,117	66.8
Other operating expenses	2,827	10.0	4,064	11.1	1,237	43.8
Rentals and leases	1,101	3.9	536	1.5	(565)	(51.3)
Provision for doubtful accounts	3,012	10.6	2,180	6.0	(832)	(27.6)
Litigation settlement	—	—	118	0.3	118	n/m
Restructuring	255	0.9	—	—	(255)	(100.0)
Depreciation and amortization	729	2.6	1,209	3.3	480	65.8
Total operating expenses	26,471	93.4	32,153	87.9	5,682	21.5
Income from operations	1,879	6.6	4,446	12.1	2,567	136.6
Interest expense	375	1.3	845	2.3	470	125.3
Other (income) expense, net	122	0.4	65	0.2	(57)	(46.7)
Income before income tax expense	1,382	4.9	3,536	9.7	2,154	155.9
Income tax expense	(97)	(0.3)	1,511	4.1	1,608	(1,657.7)
Net income	$1,479	5.2	$2,025	5.5	$546	36.9
Less: net loss (income) attributable to noncontrolling interest	(386)	(1.4)	433	1.2	819	(212.2)
Net income attributable to AAC Holdings, Inc. stockholders	1,093	3.9	2,458	6.7	1,365	124.9
Deemed contribution — redemption of Series B Preferred Stock	—	—	—	—	—	—
BHR Series A Preferred Units dividend	—	—	(245)	(0.7)	(245)	n/m
Net income available to AAC Holdings, Inc. common stockholders	$1,093	3.9	$2,213	6.0	$1,120	102.5

n/m – not meaningful

Revenues

Revenues increased $8.2 million, or 29.1%, to $36.6 million for the three months ended September 30, 2014 from $28.4 million for the three months ended September 30, 2013. Revenues were primarily positively impacted by a 30.0% increase in average daily census to 413 for the three months ended September 30, 2014 from 318 for the three months ended September 30, 2013.  The increase in average daily census was driven by the 60 bed expansion of the Greenhouse facility in July 2014 and the continued expansion of both our outside sales force and our national advertising program.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $4.5 million, or 40.6%, to $15.6 million for the three months ended September 30, 2014 from $11.1 million for the three months ended September 30, 2013. As a percentage of revenues, salaries, wages and benefits were 42.7% of revenues for the three months ended September 30, 2014 compared to 39.2% of revenues for the three months ended September 30, 2013. The increase was primarily impacted by the addition of staff in connection with the CRMS Acquisition in April 2014 which added 31 additional employees at the time of the acquisition.

Advertising and Marketing

Advertising and marketing expenses increased $0.7 million, or 23.0%, to $3.9 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. As a percentage of revenues, advertising and marketing expenses were 10.7% of revenues for the three months ended September 30, 2014 compared to 11.2% of revenues for the three months ended September 30, 2013.

Professional Fees

Professional fees decreased $0.9 million, or 33.3%, to $1.7 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013. As a percentage of revenues, professional fees were 4.7% of revenues for the three months ended September 30, 2014 compared to 9.1% of revenues for the three months ended September 30, 2013. The decrease in professional fees is primarily related to the elimination of customer and billing collection fees as a result of the CRMS Acquisition in April 2014.

Client Related Services

Client related service expenses increased $1.1 million, or 66.8%, to $2.8 million for the three months ended September 30, 2014 from $1.7 million for the three months ended September 30, 2013. As a percentage of revenues, client related services expenses were 7.6% of revenues for the three months ended September 30, 2014 compared to 5.9% of revenues for the three months ended September 30, 2013. The increase was primarily related to increases in clinician fees as a result of the consolidation of the Professional Groups effective October 1, 2013.

Other Operating Expenses

Other operating expenses increased $1.2 million, or 43.8%, to $4.1 million for the three months ended September 30, 2014 from $2.8 million for the three months ended September 30, 2013. As a percentage of revenues, other operating expenses were 11.1% of revenues for the three months ended September 30, 2014 compared to 10.0% of revenues for the three months ended September 30, 2013. The increase was primarily the result of additional operating expenses associated with the Greenhouse expansion which opened in July 2014 and the CRMS Acquisition in April 2014.

Rentals and Leases

Rentals and leases decreased $0.6 million, or 51.3%, to $0.5 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013. As a percentage of revenues, rentals and leases were 1.5% of revenues for the three months ended September 30, 2014 compared to 3.9% of revenues for the three months ended September 30, 2013. The decrease was primarily related to a reduction in rent expense resulting from the consolidation of Greenhouse Real Estate, LLC effective October 8, 2013.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.8 million, or 27.6%, to $2.2 million for the three months ended September 30, 2014 from $3.0 million for the three months ended September 30, 2013. As a percentage of revenues, the provision for doubtful accounts was 6.0% of revenues for the three months ended September 30, 2014 compared to 10.6% of revenues for the three months ended September 30, 2013.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2014, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis on a quarterly basis, utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

During the second quarter of 2014, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for all client accounts covered by insurance. Based on the results of this analysis, including improvements noted in the credit quality of receivables aged 120-180 days, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. As a result, management revised the estimates used to establish the provision for doubtful accounts, effective as of the second quarter of 2014. This change in estimate reduced the reserve percentages applied to various aging classes of accounts receivable aged less than 360 days to more closely reflect actual collection and write-off history that we have experienced and expect to experience in the future. These adjustments resulted in a reserve release of approximately $1.5 million during the second quarter of 2014.

During the third quarter of 2014, we continued to experience favorable collections of accounts receivable as noted by a decrease in accounts receivable aged greater than 180 days as a percentage of total accounts receivable by 6.4% to 29.1% at September 30, 2014 from 35.5% at September 30, 2013.

The following table presents a summary of our aging of accounts receivable as of September 30, 2013 and 2014:

	Current	31-180 Days	Over 180 Days	Total
September 30, 2014	27.5%	43.4%	29.1%	100.0%
September 30, 2013	23.1%	41.3%	35.5%	100.0%

Our days sales outstanding as of September 30, 2013 and September 30, 2014 was 77 and 69, respectively.

Litigation Settlement

Litigation settlement expenses for the three months ended September 30, 2014 were $0.1 million, which was 0.3% of revenues.

Restructuring

Restructuring expenses for the three months ended September 30, 2013 were $0.3 million, which was 0.9% of revenues.  Two call centers were closed in the third quarter of 2013 and were consolidated with the existing call center at our headquarters in Brentwood, Tennessee to create a centralized call center. The call center operations were centralized in order to manage costs more effectively and optimize the call center’s view of client services, thus streamlining the placement of clients to treatment facilities.  Restructuring expenses related to centralizing the call centers totaled $0.3 million in the three months ended September 30, 2013 related to severance and relocation costs.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 65.8%, to $1.2 million for the three months ended September 30, 2014 from $0.7 million for the three months ended September 30, 2013. As a percentage of revenues, depreciation and amortization expense was 3.3% of revenues for the three months ended September 30, 2014 compared to 2.6% of revenues for the three months ended September 30, 2013. The increase was primarily the result of the consolidation of Greenhouse Real Estate, LLC in October 2013.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2014 and $0.4 million for the three months ended September 30, 2013. As a percentage of revenues, interest expense was 2.3% of revenues for the three months ended September 30, 2014 compared to 1.3% of revenues for the three months ended September 30, 2013. The increase in interest expense is related to the consolidation of Greenhouse Real Estate, LLC in October 2013, and the additional interest expense related to increased outstanding debt obligations associated with the Greenhouse expansion, which was completed in July 2014. In July 2014, the Company also entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements have a combined notional amount of $22.1 million which fix the interest rates over the life of interest rate swap agreements.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.  The change in fair value during the third quarter of 2014 was approximately $324,000.

Other Expense

Other expense was $65,000 for the three months ended September 30, 2014 compared to $122,000 for the three months ended September 30, 2013.

Income Tax Expense

For the three months ended September 30, 2014, income tax expense was $1.5 million, reflecting an effective tax rate of 42.7%, compared to a tax benefit of $97,000 for the three months ended September 30, 2013.  The increase in income tax expense and the effective tax rate for the three months ended September 30, 2014 was primarily attributable to increases in taxable income.

Net Loss (Income) Attributable to Noncontrolling Interest

For the three months ended September 30, 2014, net loss attributable to noncontrolling interest was $0.4 million compared to net income attributable to noncontrolling interest of $0.4 million for the three months ended September 30, 2013, representing a $0.8 million change. This change was primarily the result of the consolidation of professional groups we are affiliated with in each of the five states in which we operate (the “Professional Groups”) effective October 1, 2013.

Comparison of Nine Months ended September 30, 2014 to Nine Months ended September 30, 2013

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,				Nine Month over Nine Month Increase (Decrease)
	2013 (unaudited)		2014 (unaudited)
	Amount	%	Amount	%	Amount	%
Revenues	$87,681	100.0	$95,802	100.0	$8,121	9.3
Operating expenses
Salaries, wages and benefits	32,975	37.6	39,749	41.4	6,774	20.5
Advertising and marketing	9,768	11.1	10,989	11.4	1,221	12.5
Professional fees	7,277	8.3	6,617	6.9	(660)	(9.1)
Client related services	5,239	6.0	8,000	8.3	2,761	52.7
Other operating expenses	8,644	9.9	9,615	10.0	971	11.2
Rentals and leases	4,149	4.7	1,476	1.5	(2,673)	(64.4)
Provision for doubtful accounts	7,833	8.9	8,468	8.8	635	8.1
Litigation settlement	2,500	2.9	358	0.4	(2,142)	(85.7)
Restructuring	806	0.9	—	—	(806)	(100.0)
Depreciation and amortization	2,128	2.4	3,437	3.6	1,309	61.5
Total operating expenses	81,319	92.7	88,709	92.6	7,390	9.1

Income from operations	6,362	7.3	7,093	7.4	731	11.5

Interest expense	1,159	1.3	1,550	1.6	391	33.7
Other (income) expense, net	95	0.1	80	0.1	(15)	(15.8)
Income before income tax expense	5,108	5.8	5,463	5.7	355	6.9
Income tax expense	1,648	1.9	2,370	2.5	722	43.8

Net income	$3,460	3.9	$3,093	3.2	$(367)	(10.6)
Less: net loss (income) attributable to noncontrolling interest	(729)	(0.8)	1,101	1.1	1,830	(251.0)
Net income attributable to AAC Holdings, Inc. stockholders	2,731	3.1	4,194	4.4	1,463	53.6
Deemed contribution – redemption of Series B Preferred Stock	1,000	1.1	—	—	(1,000)	(100.0)
BHR Series A Preferred Units dividend	—	—	(448)	(0.5)	(448)	n/m
Net income available to AAC Holdings, Inc. common stockholders	$3,731	4.3	$3,746	3.9	$15	0.4

n/m – not meaningful

Revenues

Revenues increased $8.1 million, or 9.3%, to $95.8 million for the nine months ended September 30, 2014 from $87.7 million for the nine months ended September 30, 2013.  Revenues were primarily positively impacted by an 11.2% increase in average daily census to 388 for the nine months ended September 30, 2014 from 349 for the nine months ended September 30, 2013.   The increase in average daily census was driven by the 60 bed expansion of the Greenhouse facility in July 2014 and the continued expansion of both our outside sales force and our national advertising program.  While revenues were positively impacted by the increase in average daily census, this increase was partially offset by a 1.6% decrease in average daily revenue to $905 for the nine months ended September 30, 2014 from $920 for the nine months ended September 30, 2013.  As previously disclosed, through December 31, 2013, our expected realization was determined by management after taking into account historical collections received from the commercial payors since our inception compared to the gross client charges billed. Beginning in January 2014, we enhanced our methodology related to our net realizable value to more quickly react to potential changes in reimbursements by facility, by type of service and by payor. As a result, management adjusted the expected realization to reflect a twelve-month historical analysis of reimbursement data by facility in addition to considering the type of services provided, the payors and the gross client charge rates. This adjustment resulted in a decrease in our expected realization in 2014.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $6.8 million, or 20.5%, to $39.7 million for the nine months ended September 30, 2014 from $33.0 million for the nine months ended September 30, 2013. As a percentage of revenues, salaries, wages and benefits were 41.4% of revenues for the nine months ended September 30, 2014 compared to 37.6% of revenues for the nine months ended September 30, 2013. The increase was primarily related to the impact of stock compensation expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 relating to the vesting of equity award grants under our 2007 Stock Incentive Plan.  Our Chief Operating Officer commenced employment in February 2013 and our General Counsel and Secretary commenced employment in December 2013.  Accordingly, our salaries, wages and benefits for the nine months ended September 30, 2014 included their salaries for the entire period of 2014.  The increase was also impacted by the addition of staff in connection with the CRMS Acquisition in April 2014.

Advertising and Marketing

Advertising and marketing expenses increased $1.2 million, or 12.5%, to $11.0 million for the nine months ended September 30, 2014 from $9.8 million for the nine months ended September 30, 2013. As a percentage of revenues, advertising and marketing expenses were 11.4% of revenues for the nine months ended September 30, 2014 compared to 11.1% of revenues for the nine months ended September 30, 2013. The increase was primarily driven by the expansion of our national advertising program, an increased emphasis on internet advertising campaigns and marketing efforts targeted at increasing census for the Greenhouse facility expansion, which was completed in July 2014.

Professional Fees

Professional fees decreased $0.7 million, or 9.1%, to $6.6 million for the nine months ended September 30, 2014 from $7.3 million for the nine months ended September 30, 2013. As a percentage of revenues, professional fees were 6.9% of revenues for the nine months ended September 30, 2014 compared to 8.3% of revenues for the nine months ended September 30, 2013. The decrease in professional fees is primarily related to the elimination of customer and billing collection fees as a result of the CRMS Acquisition in April 2014.

Client Related Services

Client related service expenses increased $2.8 million, or 52.7%, to $8.0 million for the nine months ended September 30, 2014 from $5.2 million for the nine months ended September 30, 2013. As a percentage of revenues, client related services expenses were 8.3% of revenues for the nine months ended September 30, 2014 compared to 6.0% of revenues for the nine months ended September 30, 2013. The increase was primarily related to increases in clinician fees paid due to greater census in detoxification and residential beds which require greater numbers of more highly qualified medical staff. Detoxification and residential treatment services accounted for 28% of total billed days for the nine months ended September 30, 2014 compared to 22% of total billed days for the nine months ended September 30, 2013.  Also contributing to the increase are increases in clinician fees as a result of the consolidation of the Professional Groups effective October 1, 2013.

Other Operating Expenses

Other operating expenses increased $1.0 million, or 11.2%, to $9.6 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013. As a percentage of revenues, other operating expenses were 10.0% of revenues for the nine months ended September 30, 2014 compared to 9.9% of revenues for the nine months ended September 30, 2013.

Rentals and Leases

Rentals and leases decreased $2.7 million, or 64.4%, to $1.5 million for the nine months ended September 30, 2014 from $4.1 million for the nine months ended September 30, 2013. As a percentage of revenues, rentals and leases were 1.5% of revenues for the nine months ended September 30, 2014 compared to 4.7% of revenues for the nine months ended September 30, 2013. The decrease was primarily related to a reduction in rent expense resulting from the consolidation of Greenhouse Real Estate, LLC effective October 8, 2013.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $0.6 million, or 8.1%, to $8.5 million for the nine months ended September 30, 2014 from $7.8 million for the nine months ended September 30, 2013. As a percentage of revenues, the provision for doubtful accounts was 8.8% of revenues for the nine months ended September 30, 2014 compared to 8.9% of revenues for the nine months ended September 30, 2013.

Litigation Settlement

Litigation settlement expense decreased $2.1 million, or 85.7%, to $0.4 million for the nine months ended September 30, 2014 from $2.5 million for the nine months ended September 30, 2013. As a percentage of revenues, litigation settlement expense was 0.4% of revenues for the nine months ended September 30, 2014 compared to 2.9% of revenues for the nine months ended September 30, 2013. The nine months ended September 30, 2013 reflects $2.5 million of litigation settlement expense related to the State of California wage and hour class action claim.

Restructuring

Restructuring expenses for the nine months ended September 30, 2013 were $0.8 million.  Two call centers were closed in the third quarter of 2013 and were consolidated with the existing call center at our headquarters in Brentwood, Tennessee to create a centralized call center.  The call center operations were centralized in order to manage costs more effectively and optimize the call center’s view of client services, thus streamlining the placement of clients to treatment facilities.  In addition, the Leading Edge facility was closed in June 2013.  Management elected to close the facility because the amenities and the service offerings at the facility were inconsistent with our long-term strategy.  During the transition period leading up to closing, clients that would have been candidates for the Leading Edge facility were referred to other treatment facilities, primarily Desert Hope. As a result of the facility closure, we recorded restructuring and exit charges of $0.5 million in the nine months ended September 30, 2013.  These charges consisted of $0.2 million of payroll, severance and employee related costs and facility exit costs related to ongoing lease obligations of approximately $0.3 million.   Restructuring expenses related to centralizing the call centers totaled $0.3 million in the nine months ended September 30, 2013 related to severance and relocation costs.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million, or 61.5%, to $3.4 million for the nine months ended September 30, 2014 from $2.1 million for the nine months ended September 30, 2013. As a percentage of revenues, depreciation and amortization expense was 3.6% of revenues for the nine months ended September 30, 2014 compared to 2.4% of revenues for the nine months ended September 30, 2013. The increase was primarily the result of the consolidation of Greenhouse Real Estate, LLC in October 2013. The increase in depreciation and amortization expense was also attributable to additions of property and equipment.

Interest Expense

Interest expense was $1.6 million for the nine months ended September 30, 2014 and $1.2 million for the nine months ended September 30, 2013. As a percentage of revenues, interest expense was 1.6% of revenues for the nine months ended September 30, 2014 compared to 1.3% of revenues for the nine months ended September 30, 2013. The increase in interest expense is related to the consolidation of Greenhouse Real Estate, LLC in October 2013, and the additional interest expense related to increased outstanding debt obligations associated with the Greenhouse expansion, which was completed in July 2014.  In July 2014, the Company also entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements have a combined notional amount of $22.1 million which fix the interest rates over the life of interest rate swap agreement.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.  The change in fair value during the third quarter of 2014 was approximately $324,000.

Other Expense

Other expense was $0.1 million for the nine months ended September 30, 2014 and nine months ended September 30, 2013.

Income Tax Expense

For the nine months ended September 30, 2014, income tax expense was $2.4 million, reflecting an effective tax rate of 43.4%, compared to $1.7 million, reflecting an effective tax rate of 32.3%, for the nine months ended September 30, 2013. The increase in income tax expense and the effective tax rate for the nine months ended September 30, 2014 was primarily attributable to increases in taxable income.

Net Loss (Income) Attributable to Noncontrolling Interest

For the nine months ended September 30, 2014, net loss attributable to noncontrolling interest was $1.1 million compared to net income attributable to noncontrolling interest of $0.7 million for the nine months ended September 30, 2013, representing a $1.8 million change. This change was primarily the result of the consolidation of the Professional Groups effective October 1, 2013.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowing availability under our revolving line of credit, other bank financings, proceeds from issuances of our common stock, seller financing and the issuance of subordinated debt. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources and with the net proceeds from the Company’s IPO completed on October 7, 2104. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

We anticipate that our current level of cash on hand, internally generated cash flows and availability under our revolving line of credit, without taking into account the net proceeds from the IPO, will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended		Increase (Decrease)
	September 30,
	(unaudited)
	2013	2014
Provided by operating activities	$1,378	$5,796	$4,418
Used in investing activities	(10,893)	(15,301)	(4,408)
Provided by financing activities	9,562	12,326	2,764
Net increase in cash and cash equivalents	47	2,821	2,774
Cash and cash equivalents at end of period	787	4,833	4,046

Net Cash Provided by Operating Activities

Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2014, an increase of $4.4 million compared to cash provided by operating activities of $1.4 million for the nine months ended September 30, 2013.  The $4.4 increase in cash provided by operating activities in the nine months ended September 30, 2014 as compared to the nine months ended

September 30, 2013 primarily related to the benefit from the increase in accrued liabilities and depreciation and amortization expense as partially offset by an increase in prepaid expenses and other assets.    Working capital totaled $0.2 million at September 30, 2014 and $1.2 million at December 31, 2013. As previously discussed, we used a portion of the net proceeds from the IPO to repay the balance, in full, of the Revolving Line of $13.1 million, the BHR term loan of $1.6 million and the final $7.3 million payment related to the Bevell Settlement.  Of these amounts, $16.4 million was classified within current liabilities in the condensed consolidated financial statements at September 30, 2014.

Net Cash Used in Investing Activities

Cash used in investing activities was $15.3 million for the nine months ended September 30, 2014, an increase of $4.4 million compared to cash used in investing activities of $10.9 million for the nine months ended September 30, 2013.    The increase was primarily related to $3.4 million paid in connection with the BHR Acquisition and the CRMS Acquisition and an increase in capital expenditures of $1.3 million as partially offset by collections of notes and other receivables from related parties.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $12.3 million for the nine months ended September 30, 2014, an increase of $2.8 million compared to cash provided by financing activities of $9.6 million for the nine months ended September 30, 2013.  The increase is primarily related to proceeds of $8.2 million from the sale of BHR Series A Preferred Units as partially offset by an increase in payments on long-term debt and capital leases of $2.4 million and a decrease in proceeds from long-term debt of $3.0 million.

Financing Relationships

Credit Facility

On April 15, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association.  The Credit Facility makes available to us a $15.0 million revolving line of credit, subject to borrowing base limitations, and amended and restated two existing term loans in the outstanding principal amounts of $0.6 million (“Term Loan A”) and $1.5 million (“Term Loan B”).  The Credit Facility, as amended in June 2014, also provides for standby letters of credit in an aggregate undrawn amount not to exceed $3.0 million, and in July 2014 Wells Fargo issued on our behalf an irrevocable standby letter of credit in the amount of $700,000. We intend to use the proceeds of the revolving line of credit for general corporate purposes. The proceeds of Term Loan B were used to fund a portion of the consideration paid in connection with the TSN Acquisition. The revolving line of credit matures on April 1, 2015 and the outstanding principal balance of Term Loan A is due and payable in full on May 15, 2017. The revolving line of credit bears interest at the one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin that is determined by our leverage ratio, as defined by the agreement, at the end of each quarter. A quarter-end leverage ratio of 4.75 to 1.00 or above results in an applicable margin of 3.0%, a ratio below 4.75 to 1.00 and equal to or above 4.00 to 1.00 results in an applicable margin of 2.75%, and a ratio below 4.00 to 1.00 results in an applicable margin of 2.5%.  Term Loan A bears interest at LIBOR plus 3.15%.  The borrowing base for the revolving line of credit is 70% of our eligible accounts receivable and was established with the understanding that, among other things, the aggregate of all returns, rebates, discounts, credits and allowances, exclusive of the initial adjustment to record net revenues at the time of billing, for the immediately preceding three months will be less than 20% of gross revenues for such period.  If the aggregate of all returns, rebates, discounts, credits and allowances, exclusive of the initial adjustment to record net revenues at the time of billing, for the immediately preceding three months is greater than 20% of gross revenues for such period, or if there exists any other matters, events, conditions or contingencies that Wells Fargo Bank reasonably believes may affect payment of any portion of our accounts, the borrowing base may be reduced to a lower percentage of our eligible accounts receivable.

The Credit Facility requires us to achieve minimum net revenues and adjusted EBITDA for each quarter, determined on a rolling four quarters basis, of no less than 85% of net revenues and adjusted EBITDA for the immediately preceding four quarters.  The Credit Facility generally defines adjusted EBITDA as consolidated net income plus (i) interest expense, (ii) depreciation and amortization expense, (iii) tax expense, (iv) non-cash stock compensation, (v) one-time legal and restructuring costs incurred in 2014 in connection with the AAC private placement, the Reorganization Transactions, the BHR preferred equity transactions, and the IPO in an amount not to exceed $2.5 million, (vi) one-time legal, accounting and other transaction costs incurred in connection with a permitted acquisition in 2014 or in any subsequent fiscal year in an aggregate amount not to exceed $0.2 million in any fiscal year, (vii) one-time settlement costs paid on or about April 9, 2014, in connection with certain wage and settlement charges in California in an amount not to exceed $2.5 million, (viii) one-time restructuring costs incurred in 2013 in connection with the closing of the Leading Edge operations and the consolidation of call centers in an amount not to exceed $0.8 million and (ix) to the extent approved by Wells Fargo Bank in writing, other one-time and non-recurring charges.

The Credit Facility also requires us to achieve a fixed charge coverage ratio of not less than 1.25 to 1.00 for each quarter, determined on a rolling four quarter basis, and achieve a liquidity covenant (as described in the Credit Agreement) of no less than $9.0 million on and as of July 14, 2014.  In June 2014, we entered into a letter amendment with Wells Fargo pursuant to which we agreed to prepay in full the outstanding amount of $1.5 million plus accrued and unpaid interest under Term Loan B.  In connection with the June 2014 prepayment of Term Loan B, the parties agreed to remove from the Credit Agreement the covenant of achieving liquidity of no less than $9.0 million as of July 14, 2014.  Finally, the Credit Facility includes a maximum leverage ratio covenant, whereby the ratio of funded debt to EBITDA must not be greater than the ratios set forth below on a rolling four quarter basis:

Fiscal Quarter End	Maximum Leverage Ratio
September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	3.75:1.00

The Credit Facility limits aggregate capital expenditures (as defined in the Credit Agreement and which exclude, among other items, capital expenditures made by BHR and its subsidiaries that are funded with debt permitted under the Credit Agreement or proceeds from the IPO and permitted acquisitions under the Credit Agreement) to $3.0 million in each fiscal year and limits capital lease debt and other purchase money debt to $2.3 million.

The Credit Facility also contains customary events of default including, but not limited to, failure to make payments under the Credit Facility, breaches of covenants (subject to a 20-day cure period in the case of certain covenants), cross-default to any other material indebtedness, bankruptcy and insolvency events and change of control.

We were not in compliance with certain financial covenants contained in our then existing line of credit at the end of each quarter in 2013, including as of December 31, 2013.  Additionally, our capital expenditures, total operating leases and incurrence of additional indebtedness exceeded the limits specified in our then existing line of credit for the year ended December 31, 2013. For the quarter ended March 31, 2014, we were not in compliance with the covenants regarding capital expenditures and the incurrence of additional indebtedness. The amendment and restatement of our prior credit facility in April 2014 included a waiver for the noncompliance of the financial covenants and negative covenants that occurred in 2013 and the quarter ended March 31, 2014.  In addition, the noncompliance under our then existing line of credit created a cross-default with respect to the note under Term Loan B, and we obtained a waiver for the cross-default under Term Loan B. As previously stated, the Credit Facility contains new covenants that were negotiated in consideration of our operating budget over the term of the Credit Facility and we were in compliance with all such covenants as of September 30, 2014.

As of September 30, 2014, the revolving line of credit had an outstanding balance of $13.1 million, the interest rate was 3.15%, and the maximum unused available credit was $1.3 million based upon the borrowing base restrictions.  We used a portion of the net proceeds from the IPO received in October 2014 to repay in full the outstanding balance of the Revolving Line of $13.1 million on October 7, 2014.

BHR Debt

In conjunction with the consolidation of our variable interest entities, our December 31, 2013 balance sheet included debt of $21.5 million related to BHR, which owns all of the outstanding equity interests of Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and The Academy Real Estate, LLC, which entities own the Desert Hope, Greenhouse and Riverview, Florida properties, respectively.  As a result of the Reorganization Transactions completed in April 2014, we now own 100% of the outstanding common membership interests in BHR. The BHR debt is guaranteed on a joint and several basis by AAC, Mr. Cartwright and Mr. Menz.  The floating interest rates on the BHR debt are based upon the one-month LIBOR, as defined by each agreement, plus various percentage points.  The terms of each BHR debt agreement are summarized below:

•

Concorde Real Estate, LLC:  The debt with respect to Concorde Real Estate, LLC (the “Concorde Loan”) is represented by a $9.6 million promissory note used to refinance the indebtedness related to our Desert Hope facility and to redeem the preferred membership interests in Concorde Real Estate, LLC. The note requires monthly principal payments of $53,228 plus monthly interest and a balloon payment of $6.6 million due at maturity. The note is secured by a deed of trust and an assignment of leases and rents.  The note contains financial covenants that require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00.  The note also contains a cross-default provision linking the performance of Concorde Real Estate to the occurrence of a default by its guarantors or affiliates of its guarantors with respect to any other indebtedness. The interest rate at September 30, 2014 was 2.65% and the balance was $8.8 million. The maturity date of the note is May 15, 2018.  In July 2014, we executed an interest rate swap agreement with respect to the Concorde Loan to effectively fix the interest rate at 4.16%. The interest rate swap has an effective date of July 15, 2014, has an initial notional amount of $8.9 million and is scheduled to mature on May 15, 2018.

•

Greenhouse Real Estate, LLC:  The debt with respect to Greenhouse Real Estate, LLC (the “Greenhouse Loan”) was previously represented by a $13.2 million promissory note used to refinance the indebtedness related to our Greenhouse facility in Grand Prairie, Texas and to fund a 60-bed expansion of the Greenhouse facility.  Monthly draws were made against the note based on actual construction costs incurred. In July 2014, we executed an interest rate swap agreement with respect to the Greenhouse Loan to effectively fix the interest rate at 4.62%. The interest rate swap has an effective date of September 1, 2014, has an initial notional amount of $13.2 million and is scheduled to mature on October 31, 2019. Pursuant to the terms of the previous loan agreement, in August 2014 we converted the note into a term loan that extended the maturity date to August 2019 and adjusted the interest rate to a rate of one month LIBOR plus 2.5%. The amended and restated term loan is represented by a new $12.7 million promissory note. The new note requires monthly principal payments of $70,778 plus monthly interest and a balloon payment of $8.5 million due at maturity.  The new note is secured by a deed of trust and an assignment of leases and rents.  We are required to maintain a debt service coverage ratio of not less than 1.25 to 1.00.  The new note also contains a cross-default provision.

•

The Academy Real Estate, LLC:  At September 30, 2014, the debt with respect to The Academy Real Estate, LLC (the “Academy Loan”) was represented by a $3.6 million promissory note used to purchase the property in Riverview, Florida. The note is secured by a deed of trust and an assignment of leases and rents.  The note contains financial covenants that require us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, as well as other restrictive financial covenants.  The note also contains a cross-default provision linking the performance of The Academy Real Estate, LLC to the occurrence of a default by its guarantors or affiliates of its guarantors with respect to any other indebtedness. The interest rate at September 30, 2014 was 3.15% and the balance was $3.6 million. In April 2014, we effected an amendment to the Academy Loan to extend the maturity date to July 14, 2019. Under the amended Academy Loan, we will make monthly principal payments of $30,000 plus interest commencing in October 2014 and a balloon payment of remaining unpaid principal of $1.9 million at the maturity date.

•

Behavioral Healthcare Realty, LLC: In October 2013, our CEO, President and CFO, who then owned membership interests in BHR, personally borrowed $1.9 million from a financial institution, and used the proceeds to make a $1.9 million equity contribution to BHR. In connection with the BHR Acquisition, we assumed this term loan. Subsequent to our assumption of this term loan, we refinanced the term loan with Holdings as the borrower, and it is now guaranteed by our CEO, President, CFO and AAC. The balance of this term loan at September 30, 2014 was $1.6 million.  The Company used a portion of the net proceeds from the IPO in October 2014 to repay in full the outstanding balance of the term loan of $1.6 million on October 7, 2014.

At September 30, 2014, we were in compliance with the financial covenants of the BHR debt. The Company was not in compliance with certain financial covenants contained in the Credit Facility in 2013 and as of March 31, 2014.  The instances of noncompliance under the Credit Facility created a cross-default with the Greenhouse Loan, the Concorde Loan and the Academy Loan. The amendment and restatement of our prior credit facility in April 2014 included a waiver for the noncompliance of the financial covenants and negative covenants that occurred under the Credit Facility in 2013 and the quarter ended March 31, 2014.  We also obtained waivers for the cross-defaults under the Greenhouse Loan, the Concorde Loan and the Academy Loan.

BHR Preferred Equity

In October 2013, BHR amended its limited liability company agreement to permit the issuance of Series A Preferred Units.  In the fourth quarter of 2013, BHR received proceeds of $1.4 million from the sale of 28 Series A Preferred Units valued at $50,000 per unit.  In January and February 2014, BHR sold 8.5 Series A Preferred Units, valued at $50,000 per unit, with proceeds to BHR of $0.4 million, net of issuance costs of $11,300.  After these transactions, 36.5 Series A Preferred Units were outstanding.  The unit holders were entitled to receive a 12% per annum preferred return on their initial investment, payable quarterly in arrears, had no equity appreciation ability and limited voting rights that were conditioned upon BHR’s default on the distribution of the 12% preferred return. The Series A Preferred Units contained certain embedded issuer call and holder put provisions, including the option of BHR to call and redeem all or any portion of the Series A Preferred Units for $50,000 per unit plus any accrued and unpaid preferred return at any time after the twelfth month of issuance.  The holders of the Series A Preferred Units had a put right during three periods discussed below that, if exercised, required BHR to redeem 100% of the issued and outstanding Series A Preferred Units by making a payment equal to $50,000 per unit plus the accrued but unpaid preferred return.  The holder was able to exercise the put right for a period of 30 days following the 36th month, 48th month and 60th month after the date of issuance.  In the event of a sale of a property owned by BHR, the holders of the Series A Preferred Units were entitled to the repayment of their initial capital contribution plus any accrued and unpaid preferred return.  We classified the Series A Preferred Units as noncontrolling interest as a part of mezzanine equity because the potential redemption is not within the complete control of BHR until the last put option period has expired.  On April 15, 2014, BHR redeemed all 36.5 Series A Preferred Units for $1.8 million.  These former holders of Series A Preferred Units used the proceeds from the redemption to purchase 224,697 shares of AAC common stock at $8.12 per share as part of an exempt common stock offering. As part of this redemption, one of our directors received $250,000 and Milan Investment Group, LLC received $200,000. Milan Investment Group, LLC is an entity controlled by the spouse of one of our directors.

On April 15, 2014, BHR amended and restated its limited liability company agreement, which among other things, changed the rights and privileges of holders of Series A Preferred Units.  In connection with this amendment and restatement, BHR received $7.8 million in net proceeds from the sale to BNY Alcentra Group Holdings, Inc. (“Alcentra”) of 160 new Series A Preferred Units. Alcentra received a 1% fee at closing and is entitled to receive a 12% per annum preferred return on its initial investment, payable quarterly in arrears. In the event of a non-payment, the preferred return compounds on a quarterly basis. In the event of non-payment for three months, the preferred return increases to 15.0%, and further increases to 18.0% if not paid beginning in the fourth month, with each increase compounding on a quarterly basis.

The Series A Preferred Units contain certain embedded call and put provisions.  BHR has the option to redeem a minimum of 40 Series A Preferred Units and up to 100% of the outstanding Series A Preferred Units for $50,000 per unit plus (i) any accrued and unpaid preferred return and (ii) a call premium of 3.0% through April 15, 2015, 2.0% from April 16, 2015 through April 15, 2017 and no premium any time after April 15, 2017. If an event of default occurs under the limited liability company agreement, the Series A Preferred Unit holders constituting a majority of such holders have the right to demand BHR to redeem all of the issued and outstanding Series A Preferred Units held by such holders equal to the sum of (i) such Series A Preferred Unit holder’s unrecovered capital contribution plus (ii) any accrued but unpaid preferred return.  Alcentra may exercise its put right for a period of 30 days following the 36th month or 48th month after the date of issuance and at any time following the 60th month after the date of issuance. In the event of a sale of a property owned by BHR, Alcentra is entitled to the repayment of its initial capital contribution plus (i) any accrued and unpaid preferred return and (ii) any applicable call premium. As long as Alcentra owns at least 60 Series A Preferred Units less any Series A Preferred Units repurchased by BHR, distributions to affiliates of BHR are limited to $3.0 million annually.

The Series A Preferred Units generally have no voting or approval rights regarding the management of BHR.  However, the holders of Series A Preferred Units are entitled to vote with respect to (i) any action that would change the rights or restrictions of the Series A Preferred Units in a way that would adversely affect such holders and (ii) the creation or issuance of any other security convertible into or exercisable for any equity security of BHR having rights, preferences or privileges senior to the common units of BHR. In addition, unanimous approval of all BHR members, including the holders of Series A Preferred Units, is required to approve the sale by BHR of more than 50% of its real property, more than 50% of the voting or economic rights of any BHR subsidiary or the merger, consolidation, sale of all or substantially all of the assets of BHR or sale of a majority of the common units of BHR.

In addition, so long as Alcentra owns at least 60 Series A Preferred Units, subject to adjustment for certain BHR redemptions, the manager of BHR may not engage in certain transactions without the approval of a majority of the Series A Preferred Unit holders, including, without limitation, the following:  (i) liquidate, dissolve or wind up the business of BHR; (ii) authorize the issuance of additional Series A Preferred Units or any class or series of equity securities with rights, preferences or parity with or senior to that of the Series A Preferred Units; (iii) declare or pay any cash distribution or make any other distribution not permitted under the limited liability company agreement; (iv) pay any management or similar fees; (v) pay rebates or reduce payments payable by any primary tenants; or (vi) make payments to affiliates of BHR in excess of $3.0 million per year in the aggregate.

Related Party Notes Payable

In April 2013, a related party subordinated note with our CEO in the amount of $1.5 million was converted into 286,353 shares of AAC common stock, and a portion of debt outstanding under a related party subordinated note to one of the sellers of the TSN Acquisition in the amount of $0.5 million was converted into 95,451 shares of AAC common stock.

In August 2012, we entered into notes payable with two significant stockholders, resulting from seller financing of the TSN Acquisition.  Interest rates on these notes are 3.125% and 5.0%, and the notes mature on August 31, 2015.  The aggregate amount outstanding on these borrowings at September 30, 2014 was $4.0 million. Pursuant to the terms of the Federal Settlement (as later defined) among AAC, AJG Solutions, Inc. and James D. Bevell (a holder of one of the notes), which was contingent upon the closing of the IPO, the parties have agreed to resolve all outstanding disputes among the parties, which includes the dismissal of certain litigation against Mr. Bevell in exchange for, among other items, full and final satisfaction of all obligations to Mr. Bevell under the TSN Acquisition purchase agreement, including the cancellation of one of the two significant stockholder notes with an outstanding principal balance of $2.0 million as of September 30, 2014. Upon closing of the IPO on October 7, 2014 the Note with Mr. Bavell was cancelled. The outstanding principal of the remaining TSN Acquisition selling stockholder note, which matures on August 31, 2015, bears interest at a blended rate of 3.85%.

In April 2011, we entered into an agreement with a former director and stockholder for the repurchase of common and preferred shares held by such party.  Under the terms of the agreement, we issued a $0.6 million subordinated note to the stockholder and agreed to make other payments totaling $0.2 million to or on behalf of the stockholder in exchange for 826,797 shares of AAC common stock, 100,000 shares of Series B Preferred Stock of AAC and 656,586 shares of Series C Preferred Stock of Forterus, Inc.  The balance of the note was fully paid in the second quarter of 2013.

Subordinated Promissory Notes (Related Party and Non-related Party)

In March 2012 through April 2012, we issued $1.0 million of subordinated promissory notes to certain accredited investors, of which $0.2 million was issued to one of our directors.  The notes bear interest at 12% per annum.  Interest is payable monthly and the principal amount is due, in full, on the applicable maturity date of the note.  Notes in the principal amount of $0.2 million mature on March 31, 2015 and the remaining notes, in the principal amount of $0.8 million, mature on March 31, 2017.  In connection with the issuance of these notes, we issued detachable warrants to the lenders to purchase 112,658 shares of AAC common stock at $0.64 per share.  The warrants were exercisable at any time up to their expiration on March 31, 2022.  We recorded a debt discount of $0.1 million related to the warrants which reduced the carrying value of the subordinated notes.  As of September 30, 2014, the outstanding balance, net of the unamortized debt discount of $71,000, was $0.9 million, of which $0.2 million was due to one of our directors.  In connection with the Reorganization Transactions, warrants representing 106,728 shares were exercised in March 2014 and the remaining warrants representing 5,930 shares were exercised in April 2014.

Various Third Party Notes Payable

We have various notes payable with third-party creditors primarily for the purchase of vehicles, furniture and office equipment.  The outstanding notes have maturity dates ranging from September 2014 to November 2017 and interest rates ranging from 0.0% to 12.3% per annum.  Aggregate monthly payments range from $200 to $16,250.  As of September 30, 2014, the aggregate balance on these notes was $1.0 million.

Capital Lease Obligations

During 2013 and 2014, we entered into capital leases with third party leasing companies for equipment and office furniture.  The capital leases bear interest at rates ranging from 4.0% to 5.2% and have maturity dates from November 2015 through March 2019.  Total obligations under capital leases at September 30, 2014 were $1.4 million of which $0.5 million was included in the current portion of long-term debt.

Consolidation of VIEs

Based on our guarantees of certain entities’ debt and our ability to direct the activities that most significantly impact the financial results of such entities, we began consolidating Concorde Real Estate, LLC on June 27, 2012 and Greenhouse Real Estate, LLC on October 8, 2013.  In addition, we included The Academy Real Estate, LLC, in historical financial results from May 2013 to December 10, 2013, at which time we sold our membership interests in The Academy Real Estate, LLC to BHR and consolidated it as a VIE through April 15, 2014 when BHR was acquired and became a wholly owned subsidiary of the Company.

The Professional Groups engage physicians and mid-level service providers and provide professional services to our clients through professional services agreements with each treatment facility.  Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility.  The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates. Each of the professional services agreements has a term of five years and will automatically renew for additional one-year periods.

We provided the initial working capital funding in connection with the formation of the Professional Groups in return for a receivable.  We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable.  Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable.  The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest.  We had a receivable from each of the Professional Groups at September 30, 2014.  The receivables due to us from the Professional Groups are eliminated in the consolidation of the Professional Groups as VIEs.

AAC has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups.  These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures.  Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses  consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues.  As described above, AAC will also provide financial support to each Professional Group on an as-needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements.  Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws.  Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the five Professional Groups as variable interest entities.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through October 2018. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities.  Rent expense was $0.5 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively. Included in such amounts were payments made to related parties totaling $0.4 million for the three months ended September 30, 2013, and $0.9 million for the nine months ended September 30, 2013.  With the consolidation of Greenhouse Real Estate, LLC as a variable interest entity in October 2013, we no longer have lease expense to related parties after such date.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2014 consisted of $38.6 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements have initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of interest rate swap agreement at 4.62% and 4.16%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $166,000 on an annual basis based upon our borrowing level at September 30, 2014.

Item 4.Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in “ Note 16 – Commitments and Contingencies-Litigation” in the Company’s Condensed Consolidated Financial Statements included in this quarterly report and incorporated by reference in this Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

There have been no material changes with respect to the risk factors discussed in the final prospectus that we filed with the Securities and Exchange Commission on October 2, 2014 in connection with our IPO.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On October 1, 2014 our registration statement on Form S-1 (File No. 333-197383) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which an aggregate of 5,750,000 shares of our common stock were sold at a price to the public of $15.00 per share, which includes the exercise in full of the underwriters' over-allotment option to purchase an additional 250,000 shares from us and 500,000 shares from certain selling stockholders.  William Blair & Company, L.L.C. and Raymond James & Associates, Inc. acted as joint book-running managers of the offering and Avondale Partners, LLC acted as co-manager. The offering commenced as of October 2, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On October 7, 2014, we closed the sale of such shares, resulting in net proceeds to us of approximately $68.6 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $4.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 2, 2014 pursuant to Rule 424(b).

As contemplated in our Prospectus, dated October 1, 2014, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, we used approximately $14.7 million of the net proceeds from our initial public offering to repay outstanding indebtedness, and $7.3 million in connection with the settlement of certain litigation.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: November 12, 2014

EXHIBIT INDEX

Number	Exhibit Description
31.1	Certification of Michael T. Cartwright Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Kirk R. Manz Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Michael T. Cartwright Chief Executive Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kirk R. Manz Chief Financial Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.