Form 10-Q/A
period 2014-09-30
AAC Holdings, Inc.
filed 2014-12-10
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

AAC Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 12, 2014 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Company’s Form 10-Q, formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Exhibit Description
31.1*	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Kirk R. Manz, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Kirk R. Manz, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed or furnished.

** Filed herewith in accordance with the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: December 10, 2014

4