Form 10-Q
period 2015-03-31
AAC Holdings, Inc.
filed 2015-05-05
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, the registrant had 21,839,586 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

March 31, 2015

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	March 31,
	2014	2015
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,540	$59,186
Accounts receivable, net of allowances	28,718	37,713
Deferred tax assets	1,214	609
Prepaid expenses and other current assets	1,450	2,077
Total current assets	79,922	99,585
Property and equipment, net	49,196	61,456
Goodwill	12,702	22,990
Intangible assets, net	2,935	3,099
Other assets	1,197	1,853
Total assets	$145,952	$188,983

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$2,001	$2,661
Accrued liabilities	10,411	10,641
Current portion of long-term debt	2,570	2,800
Current portion of long-term debt – related party	1,787	1,640
Total current liabilities	16,769	17,742
Deferred tax liabilities	1,479	749
Long-term debt, net of current portion	24,097	71,628
Long-term debt—related party, net of current portion	187	—
Other long-term liabilities	431	652
Total liabilities	42,963	90,771

Commitments and contingencies
Mezzanine equity including noncontrolling interest
Noncontrolling interest—Series A Preferred Units	7,848	—
Total mezzanine equity including noncontrolling interest	7,848	—
Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 21,780,874 shares issued and outstanding at March 31, 2015	21	21
Additional paid-in capital	88,238	89,871
Retained earnings	9,215	11,253
Total stockholders’ equity	97,474	101,145
Noncontrolling interest	(2,333)	(2,933)
Total stockholders’ equity including noncontrolling interest	95,141	98,212
Total liabilities, mezzanine equity and stockholders’ equity	$145,952	$188,983

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2015
Revenues	$30,083	$42,823
Operating expenses
Salaries, wages and benefits	11,544	18,374
Advertising and marketing	3,290	4,618
Professional fees	2,497	1,469
Client related services	2,457	2,915
Other operating expenses	2,723	4,813
Rentals and leases	470	700
Provision for doubtful accounts	4,173	3,382
Litigation settlement	—	20
Depreciation and amortization	1,077	1,340
Acquisition-related expenses	—	998
Total operating expenses	28,231	38,629
Income from operations	1,852	4,194
Interest expense, net (change in fair value of interest rate swaps: 2014: $ ̶ ; 2015: $221)	354	741
Other expense (income), net	42	(11)
Income before income tax expense	1,456	3,464
Income tax expense	615	1,345
Net income	841	2,119
Less: net loss attributable to noncontrolling interest	178	600
Net income attributable to AAC Holdings, Inc. stockholders	1,019	2,719
BHR Series A Preferred Unit dividends	—	(147)
Redemption of BHR Series A Preferred Units	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$1,019	$2,038
Basic earnings per common share	$0.07	$0.10
Diluted earnings per common share	$0.07	$0.10
Weighted-average shares outstanding:
Basic	14,415,928	21,189,385
Diluted	14,493,687	21,312,788

See accompanying notes to condensed consolidated financial statements

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interests	Equity
Balance at December 31, 2014	21,374,374	$21	$88,238	$9,215	97,474	$(2,333)	$95,141
Common stock granted and issued under stock incentive plan, net of forfeitures	406,500	—	1,633	—	1,633	—	1,633
BHR Series A Preferred Unit dividends	—	—	—	(147)	(147)	—	(147)
Redemption of Series A BHR Preferred Units	—	—	—	(534)	(534)	—	(534)
Net income	—	—	—	2,719	2,719	(600)	2,119
Balance at March 31, 2015	21,780,874	$21	$89,871	$11,253	$101,145	$(2,933)	$98,212

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$841	$2,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4,173	3,382
Depreciation and amortization	1,077	1,340
Equity compensation	496	1,633
Amortization of discount on notes payable	8	—
Deferred income taxes	(312)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,182)	(11,627)
Prepaid expenses and other assets	(453)	(317)
Accounts payable	1,224	618
Accrued liabilities	(93)	104
Other long term liabilities	(26)	221
Net cash provided by (used in) operating activities	753	(2,527)
Cash flows from investing activities:
Purchase of property and equipment	(3,335)	(11,548)
Payment of notes receivable, related party	(414)	—
Acquisition of subsidiaries, net of cash acquired	—	(13,102)
Escrow funds held on acquisition	—	(1,000)
Purchase of other assets	(97)	(75)
Net cash used in investing activities	(3,846)	(25,725)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	500	—
Proceeds from long-term debt	1,682	73,802
Payments on long-term debt and capital leases	(350)	(25,333)
Repayment of long-term debt — related party	(185)	(97)
Repayment of subordinated notes payable	—	(945)
Proceeds from sale of common stock — private placement	4,264	—
Redemption of Series A BHR Preferred Units	—	(8,529)
Proceeds from offering of preferred stock	425	—
Distributions to noncontrolling interest	(915)	—
Net cash provided by financing activities	5,421	38,898
Net increase in cash and cash equivalents	2,328	10,646
Cash and cash equivalents, beginning of period	2,012	48,540
Cash and cash equivalents, end of period	$4,340	$59,186

Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$322	$495
Income taxes, net of refunds	$26	$1,000

Acquisition of equipment through capital lease	$(285)	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc., (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014 for the purpose of acquiring all the common stock of American Addiction Centers, Inc. (“AAC”) and to engage in certain reorganization transactions as more fully described in Note 3. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  The Company also provides treatment services for clients struggling with behavioral health disorders, including disorders associated with overeating.  At March 31, 2015, the Company, through its subsidiaries, operated seven residential substance abuse treatment facilities located in Texas, California, Florida and Nevada, one standalone outpatient substance abuse treatment facility in Nevada, and one facility in Tennessee that provides treatment services for men and women who struggle with overeating-related behavioral disorders.

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

On January 8, 2015, the Company’s new substance abuse outpatient center in Las Vegas, Nevada, received licensure for intensive outpatient treatment services and began treating clients at the facility.

On January 23, 2015, the Company signed a definitive agreement to acquire Clinical Services of Rhode Island, Inc. (“CSRI”), a provider of intensive outpatient substance abuse treatment services, for $665,000 in cash and restricted shares of Holdings’ common stock with a value of $1,335,000. The acquisition closed on April 17, 2015, see Note 15 for further discussion.

On January 28, 2015, the Company entered into a purchase and sale agreement for the acquisition of an 84-bed hospital in southern California for an aggregate of $13.5 million in cash. The acquisition closed on April 1, 2015, see Note 15 for further discussion.

On February 20, 2015, the Company completed the acquisition of the assets of Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services, including a 56-bed inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area, for cash consideration of $13.1 million.

On February 24, 2015, the Company completed the purchase of a property in Ringwood, New Jersey for an aggregate of $6.4 million in cash that it expects to develop into an inpatient facility with approximately 150 beds.  The Company expects to invest approximately $16.0 million for renovations and construction.

On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred Units of BHR (defined below) for a total redemption price of approximately $8.5 million which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

On February 27, 2015, the Company repaid in full the $1.0 million of outstanding subordinated promissory notes.  The Company did not incur any early termination fees.

On March 9, 2015, the Company entered into a five year $125.0 million Senior Secured Credit Facility (the “2015 Credit Facility”) by and among the Company and Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolver and a $75.0 million term loan.  The Company used the proceeds to re-pay certain existing indebtedness and will use the remainder to fund acquisitions and de novo treatment facilities and for general corporate purposes.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased up to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders.

On March 27, 2015, the Company entered into a definitive purchase agreement to acquire the operating assets of Sunrise House Foundation, Inc., a New Jersey nonprofit corporation, with an existing 110 bed, 87,000 square-foot in-network substance abuse treatment center in Lafayette, New Jersey, for $6.6 million in cash and the assumption of up to $0.5 million of certain liabilities. The closing is expected to occur during the third quarter of 2015.

2.	Basis of Presentation and Recently Issued Accounting Pronouncements

Principles of Consolidation

The Company conducts its business through limited liability companies and C-corporations, each of which is a wholly owned subsidiary of the Company.  The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and certain professional groups through rights granted to the Company by contract to manage and control an entity’s business.  All intercompany transactions and balances have been eliminated in consolidation.

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

During the three months ended March 31, 2014, the Company consolidated one real estate VIE, Behavioral Healthcare Realty, LLC (“BHR”).   BHR was acquired by the Company on April 15, 2014, at which point it became a wholly owned subsidiary of the Company (see Note 3 for further discussion).  BHR leased two treatment facilities to the Company under long-term triple net leases and was renovating and constructing additional treatment facilities that it planned to lease to the Company. The Company was the primary beneficiary as a result of its guarantee of BHR’s debt prior to the acquisition. The Company also consolidated five professional groups (“Professional Groups”) that constituted VIEs as of both March 31, 2014 and 2015.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.  The accompanying consolidated balance sheets as of December 31, 2014 and March 31, 2015 include assets of $0.5 million and $0.2 million, respectively, and liabilities of $3.3 million and $0.3 million, respectively, related to the VIEs.   The accompanying consolidated income statements include net income (loss) attributable to noncontrolling interest of $(0.2) million and $(0.6) million related to the VIEs for the three months ended March 31, 2014 and 2015, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2014 balance sheet which is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2015.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP. The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and those interim periods within those fiscal years, with early adoption permitted.  The update requires debt issuance costs related to a note to be reported in the balance sheet as a direct deduction from the face amount of that note.  The

Company determined to early adopt the revised guidance and presented $1.2 million of deferred debt issuance costs associated with the Company’s 2015 Credit Facility net of the debt balance at March 31, 2015 (see Note 10).

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

•

The acquisition of all of the outstanding common membership interests of BHR, an entity controlled by related parties, which through its subsidiaries owns properties located in Florida, Nevada and Texas, in exchange for $3.0 million in cash, the assumption of a $1.8 million term loan and 820,124 shares of the Company’s common stock (the “BHR Acquisition”); and

•

The acquisition of all of the outstanding membership interests of Clinical Revenue Management Services, LLC (“CRMS”), an entity controlled by related parties, which provides client billing and collection services for the Company, in exchange for $0.5 million in cash and 234,324 shares of the Company’s common stock.

As a result of the foregoing transactions, the Company owned (i) over 93.6% of the outstanding common stock of AAC, (ii) 100% of the outstanding common membership interests in BHR, and (iii) 100% of the outstanding membership interests in CRMS. To help fund or facilitate these transactions, the following additional financing transactions were undertaken in 2014 prior to or in connection with the aforementioned transactions:  (i) AAC sold 741,322 shares of its common stock in a private placement to certain accredited investors from February 2014 through April 2014, with net proceeds of $6.0 million, (ii) BHR sold 8.5 Series A Preferred Units in a private placement to certain accredited investors in January and February 2014 with net proceeds of $0.4 million, (iii) BHR redeemed all of its outstanding 36.5 Series A Preferred Units from certain accredited investors in April 2014 and (iv) BHR sold 160 new Series A Preferred Units in a private placement to an accredited investor in April 2014 with net proceeds of $7.8 million.

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

Alcentra received a 1% fee at closing and is entitled to receive a 12% per annum preferred return on its initial investment, payable quarterly in arrears.  The Series A Preferred Units contained certain embedded issuer call and holder put provisions. BHR had the option to redeem a minimum of 40 Series A Preferred Units and up to 100% of the outstanding Series A Preferred Units for $50,000 per unit, plus (i) any accrued and unpaid preferred return and (ii) a call premium of (a) 3.0% through April 15, 2015, (b) 2.0% from April 16, 2015 through April 15, 2017 and (c) no premium any time after April 15, 2017. Alcentra had a put right that, if exercised, required BHR to redeem all of the issued and outstanding Series A Preferred Units by making a payment equal to $50,000 per unit plus the accrued but unpaid preferred return. Alcentra had the ability to exercise its put right for a period of 30 days following the 36th month or 48th month after the date of issuance and at any time following the 60th month after the date of issuance. In the event of a sale of a property owned by BHR, Alcentra was entitled to the repayment of its initial capital contribution plus (i) any accrued and unpaid preferred return and (ii) any applicable call premium.  Distributions to affiliates of BHR were limited to $3.0 million annually, so long as any of the Series A Preferred Units were outstanding.

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

In addition, as long as Alcentra owned at least 60 Series A Preferred Units, subject to adjustment for certain BHR redemptions, the manager of BHR could not engage in certain transactions without the approval of a majority of the Series A Preferred Unit holders, including, without limitation, the following: (i) liquidate, dissolve or wind up the business of BHR; (ii) authorize the issuance of additional Series A Preferred Units or any class or series of equity securities with rights, preferences or parity with or senior to that of the Series A Preferred Units; (iii) declare or pay any cash distribution or make any other distribution not permitted under the limited liability company agreement; (iv) pay any management or similar fees; (v) pay rebates or reduce payments payable by any primary tenants or (vi) make payments to affiliates of BHR in excess of $3.0 million per year in the aggregate.

On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred Units for a total redemption price of approximately $8.5 million which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

Substantially concurrent with the Private Share Exchange in April 2014, the Company acquired all of the outstanding common membership interests of BHR by issuing 820,124 shares of Company common stock (at a fair value of $8.54 per share as determined by the Company), paying $3.0 million in cash and assuming of a $1.7 million term loan from a financial institution to our CEO, President and CFO.  The original proceeds from this loan were used to repay a loan related to Greenhouse Real Estate, LLC and was accounted for as an additional capital contribution in BHR.  The Company refinanced the assumed term loan and was required to make monthly principal payments of $35,855 to a financial institution, plus 5.0% interest and a balloon payment of $1.4 million in April 2015.  Prior to the BHR Acquisition, BHR was controlled by the CEO, President and CFO of the Company. BHR owns the real property associated with treatment facilities, which are leased to the Company, as well as other properties that are currently in development or are being held for future development.  The BHR Acquisition was accounted for as a common control transaction as BHR was already being consolidated as a VIE in accordance with FASB ASC 810, Consolidations, and, accordingly, the Company recognized $4.9 million of the $11.8 million in fair value of consideration transferred (consisting of $3.0 million cash consideration, the $1.7 million loan assumed and the net deferred tax assets of $0.1 million).  The Company eliminated the noncontrolling interest attributable to BHR of $3.7 million with the excess of fair value over the carrying value of noncontrolling interest recorded as a reduction to additional paid-in capital of $1.2 million.

Clinical Revenue Management Services, LLC Acquisition

On April 15, 2014, the Company acquired all the outstanding membership interests of CRMS in exchange for $0.5 million in cash and 234,324 common shares of the Company’s common stock (at a fair value of $8.54 per common share as determined by the Company) for total consideration paid of $2.5 million (collectively, the “CRMS Acquisition”). The purchase price was based upon a third party valuation report of CRMS obtained by the Company.  CRMS provides billing and collections services to the Company, and after this acquisition continues to provide all billing and collection services for the Company as a wholly owned subsidiary.  Prior to its acquisition by the Company, CRMS was owned by the spouses of the Company’s CEO and President.  The purchase price resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill. The amount recorded for goodwill was consistent with the Company’s intentions for the acquisition.

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

Qualitative factors that contributed to the recognition of goodwill include certain intangible assets that are not recognized as a separate identifiable intangible asset apart from goodwill and expected cost reduction synergies of approximately $0.8 million in annual cost savings. Intangible assets not recognized apart from goodwill consist primarily of the assembled workforce. The goodwill recognized is not deductible for income tax purposes. Acquisition related costs were $0.1 million and were expensed in other operating expenses in the condensed consolidated statement of income for the three months ended March 31, 2014.

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

On November 10, 2014, the Company completed a subsidiary short-form merger with AAC and a wholly-owned merger subsidiary whereby the legacy holders of AAC common stock who did not participate in the Private Share Exchange received 1.571119 shares of Holdings common stock for each share of AAC common stock owned at the effective time of the merger (for an aggregate of 293,040 shares of Holdings common stock).  Upon completion of the short-form merger, Holdings owned 100% of the outstanding shares of AAC.  The short-form merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation.

4.	General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $5.2 million and $8.0 million for the three months ended March 31, 2014 and 2015, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three months ended March 31, 2014 and 2015 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2014	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$1,019	$2,719
Less: Series A Preferred Unit dividends	—	(147)
Less: Redemption of BHR Series A Preferred Units	—	(534)
Net income attributable to common shares	$1,019	$2,038
Denominator
Weighted-average shares outstanding – basic	14,415,928	21,189,385
Dilutive securities	77,759	123,403
Weighted-average shares outstanding – diluted	14,493,687	21,312,788

Basic earnings per share	$0.07	$0.10
Diluted earnings per share	$0.07	$0.10

6.	Acquisitions

Acquisition of Recovery First, Inc.

On February 20, 2015, the Company acquired certain assets of Recovery First, Inc. (“Recovery First”), a Florida-based provider of substance abuse treatment and rehabilitation services, for $13.1 million in cash and assumption of certain liabilities.  The purchase price was based upon arms-length negotiations between the Company and Recovery First that resulted in a premium to the fair value of the net assets acquired (including identifiable intangible assets) and, correspondingly, the recognition of goodwill. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.

The acquisition was accounted for as a business combination. The Company recorded the transaction based upon the fair value of the consideration paid to Recovery First. This consideration was allocated to the assets acquired and liabilities assumed at the acquisition date based on their fair values as follows (in thousands):

Accounts receivable	$750
Prepaid expenses and other assets	392
Property and equipment	1,415
Goodwill	10,288
Intangible assets	300
Total Assets acquired	13,145
Accrued liabilities	43
Total liabilities assumed	43
Net assets acquired	$13,102

The goodwill and identifiable intangible assets recognized are deductible for income tax purposes. Acquisition-related costs totaled $0.1 million and were expensed in acquisition-related expenses in the condensed consolidated statement of income for the three months ended March 31, 2015.

The following provides a breakdown of the identifiable intangible assets, the valuation method applied in arriving at fair value, their assigned values and expected lives (in thousands, except years):

		Assigned	Estimated
Intangible Asset	Valuation Method	Value	Life In Years
Trademarks and marketing intangibles	Relief from royalty	300	10
Total identified intangible assets		$300

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable acquired intangible assets include all those associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at rates generally ranging from 14.0% to 15.0%.  Estimated years of future cash flows and earnings generally follow the range of estimated remaining useful lives for each intangible asset.

The results of operations for Recovery First from the acquisition date of February 20, 2015 are included in the condensed consolidated statement of income for the three months ended March 31, 2015, and include revenues of $0.6 million and income before income taxes of $0.1 million.  The following presents the unaudited pro forma revenues and income before income taxes of the combined entity had the acquisition of Recovery First occurred on the first day of the period presented (in thousands):

		Income before
	Revenues	income taxes
Combined pro forma from January 1, 2014 – March 31, 2014	$31,918	$2,109
Combined pro forma from January 1, 2015 – March 31, 2015	$43,847	$3,662

7.	Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2014	$8,468
Additions charged to provision for doubtful accounts	3,382
Accounts written off, net of recoveries	(3,250)
Balance at March 31, 2015	$8,600

For the three months ended March 31, 2014, approximately 16.1% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 13.6% by Aetna; and 12.4% by United Behavioral Health. No other payor accounted for more than 10% of revenue reimbursements for the three months ended March 31, 2014.

For the three months ended March 31, 2015, approximately 17.1% of the Company’s revenues were reimbursed by Blue Cross Blue Shield of Texas; 14.0% by Anthem Blue Cross Blue Shield of Colorado; and 11.6% by Aetna. No other payor accounted for more than 10% of revenue reimbursements for the three months ended March 31, 2015.

8.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Computer equipment and software	$4,845	$6,028
Furniture and fixtures	4,535	4,660
Vehicles	834	912
Equipment under capital lease	1,777	1,777
Leasehold improvements	3,538	3,635
Construction in progress	19,410	29,442
Building	19,733	21,562
Land	2,538	2,658
Total property and equipment	57,210	70,674
Less accumulated depreciation and amortization	(8,014)	(9,218)
	$49,196	$61,456

Acquired Property

On February 24, 2015, the Company purchased a piece of property including buildings, structures, and 96 acres of land in Ringwood, New Jersey for $6.4 million in cash and recorded the balance in construction in progress. The Company funded the purchase price from cash on hand with the intention of converting the property into a treatment center.

9.	Goodwill and Intangible Assets

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to an annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of December 31, 2014 and did not incur an impairment charge.

The Company’s goodwill balance as of December 31, 2014 and March 31, 2015 was $12.7 million and $23.0 million, respectively. The $10.3 million increase in goodwill relates to the acquisition of Recovery First discussed in Note 6.

Balance at December 31, 2014	$12,702
Recovery First acquisition	10,288
Balance at March 31, 2015	$22,990

Other identifiable intangible assets and their assigned and related accumulated amortization consisted of the following as of December 31, 2014 and March 31, 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	March 31,	December 31,	March 31,
	2014	2015	2014	2015
Trademarks and marketing intangibles	$2,682	$2,982	$626	$693
Non-compete agreements	1,257	1,257	587	649
Other	271	271	62	69
	$4,210	$4,510	$1,275	$1,411

Changes to the carrying value of identifiable intangible assets during the three months ended March 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$2,935
Amortization expense	(136)
Recovery First intangibles	300
Balance at March 31, 2015	$3,099

10.	Debt

A summary of the Company’s debt obligations, net of unamortized discounts, is as follows (in thousands):

	December 31,	March 31,
	2014	2015
Non-related party debt:
Senior secured term loan, net of issuance costs	$—	$73,802
Real estate debt	24,590	—
Asset purchases	126	25
Subordinated debt	708	—
Capital lease obligations	1,243	601
Total non-related party debt	26,667	74,428
Less current portion	(2,570)	(2,800)
Total non-related party debt, long-term	$24,097	$71,628
Related party debt:
Acquisition-related debt	$1,787	$1,640
Subordinated debt	187	—
Total related party debt	1,974	1,640
Less current portion	(1,787)	(1,640)
Total related party debt, long-term	$187	$—

Credit Facility

The Company’s prior credit facility borrowing base provided for borrowings up to the lesser of (i) $20 million or (ii) 80% of the Company’s eligible accounts receivable at any time prior to February 1, 2014, and 70% of the Company’s eligible accounts receivable at any time on or after February 1, 2014, subject to adjustment if the aggregate of all returns, rebates, discounts, credits and allowances for the immediately preceding three months is less than 8% of the Company’s gross revenues for such period. The prior credit facility was secured by the Company’s accounts receivable, deposit accounts and other rights to payment, inventory, and equipment, and was guaranteed jointly and severally by all of the Company’s subsidiaries that have significant operations and/or assets and the Company’s CEO and President. The prior credit facility, as amended, required the Company to maintain a tangible net worth ratio not greater than 2.50 to 1.00, a fixed charge coverage ratio not less than 1.25 to 1.00, and net income of at least $1.00, all determined as of each quarter end. The prior credit facility limited capital expenditures to $0.1 million in each fiscal year unless approved by the financial institution, limited additional borrowing to $50,000 during the term of the agreement unless approved by the financial institution, limited operating lease expense to $0.1 million in each fiscal year and prohibited the payment of dividends in cash or stock. The prior credit facility also contained a cross-default clause linking a default under the prior credit facility to the occurrence of a default by the Company under any other debt agreement, material lease commitment, contract, instrument or obligation.

The Company was not in compliance with certain financial covenants contained in the prior credit facility as of March 31, 2014. These covenant violations created a cross-default under the debt agreements between the same lender and each of Greenhouse Real Estate, LLC (“Greenhouse Real Estate”), Concorde Real Estate, LLC (“Concorde Real Estate”), and The Academy Real Estate, LLC (“Academy Real Estate”), but for which the Company obtained waivers.

On April 15, 2014, the Company’s prior credit facility was amended and restated and included a waiver for the noncompliance of the financial covenants and negative covenants described in the preceding paragraphs.

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

On March 9, 2015, the Company entered into a five year $125 million Senior Secured Credit Facility (the “2015 Credit Facility”) by and among the Company and Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolver and a $75.0 million term loan.  The Company used the proceeds to re-pay certain existing indebtedness and will use the remainder to fund acquisitions and de novo treatment facilities and for general corporate purposes.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased up to $200 million, subject to certain conditions, including obtaining additional commitments from lenders.

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

Borrowings under the 2015 Credit Agreement are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Agreement bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Agreement).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the 2015 Credit Agreement) (based upon the LIBOR Rate (as defined in the 2015 Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at March 31, 2015 was 3.03%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving credit facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at March 31, 2015 was 0.40%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

Pricing Tier	Consolidated Total Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	> 3.50:1.00	3.25%	2.25%	0.50%
2	> 3.00:1.00 but < 3.50:1.00	3.00%	2.00%	0.45%
3	> 2.50:1.00 but < 3.00:1.00	2.75%	1.75%	0.40%
4	> 2.00:1.00 but < 2.50:1.00	2.50%	1.50%	0.35%
5	< 2.00:1.00	2.25%	1.25%	0.35%

The 2015 Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (in each case defined in the 2015 Credit Agreement). The Company may be required to pay all of its indebtedness immediately if the Company defaults on any of the financial or other restrictive covenants contained in the 2015 Credit Agreement.   The financial covenants include maintenance of the following:

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

At March 31, 2015, the Company was in compliance with all applicable covenants.

The Company incurred approximately $1.2 million in debt issuance costs relating to underwriting and other professional fees, and deferred these costs over the term of the credit facility.  Additionally, the Company used approximately $24.9 million of the proceeds from the $75 million term loans to repay in full the outstanding real estate debt, certain equipment notes and certain capital leases. The Company did not incur any significant early termination fees.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. The interest rate swap agreements have notional amounts of $8.9 million and $13.2 million which fix interest rates over the life of the respective interest rate swap agreement at 4.21% and 4.73%, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges and therefore the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated income statements.

The fair value of the interest rate swaps at December 31, 2014 and March 31, 2015 represented a liability of $431,000 and $653,000, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheet.  Refer to Note 13 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$8,882	May 2018	$(180)
Pay-fixed interest rate swap	13,168	August 2019	(473)
Total	$22,050		$(653)

Real Estate Debt

In conjunction with the consolidation of Concorde Real Estate in 2012 and the remaining BHR VIEs that were consolidated in 2013, the Company’s real estate debt totaled $21.6 million at December 31, 2013.  As discussed in Note 3, on April 15, 2014, the Company acquired BHR and assumed a $1.8 million term loan, which was subsequently paid off in 2014 with proceeds from the Company’s initial public offering.  The Company’s total real estate debt totaled $24.6 million at December 31, 2014. The terms of the debt are discussed below. On March 9, 2015, the Company repaid in full all outstanding real estate debt as discussed further below.  The Company did not incur any early termination penalties in the repayment of the notes.

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

In May 2013, Concorde Real Estate refinanced these two outstanding loans with a $9.6 million note payable that matured on May 15, 2018. The additional debt in 2013 was used to redeem the preferred membership interests in Concorde Real Estate. The note required monthly principal payments of $53,228 plus interest and a balloon payment of $6.6 million due at maturity. Interest was calculated based on a 360 day year and accrued at the Company’s option of either (i) one-month LIBOR (as defined in the agreement) plus 2.5%, with such rate fixed until the next monthly reset date, or (ii) floating at one-month LIBOR (as defined in the agreement) plus 2.5%. In the event that the Company elected the floating option for either two consecutive periods or a total of three periods, the floating rate increased by 0.25%. The interest rate at December 31, 2014 was 2.67% and the amount outstanding at December 31, 2014 was $8.6 million.  The Company repaid this note in full on March 9, 2015 for its stated outstanding principal balance and did not incur any early termination fees.

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

Greenhouse Real Estate

Greenhouse Real Estate entered into a $13.2 million construction loan facility (the “Construction Facility”) with a financial institution on October 8, 2013 to refinance existing debt related to a 70-bed facility and to fund the construction of an additional 60 beds at this facility located in Grand Prairie, Texas. Monthly draws may be made against the Construction Facility based on actual construction costs incurred.

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

At Greenhouse Real Estate’s option, the Construction Facility was convertible to a permanent term loan with an extended maturity of October 31, 2019 provided (i) there was no default, (ii) the construction was 100% complete, (iii) there was no material adverse change, as determined by the financial institution in its sole discretion, in the financial condition of Greenhouse Real Estate and (iv) other terms and conditions were satisfied. The maximum amount that may be converted was 65% of the appraised value at the time of the conversion. If at the time of the conversion the loan value exceeded the 65% loan-to-value ratio, Greenhouse Real Estate was permitted to make principal payments to reduce the loan-to-value to the 65% threshold. In the event Greenhouse Real Estate did not elect to or was unable to convert the Construction Facility to a permanent term loan, Greenhouse Real Estate was required to pay an exit fee equal to 3.0% of the then outstanding balance. Principal payments at the time of the conversion were to be calculated based on a 15-year amortization schedule, and monthly principal and interest payments are required with a balloon payment at maturity. Because the construction loan contained contingencies other than the completion of the construction, the Company classified the entire $8.7 million outstanding at December 31, 2013 as current.

The Construction Facility was secured by a deed of trust and the assignment of certain leases and rents and was guaranteed by the Company and the CEO and President of the Company. Greenhouse Real Estate was required to maintain a minimum debt service coverage ratio of 1.25 to 1.00. The note also contained a cross-default clause linking a default under the Greenhouse Real Estate loan to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness.

In August 2014, the outstanding balance of the construction loan was converted to a $12.7 million permanent loan that matured in August 2019 and had an annual interest rate equal to the one-month LIBOR plus 2.5%. The permanent loan required monthly principal payments of $70,778 plus interest and a balloon payment of $8.5 million at maturity.  The outstanding balance at December 31, 2014 was $12.5 million and the interest rate was 2.67%.  The Company repaid this note in full on March 9, 2015 for its stated outstanding principal balance and did not incur any early termination fees.

Academy Real Estate

In May 2013, the Company, through Academy Real Estate, obtained a $3.6 million note payable from a financial institution to fund a portion of the acquisition of the property located in Riverview, Florida (just outside of Tampa, Florida). The note payable matured on November 10, 2013 and was renewed under identical terms.  In connection with the Company’s sale to BHR of its membership interests of Academy Real Estate on December 10, 2013, BHR assumed the $3.6 million note payable. Interest, which was payable monthly, was calculated based on a 360 day year and accrued at the Company’s option of either (i) one-month LIBOR (as defined in the agreement) plus 3.0%, with such rate fixed until the next monthly reset date or (ii) floating at one-month LIBOR (as defined in the agreement) plus 3.0%.  In the event that the Company elected the floating option for either two consecutive periods or a total of three periods, the floating rate increases by 0.25%. The interest rate at December 31, 2013 was 3.165%. In April 2014, the Company effected an amendment to the Academy Loan to extend the maturity date to July 14, 2019. Under the amended Academy Loan, the Company made monthly principal payments of $30,000 plus interest commencing in October 2014 and a balloon payment of remaining unpaid principal of $1.9 million at the maturity date.  The agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and contains other restrictive financial covenants. The agreement also contained a cross-default clause linking a default under the Academy Real Estate note to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness. The outstanding balance at December 31, 2014 was $3.5 million and the interest rate was 3.17%.  The Company repaid this note in full on March 9, 2015 for its stated outstanding principal balance and did not incur any early termination fees.

At December 31, 2013 and 2014, the Company was in compliance with the financial covenants of the BHR debt. The instances of noncompliance under its prior credit facility created a cross-default with the Construction Facility, the Concorde Real Estate note payable and the Academy Real Estate note payable.  The Company obtained a waiver for the covenant defaults under its prior credit facility for 2012, and the amendment and restatement of its prior credit facility in April 2014 included a waiver for the noncompliance of the financial covenants and negative covenants that occurred under the prior credit facility in 2013 and the quarter ended March 31, 2014.  The Company also obtained waivers for the cross-defaults under the Construction Facility, the Concorde Real Estate note payable and the Academy Real Estate note payable.

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

Acquisition Related Debt

TSN Acquisition – Related Party

On August 31, 2012, the Company acquired certain assets of AJG Solutions, Inc. and its subsidiaries and the equity of B&B Holdings INTL LLC (collectively, the “TSN Acquisition”) from the two individual owners of such entities (the “TSN Sellers”). The Company financed a portion of the TSN Acquisition with the following sources of debt. The Company entered into a $6.2 million subordinated note payable with the TSN Sellers. Under the terms of the agreement, the note is separated into the following tranches: (i) $2.2 million paid in equal monthly principal installments over 36 months, bearing interest at 5% per annum, (ii) $2.5 million due on August 31, 2015 (the “Balloon Payment”), bearing interest at 3.125% per annum and (iii) a contingent balloon payment of up to $1.5 million due on August 31, 2015 (the “Contingent Payment”), bearing interest at 3.125% per annum. The Contingent Payment is contingent on the achievement of certain performance metrics over the term of the note. Due to the contingent nature of the

Contingent Payment, a discount of approximately 13% was applied to the Contingent Payment to reflect the weighted-average probability the Contingent Payment would not be made. In April 2013, $0.5 million outstanding under the Balloon Payment was converted into 95,451 shares of the Company’s common stock at a conversion price of $5.24 per share. The Company estimates the fair value of the Contingent Payment each reporting period through an analysis of the TSN Sellers’ estimated achievement of the performance metrics specified in the agreement. Based upon this analysis, the Company determined a claw back of $0.5 million of the Contingent Payment existed at December 31, 2013 and, accordingly, adjusted the outstanding balance of the Balloon Payment to $3.0 million at that date. In addition to the claw back on the Contingent Payment, the Company has included a reduction of 118,576 shares of common stock in the computation of its earnings per share for the year ended December 31, 2013 to reflect the claw back of those shares based upon this analysis.  On August 15, 2014, the Company entered into two settlement agreements with one of the TSN Sellers.  Pursuant to the terms of the settlement agreements, the Company agreed to pay $7.6 million in exchange for full and final satisfaction of all obligations to the party.  As a result, the Company repaid $0.2 million of the note payable and $1.5 million of balloon payment.  At December 31, 2014 and March 31, 2015, the outstanding balance remaining under the seller subordinated notes payable was $1.8 million and $1.6 million, respectively.

Subordinated Debt Issued with Detachable Warrants (Related Party and Non-related Party)

In March and April 2012, the Company issued $1.0 million of subordinated promissory notes, of which $0.2 million was issued to a director of the Company. The notes bore interest at 12% per annum. The notes were scheduled to mature at various dates throughout 2015 and 2017. Interest was payable monthly and the principal amount was due, in full, on the applicable maturity date of the note. In connection with the issuance of these notes, the Company issued detachable warrants to the lenders to purchase a total of 112,658 shares of common stock of AAC at $0.64 per share. The warrants were exercisable at any time up to their expiration on March 31, 2022. The Company recorded a debt discount of $0.1 million related to the warrants which reduced the carrying value of the subordinated notes.  As of December 31, 2013, the outstanding balance of the notes, net of the unamortized debt discount of $83,000, was $0.9 million, of which $0.2 million was owed to a director of the Company.  As of December 31, 2014, the outstanding balance of the notes, net of the unamortized debt discount of $55,000, was $0.9 million, of which $0.2 million was owed to a director of the Company. On February 27, 2015, the Company repaid in full the $1.0 million of the outstanding subordinated promissory notes.  The Company did not incur any early termination fees.

The Company calculated the fair value of warrants issued with the subordinated notes using the Black-Scholes valuation method. The following assumptions were used to value the warrants: a stock price of $1.36, an exercise price of $0.64, expected life of 10 years, expected volatility of 20%, risk free interest rates ranging from 2.1% to 4.0% and no expected dividend yield. In March 2014, warrants representing the right to purchase 106,728 shares of common stock of AAC were exercised and a total of 106,728 shares of common stock of AAC were issued to the exercising warrant holders, including 23,717 shares to a director of the Company.

11.	Equity

Mezzanine Equity

Changes to mezzanine amounts during the three months ended March 31, 2015 were as follows (dollars in thousands):

	Noncontrolling Interest
	BHR Series A Preferred
	Units	Amount
Balance at December 31, 2014	160	$7,848
Redemption of Series A Preferred Units from Alcentra	(160)	(7,848)
Balance at March 31, 2015	—	$—

On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred Units for a total redemption price of approximately $8.5 million which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

Stock Based Compensation Plans

In March 2014, the Company granted 5,834 shares of fully vested common stock of AAC to each of its five non-employee directors. The Company recognized $0.2 million of compensation expense in the first quarter of 2014 as a result of these grants. The fair value on the award date was $8.12 per share, as estimated by the Company’s management.

On April 11, 2014, the Company granted a total of 82,509 shares of restricted common stock of AAC to two employees.  The fair value on the award date was $8.12 per share.

On October 7, 2014, the Company granted a total of 158,000 shares of restricted common stock to employees as part of the Company’s 2014 Equity Incentive Plan.

On January 7, 2015, the Company granted a total of 400,000 shares of restricted common stock to employees as part of the Company’s 2014 Equity Incentive Plan.

On January 8, 2015, the Company granted 2,544 shares of fully vested common stock to each of its five non-employee directors. The Company recognized $0.4 million of compensation expense in the first quarter of 2015 as a result of these grants. The fair value on the award date was $29.37 per share based on the closing market value.

The Company recognized $0.4 million and $1.6 million in equity-based compensation expense for the three months ended March 31, 2014 and 2015, respectively.  As of March 31, 2015, there was $13.9 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 3.3 years.

A summary of share activity under the Company’s 2014 Equity Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	196,882	$18.53
Granted	412,720	29.37
Vested	(84,935)	19.62
Forfeitures	(6,000)	25.99
Unvested at March 31, 2015	518,667	$26.88

12.	Income Taxes

The provision for income taxes for the three months ended March 31, 2014 reflects an effective tax rate of 42.2% compared to an effective tax rate for the three months ended March 31, 2015 of 38.8%.

13.	Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2014 and March 31, 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The carrying amount of the Company’s debt approximates fair value because interest rates approximate the current rates available to the Company.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2014 and March 31, 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At March 31, 2015, the fair value of the interest rate swaps represented a liability of $0.7 million.  Refer to Note 10 for further discussion of the interest rate swap agreements.

14.	Commitments and Contingencies

Litigation

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

15.	Subsequent Events

On April 1, 2015, the Company completed the acquisition of the assets of an 84-licensed-bed hospital in southern California for cash consideration of $13.5 million.

On April 17, 2015, the Company completed the acquisition of the assets of Clinical Services of Rhode Island, Inc., a provider of intensive outpatient substance abuse treatment services, for total consideration of $665,057 in cash and 42,460 restricted shares of Holdings common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this quarterly report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors; (iv) our failure to successfully achieve growth through acquisitions and de novo expansions; and (v) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We believe we are a leading provider of inpatient substance abuse treatment services for individuals with drug and alcohol addiction.  As of March 31, 2015, we operated seven residential substance abuse treatment facilities and one standalone outpatient substance abuse treatment facility all focused on delivering effective clinical care and treatment solutions across our 560 beds, which includes 382 licensed detoxification beds.   With the completion of our Greenhouse Outpatient Center in Arlington, Texas in April 2015 and the closing of the acquisition of Clinical Services of Rhode Island, Inc. in April 2015, which added three outpatient centers, as of April 30, 2015, we operated five standalone outpatient centers.  In addition, as of April 30, 2015 we had one facility under development, two recently acquired properties on which we expect to begin renovations and construction in the second quarter of 2015, and two treatment facilities under contract.  The majority of our approximately 1,000 employees, as of April 30, 2015 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

Facilities

As of April 30, 2015, we operated seven residential and five standalone outpatient substance abuse treatment facilities.   Our substance abuse treatment facilities are located throughout the United States staffed by seasoned professionals and experts in the fields of addiction and behavioral health who are committed to providing the care, support, education and hope needed to treat addiction.   We also operate an overeating behavioral disorder treatment center, FitRx. The following table presents information, as of April 30, 2015, about our network of substance abuse treatment facilities, including facilities or properties that were recently acquired, under development or under contract.

					Real Property
		Capacity	First Clients	Treatment	Leased /
Facility Name(1)	Location	(beds)	Served	Certifications(2)	Owned
Desert Hope	Las Vegas, NV	148	2013	DTX, RTC, PHP, IOP	Owned
Greenhouse	Grand Prairie, TX (Dallas area)	130	2012	DTX, RTC, PHP, IOP	Owned
Forterus	Temecula, CA	107(3)	2004	DTX, RTC, PHP, IOP	Leased
Singer Island	West Palm Beach, FL	65	2012	PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego, CA	36	2010	DTX, RTC, PHP, IOP	Leased
The Academy	West Palm Beach, FL	18	2012	PHP, IOP	Leased
Desert Hope Outpatient Center	Las Vegas, NV	n/a(4)	2015(4)	PHP, IOP	Owned
Recovery First	Fort Lauderdale, FL	56(5)	2015(5)	DTX, RTC, PHP, IOP	Owned/Leased
Greenhouse Outpatient Center	Arlington, TX (Dallas area)	n/a(6)	2015(6)	PHP, IOP	Owned
Clinical Services of Rhode Island	Greenville, Portsmouth and South Kingstown, Rhode Island	n/a(7)	2015(7)	IOP(7)	Leased
River Oaks	Riverview, FL (Tampa area)	164(8)	Under Development(8)	DTX, RTC, PHP, IOP(8)	Owned
TBD	Ringwood, NJ (New York City area)	150(9)	Acquired(9)	DTX, RTC, PHP, IOP(9)	Owned
TBD	Aliso Viejo, California	Up to 124(10)	Acquired(10)	DTX, RTC, PHP, IOP(10)	Owned
Sunrise House	Lafayette, NJ	110(11)	Under Contract(11)	DTX, RTC, PHP, IOP(11)	Owned

(1)

Excluded from this table is our non-substance abuse treatment facility, FitRx, which is a 20-bed leased facility located in Brentwood, Tennessee that provides outpatient treatment services for men and women who struggle with overeating behavioral disorders.

(2)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(3)	In January 2015, we increased our capacity at Forterus to 107 beds with the addition of 31 beds, 24 of which are licensed for detoxification.
(4)

We began serving clients at our new standalone outpatient treatment facility in January 2015. The approximately 20,000 square foot facility provides outpatient treatment services and additional programming space for our Desert Hope facility.  As this is an outpatient treatment facility, bed count is not applicable (n/a).

(5)

On February 20, 2015, we completed the acquisition of Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services, for total cash consideration of $13.1 million. Recovery First is a 56-bed in-network, inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area which includes 20 licensed detoxification beds.

(6)

We began serving clients at our new standalone outpatient treatment facility in April 2015.  The approximately 20,000 square foot facility provides outpatient treatment services and additional programming space for our Greenhouse facility. As this is an outpatient treatment facility, bed count is not applicable (n/a).

(7)

On April 17, 2015, we completed the acquisition of Clinical Services of Rhode Island, a provider of intensive outpatient substance abuse treatment services in Greenville, Portsmouth and South Kingstown, Rhode Island for total consideration of $2.0 million (approximately $665,000 in cash and 42,460 restricted shares of Holdings common stock valued at approximately $1.3 million at closing).  As this is an outpatient treatment facility, bed count is not applicable (n/a).

(8)	Reflects our current expectations with respect to this facility, on which we began construction in May 2014 and target opening in the fourth quarter of 2015.
(9)

On February 24, 2015, we acquired a 96 acre property located fewer than 50 miles from New York City and we anticipate beginning renovations and construction at this location in the second quarter of 2015. We are targeting opening this facility late in the second half of 2016 with approximately 150 beds. Treatment certifications reflect our current expectations.

(10)

On April 1, 2015, we completed the acquisition of an 84 bed hospital in southern California for total cash consideration of approximately $13.5 million.  We expect to begin renovation and rehabilitation of the facility in the second quarter of 2015 and currently have a targeted completion date in the first half of 2016.  With renovations and construction we expect that this facility will provide us with up to 124 beds and expect to apply for a license to operate this facility as a Chemical Dependency Recovery Hospital (“CDRH”).

(11)

On March 27, 2015 we entered into a definitive purchase agreement to acquire the operating assets of Sunrise House Foundation, Inc., a New Jersey nonprofit corporation, with an existing 110 bed, 87,000 square-foot in-network substance abuse treatment center in Lafayette, New Jersey, for $6.6 million in cash and the assumption of up to $0.5 million of certain liabilities. The closing is expected to occur during the third quarter of 2015.

Recent Developments

Existing Facilities and Laboratory Services

In January 2015, we increased capacity at our Forterus facility in Temecula, California with the addition of 31 beds, including 24 detox beds.

In January 2015, we entered into an Office Space Lease (the “Lease Agreement”) for our new corporate headquarters and call center pursuant to which AAC agreed to lease approximately 102,000 square feet of office space located in Brentwood, Tennessee. The initial term of the Lease Agreement will be for ten years from the date the premises are delivered to AAC (the “Initial Term”), and AAC has one option to extend the Lease Agreement for five years.

In January 2015, our 20,000 square foot substance abuse outpatient center in Las Vegas, Nevada, received licensure for intensive outpatient treatment services and began treating clients at the facility.

In April 2015, we received licensure to conduct high complexity lab tests for AAC facilities in California and Rhode Island.

In April 2015, our 20,000 square foot substance abuse outpatient center in Arlington, Texas opened and began serving clients.

New Property Developments and Acquisitions

On February 20, 2015, we completed the acquisition of the assets of Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services, including a 56 bed inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area, for cash consideration of $13.1 million.

On February 24, 2015, we completed the purchase of a property in Ringwood, New Jersey for aggregate cash consideration of $6.4 million, which we expect to develop into an inpatient facility with approximately 150 beds.  We expect to invest approximately $16.0 million for renovations and construction.

On March 27, 2015 we entered into a definitive purchase agreement to acquire the operating assets of Sunrise House Foundation, Inc., a New Jersey nonprofit corporation, with an existing 110 bed, 87,000 square-foot in-network substance abuse treatment center in Lafayette, New Jersey, for $6.6 million in cash and the assumption of up to $0.5 million of certain liabilities. The closing is expected to occur during the third quarter of 2015.

On April 1, 2015, we completed the acquisition of an 84 bed hospital in southern California for total cash consideration of approximately $13.5 million.  We expect to begin renovation and rehabilitation of the facility in the second quarter of 2015 and currently have a targeted completion date for the first half of 2016.  With renovations and construction we expect that this facility will provide us with up to 124 beds and expect to apply for a license to operate this facility as a Chemical Dependency Recovery Hospital (“CDRH”).

On April 17, 2015, we completed the acquisition of Clinical Services of Rhode Island, a provider of intensive outpatient substance abuse treatment services in Greenville, Portsmouth and South Kingstown, Rhode Island for total consideration of $2.0 million (approximately $665,000 in cash and 42,460 restricted shares of Holdings common stock valued at approximately $1.3 million at closing).

Financing

On March 9, 2015, we entered into a five year $125.0 million Senior Secured Credit Facility by and among the Company and Bank of America, N.A., as administrative agent for the lenders party thereto.   For additional discussion related to the 2015 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

Components of Results of Operations

Revenues.  Our revenues primarily consist of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the three months ended March 31, 2015, approximately 90% of our revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three months ended March 31, 2015 and 2014, no single payor accounted for more than 17.1% and 16.1% of our revenue reimbursements, respectively.

For the three months ended March 31, 2015 and December 31, 2014, we estimate that revenues derived from partial hospitalization and intensive outpatient treatment services accounted for approximately 39.1% and 42.2%, respectively, of our commercial payor revenues, detoxification and residential treatment services accounted for approximately 27.2% and 28.7% of our commercial payor revenues, respectively, and point-of-care drug testing, quantitative laboratory services, professional groups and other ancillary services accounted for approximately 33.7% and 29.1% of our commercial payor revenues, respectively.

We recognize revenues from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenues by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our expected realization is determined by management after taking into account the type of services provided and the historical collections received from the commercial payors, on a per facility basis, compared to the gross client charges billed.

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

•

Professional fees.  Professional fees consist of various professional services used to support primarily corporate related functions.  These services include accounting related fees for financial statement audits and tax preparation and legal fees for, among other matters, employment, compliance and general corporate matters. These fees also consist of information technology, consulting, and payroll fees.
•

Client related services.  Client related services consist of physician and medical services as well as client meals, pharmacy, travel, and various other expenses associated with client treatment.  Client related services are significantly influenced by our average daily census.

•

Other operating expenses.  Other operating expenses consists primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses, and is significantly influenced by the total number of beds in our facilities and our average daily census.

•

Rentals and leases.  Rentals and leases mainly consist of properties and various equipment under operating leases, which includes space required to perform client services and space for administrative facilities.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of March 31, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. During the second quarter of 2014, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for all client accounts covered by insurance. Based on the results of this analysis, including improvements noted in the credit quality of receivables aged 120-180 days, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. As a result, management revised the estimates used to establish the provision for doubtful accounts, effective as of the second quarter of 2014. This change in estimate reduced the reserve percentages applied to various aging classes of accounts receivable aged less than 360 days to more closely reflect actual collection and write-off history that we have experienced and expect to experience in the future.

•

Depreciation and amortization.  Depreciation and amortization represents the ratable use of our capitalized property and equipment, including assets under capital leases, over the estimated useful lives of the assets, and amortizable intangible assets, which mainly consist of trademark-related intangibles and non-compete agreements.

•	Acquisition-related expenses. Acquisition-related expenses consist primarily of professional fees and travel costs associated with our acquisition activities.

Key Drivers of Our Results of Operations.

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Form 10-K filed with the SEC on March 11, 2015 and elsewhere in this Form 10-Q and those described below:

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

•

Billed Days.  We refer to billed days as the number of days in a given period for which we charged a commercial payor for the category of services provided. Detoxification and residential treatment levels of care feature higher per day gross client charges than partial hospitalization and intensive outpatient levels of care, but also require greater levels of more highly trained medical staff. For the three months ended March 31, 2015 and 2014, detoxification and residential treatment services accounted for 29% and 28%, respectively, of total billed days, and partial hospitalization and intensive outpatient services accounted for the remaining 71% and 72%, respectively of total billed days.  Average length of stay can vary among periods without correlating to the overall operating performance of our business and, as a result, management does not view average length of stay as a key metric with respect to our operating performance. Rather, management views average billed days for the levels of care as a more meaningful metric to investors because it refers to the number of days in a given period for which we billed for the category of services provided. For example, in any given week, clients receiving partial hospitalization and intensive outpatient services might only qualify for five or three days, respectively, of reimbursable services during a seven day calendar period, which results in fewer billed days (e.g., five or three days, respectively) than the average length of stay (e.g., seven days) for partial hospitalization and intensive outpatient services during the same weekly period. The following table presents, for the three months ended March 31, 2015, the average length of stay and average billed days with respect to detoxification and residential treatment services and partial hospitalization and intensive outpatient services of our commercial payor clients:

	Average
	Length of	Average
	Stay	Billed Days
Detoxification and residential treatment services	11	10
Partial hospitalization and intensive outpatient services	24	14

The average length of stay and average billed days with respect to our private pay clients, which is not separately allocated to any category of service is approximately 35 days.

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

Results of Operations

Comparison of Three Months ended March 31, 2015 to Three Months ended March 31, 2014

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues	$30,083	100.0	$42,823	100.0	$12,740	42.3
Operating expenses
Salaries, wages and benefits	11,544	38.4	18,374	42.9	6,830	59.2
Advertising and marketing	3,290	10.9	4,618	10.8	1,328	40.4
Professional fees	2,497	8.3	1,469	3.4	(1,028)	(41.2)
Client related services	2,457	8.2	2,915	6.8	458	18.6
Other operating expenses	2,723	9.1	4,813	11.2	2,090	76.8
Rentals and leases	470	1.6	700	1.6	230	48.9
Provision for doubtful accounts	4,173	13.9	3,382	7.9	(791)	(19.0)
Litigation settlement	—	—	20	—	20	—
Depreciation and amortization	1,077	3.6	1,340	3.1	263	24.4
Acquisition-related expenses	—	—	998	2.3	998	—
Total operating expenses	28,231	93.8	38,629	90.2	10,398	36.8
Income from operations	1,852	6.2	4,194	9.8	2,342	126.5
Interest expense, net (change in fair value of interest rate swaps: 2014: $ ̶ ; 2015: $221)	354	1.2	741	1.7	387	109.3
Other (income) expense, net	42	0.1	(11)	—	(53)	(126.2)
Income before income tax expense	1,456	4.8	3,464	8.1	2,008	137.9
Income tax expense	615	2.0	1,345	3.1	730	118.7
Net income	841	2.8	2,119	4.9	1,278	152.0
Less: net loss attributable to noncontrolling interest	178	0.6	600	1.4	422	237.1
Net income attributable to AAC Holdings, Inc. stockholders	1,019	3.4	2,719	6.3	1,700	166.8
BHR Series A Preferred Unit dividends	—	—	(147)	(0.3)	(147)	—
Redemption of BHR Series A Preferred Units	—	—	(534)	(1.2)	(534)	—
Net income available to AAC Holdings, Inc. common stockholders	$1,019	3.4	$2,038	4.8	$1,019	100.0

Revenues

Revenues increased $12.7 million, or 42.3%, to $42.8 million for the three months ended March 31, 2015 from $30.1 million for the three months ended March 31, 2014.  Revenues were positively impacted by an increase in average daily census to 494 days for the three months ended March 31, 2015 from 371 days for the three months ended March 31, 2014.  The increase in average daily census was driven by the 60 bed expansion of Greenhouse in July 2014, the six bed expansion at the Academy in September 2014, the 31 bed expansion at Forterus in January 2015, the opening of the Desert Hope Outpatient Center in January 2015, and the acquisition of Recovery First, which added 56 beds, in February 2015.   Also contributing to the increase in revenues for the three months ended March 31, 2015 was the addition of high complexity lab testing for our facilities in Florida.   On November 20, 2014, we received licensure to conduct high complexity lab tests for our facilities in Florida, the first of which were processed beginning on December 1, 2014.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $6.8 million, or 59.2%, to $18.4 million for the three months ended March 31, 2015 from $11.5 million for the three months ended March 31, 2014. The increase was primarily impacted by the addition of staff in connection with the CRMS Acquisition in April 2014 which added 31 additional employees at the time of the acquisition.   Also contributing to the increase was an increase in equity compensation of $1.1 million to $1.6 million for the three months ended March 31, 2015 from

$0.5 million for the three months ended March 31, 2014.  As a percentage of revenues, salaries, wages and benefits were 42.9% of revenues for the three months ended March 31, 2015 compared to 38.4% of revenues for the three months ended March 31, 2014.

Advertising and Marketing

Advertising and marketing expenses increased $1.3 million, or 40.4%, to $4.6 million for the three months ended March 31, 2015 from $3.3 million for the three months ended March 31, 2014. The increase in expenses was primarily driven by the continued expansion of our national advertising and marketing programs.  As a percentage of revenues, advertising and marketing expenses were 10.8% of revenues for the three months ended March 31, 2015 compared to 10.9% of revenues for the three months ended March 31, 2014.

Professional Fees

Professional fees decreased $1.0 million, or 41.2%, to $1.5 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014. The decrease in professional fees is primarily related to the elimination of customer and billing collection fees as a result of the CRMS Acquisition in April 2014.  As a percentage of revenues, professional fees were 3.4% of revenues for the three months ended March 31, 2015 compared to 8.3% of revenues for the three months ended March 31, 2014.

Client Related Services

Client related service expenses increased $0.4 million, or 18.6%, to $2.9 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014. The increase in expense was primarily related to increases in clinician fees paid due to the increase in average daily census to 494 days for the three months ended March 31, 2015 from 371 days for the three months ended March 31, 2014.  As a percentage of revenues, client related services expenses were 6.8% of revenues for the three months ended March 31, 2015 compared to 8.2% of revenues for the three months ended March 31, 2014.

Other Operating Expenses

Other operating expenses increased $2.1 million, or 76.8%, to $4.8 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014. The increase was primarily the result of additional operating expenses associated with the 60 bed expansion of Greenhouse in July 2014, the 31 bed expansion at Forterus in January 2015, the opening of the Desert Hope Outpatient Center in January 2015, and the acquisition of Recovery First in February 2015.   As a percentage of revenues, other operating expenses increased to 11.2% of revenues for the three months ended March 31, 2015 compared to 9.1% of revenues for the three months ended March 31, 2014.

Rentals and Leases

Rentals and leases increased $0.2 million to $0.7 million for the three months ended March 31, 2015 from $0.5 million for the three months ended March 31, 2014. As a percentage of revenues, rentals and leases were consistent at 1.6% of revenues for the three months ended March 31, 2015 and 2014.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.8 million, or 19.0%, to $3.4 million for the three months ended March 31, 2015 from $4.2 million for the three months ended March 31, 2014. As a percentage of revenues, the provision for doubtful accounts was 7.9% of revenues for the three months ended March 31, 2015 compared to 13.9% of revenues for the three months ended March 31, 2014.  The provision for doubtful accounts was $2.9 million or 7.9% of revenues for the three months ended December 31, 2014.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of March 31, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

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

We have experienced favorable collections of accounts receivable subsequent to March 31, 2014 as noted by a decrease in accounts receivable aged greater than 180 days as a percentage of total accounts receivable to 24.8% at March 31, 2015 from 40.0% at March 31, 2014.

The following table presents a summary of our aging of accounts receivable as of March 31, 2015 and 2014:

	Current	31-180 Days	Over 180 Days	Total
March 31, 2015	29.6%	45.6%	24.8%	100.0%
March 31, 2014	23.9%	36.1%	40.0%	100.0%

Our days sales outstanding as of March 31, 2015 and 2014 was 79 and 80, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 24.4%, to $1.3 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. As a percentage of revenues, depreciation and amortization expense was 3.1% of revenues for the three months ended March 31, 2015 compared to 3.6% of revenues for the three months ended March 31, 2014.

Acquisition-related Expense

Acquisition-related expense was $1.0 million for the three months ended March 31, 2015.   As a percentage of revenues, acquisition-related expense was 2.3% of revenues for the three months ended March 31, 2015.  The acquisition-related expense for the three months ended March 31, 2015 was primarily related to professional fees associated with our acquisition activity in the first quarter of 2015.   For the three months ended March 31, 2014, we did not recognize any acquisition-related expense.

Interest Expense

Interest expense increased by approximately $0.3 million, or 109.3%, to $0.7 million for the three months ended March 31, 2015 from $0.4 million for the three months ended March 31, 2014.   The increase in interest expense is primarily due to a change in the fair value of the interest rate swaps of approximately $0.2 million during the first quarter of 2015.   In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements had a combined initial notional amount of $22.1 million which fixed the interest rates over the life of interest rate swap agreements.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.

Also contributing to the increase in interest expense is an increase in outstanding debt as partially offset by a reduction in interest rates.   The net impact of the increase in outstanding debt and the decrease in interest rates during the first quarter of 2015 was approximately $0.1 million.  Outstanding debt at March 31, 2015 was approximately $76.1 million compared to $45.0 million at March 31, 2014.   The interest rate on the $75.0 million term loan under the 2015 Credit Facility was 3.03% at March 31, 2015.

As a percentage of revenues, interest expense was 1.7% of revenues for the three months ended March 31, 2015 compared to 1.2% of revenues for the three months ended March 31, 2014.

Income Tax Expense

For the three months ended March 31, 2015, income tax expense was $1.3 million, reflecting an effective tax rate of 38.8%, compared to income tax expense of $0.6, reflecting an effective tax rate of 42.2%  for the three months ended March 31, 2014.

Net Loss Attributable to Noncontrolling Interest

For the three months ended March 31, 2015, net loss attributable to noncontrolling interest was $0.6 million compared to $0.2 million for the three months ended March 31, 2014, representing an increase in loss of $0.4 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.   During the three months ended March 31, 2014, we consolidated one real estate VIE, BHR, and five professional group VIEs.   We acquired BHR on April 15, 2014, at which point it became a wholly owned subsidiary and resulted in the elimination of noncontrolling interest attributable to BHR.  As a result of the acquisition of BHR in April 2014, during the three months ended March 31, 2015, noncontrolling interest was only comprised of the five professional group VIEs, which resulted in the increase in the loss attributable to noncontrolling interest for the three months ended March 31, 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowing availability under our revolving line of credit, other bank financings, proceeds from issuances of our common stock, seller financing and the issuance of subordinated debt. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources and with the net proceeds from the Company’s initial public offering completed on October 7, 2104. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

We anticipate that our current level of cash on hand, internally generated cash flows and availability under our revolving line of credit, without taking into account the net proceeds from the initial public offering, will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase
	2014	2015	(Decrease)
Provided by (used in) operating activities	$753	$(2,527)	$(3,280)
Used in investing activities	(3,846)	(25,725)	(21,879)
Provided by financing activities	5,421	38,898	33,477
Net increase in cash and cash equivalents	2,328	10,646	8,318
Cash and cash equivalents at end of period	$4,340	$59,186	$54,846

Net Cash Provided by (Used in) Operating Activities

Cash used by operating activities was $2.5 million for the three months ended March 31, 2015 compared to cash provided by operating activities of $0.8 million for the three months ended March 31, 2014.  The decrease in cash flows provided by operating activities in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily related to an increase in accounts receivable as partially offset by an increase in net income.  The increase in accounts receivable was primarily related to an increase in revenues of approximately 15.2% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 combined with slower collections during the three months ended March 31, 2015 due to the finalization of billing arrangements related to Recovery First.   Also contributing to the decrease in cash flows provided by operating activities were increased cash outflows related to acquisition-related expenditures.   Working capital totaled $81.8 million at March 31, 2015 and $63.2 million at December 31, 2014.

Net Cash Used in Investing Activities

Cash used in investing activities was $25.7 million for the three months ended March 31, 2015, an increase of $21.9 million compared to cash used in investing activities of $3.8 million for the three months ended March 31, 2014. The increase was primarily related to $13.1 million paid in connection with the acquisition of Recovery First and $6.4 million for the purchase of a property in Ringwood, New Jersey which we expect to develop into an inpatient facility with approximately 150 beds.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $38.9 million for the three months ended March 31, 2015, an increase of $33.5 million compared to cash provided by financing activities of $5.4 million for the three months ended March 31, 2014.  The increase is primarily related to proceeds from the 2015 Credit Facility of $73.8 million as partially offset from the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $25.3 million and repayments of subordinated notes payable of $0.9 million.

Financing Relationships

2015 Credit Facility

For a summary of the terms of our 2015 Credit Facility, see Note 10 to the accompanying Condensed Consolidated Financial Statements.

We used approximately $24.9 million of the proceeds from the $75.0 million term loans to repay in full the outstanding real estate debt, certain equipment loans and certain capital leases. We did not incur any significant early termination fees.

As of March 31, 2015, we had no outstanding amounts on our revolver and $75.0 million outstanding on our term loan.  Our availability under the revolver portion of the 2015 Credit Facility was $50.0 million as of March 31, 2015.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders.

BHR Preferred Equity

For a summary of the terms of the BHR Preferred Equity, see Note 3 to the accompanying Condensed Consolidated Financial Statements.

On February 25, 2015, we exercised our call provision and redeemed 100% of the outstanding Series A Preferred Units for a total redemption price of approximately $8.5 million, which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

Related Party Notes Payable

We have outstanding notes payable resulting from the seller financing of the TSN Acquisition.  Interest rates on the notes bear interest at the annual blended rate of 3.85% and mature on August 31, 2015.  The aggregate amount outstanding on these borrowings at March 31, 2015 was $1.6 million.

Subordinated Promissory Notes (Related Party and Non-related Party)

In March 2012 through April 2012, we issued $1.0 million of subordinated promissory notes to certain accredited investors, of which $0.2 million was issued to one of our directors. The notes bore interest at 12% per annum. Interest was payable monthly and the principal amount was due, in full, on the applicable maturity date of the note. Notes in the principal amount of $0.2 million matured on March 31, 2015 and the remaining notes, in the principal amount of $0.8 million, matured on March 31, 2017. In connection with the issuance of these notes, we issued detachable warrants to the lenders to purchase 112,658 shares of AAC common stock at $0.64 per share. The warrants were exercisable at any time up to their expiration on March 31, 2022. We recorded a debt discount of $0.1 million related to the warrants which reduced the carrying value of the subordinated notes. As of December 31, 2014, the outstanding balance, net of the unamortized debt discount of $71,000, was $0.9 million, of which $0.2 million was due to one of our directors. In connection with the Reorganization Transactions, warrants representing 106,728 shares of AAC common stock were exercised in March 2014 and the remaining warrants representing 5,930 shares of AAC common stock were exercised in April 2014.   On February 27, 2015, we repaid in full the $1.0 million of the outstanding subordinated promissory notes.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 4.47% to 6.25% and have maturity dates from December 2015 through March 2019. Total obligations under capital leases at March 31, 2015 were $0.6 million of which $30,000 was included in the current portion of long-term debt.

Consolidation of VIEs

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had a receivable from each of the Professional Groups at March 31, 2015. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

AAC has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC will also provide financial support to each Professional Group on an as-needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the five Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through October 2018. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2015 consisted of $75.0 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements have initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of the interest rate swap agreements at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $0.5 million on an annual basis based upon our borrowing level at March 31, 2015.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in “Note 14 – Commitments and Contingencies – Litigation” in the Company’s Condensed Consolidated Financial Statements included in this quarterly report and incorporated by reference in this Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

In addition to the other information contained in this Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As partial consideration for our acquisition of substantially all of the assets of Clinical Services of Rhode Island, Inc. (“CSRI”), which closed on April 17, 2015, we issued 32,864 and 9,596 restricted shares of our common stock to the two shareholders of CSRI, respectively. The restricted common stock was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to CSRI in a privately negotiated transaction not involving any public offering or solicitation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments — New Property Developments and Acquisitions” for additional information regarding our acquisition of CSRI.

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

As contemplated in our Prospectus, dated October 1, 2014, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, we used approximately $14.7 million of the net proceeds from our IPO to repay outstanding indebtedness, and $7.3 million in connection with the settlement of certain litigation. Subsequently, we used proceeds to repay additional outstanding indebtedness, and to fund acquisitions and purchases of property, de novo projects, and the redemption of the BHR Series A Preferred Units.   The following table details the use of the $68.8 million of net proceeds (in millions):

Description	Date	Amount
Repayment of outstanding indebtedness	October 2014	$14.7
Settlement of certain litigation	October 2014	7.3
Acquisition of Recovery First	February 2015	13.1
Purchase of property in Ringwood, New Jersey	February 2015	6.4
Redemption of BHR Series A Preferred Units	February 2015	8.5
Repayment of subordinated promissory notes	February 2015	1.0
Purchase of southern California property	April 2015	13.0
De novo project expenditures	October 2014 - April 2015	4.8
Total use of public offering net proceeds		$68.8

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: May 4, 2015

EXHIBIT INDEX

Number	Exhibit Description
2.1 †

Asset Purchase Agreement by and among American Addiction Centers, Inc., AAC Florida Acquisition Sub, LLC (n/k/a Recovery First of Florida, LLC) and Recovery First, Inc., dated as of December 15, 2014 (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36643), filed on February 24, 2015 and incorporated herein by reference).

2.2 †

Amendment to the Asset Purchase Agreement by and among American Addiction Centers, Inc., AAC Florida Acquisition Sub, LLC (n/k/a Recovery First of Florida, LLC), The Academy Real Estate, LLC and Recovery First, Inc., dated February 17, 2015 (previously filed as Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-36643), filed on February 24, 2015 and incorporated herein by reference).

2.3 †*	Purchase and Sale Agreement by and among AAC Holdings, Inc., Behavioral Healthcare Realty, LLC and FiftyNine Palms, Inc., dated as of January 28, 2015.
2.4 †*	First Amendment to Purchase and Sale Agreement, by and among Zareen Faiz, BHR Aliso Viejo Real Estate, LLC, and PHL Care, Inc., dated as of March 27, 2015.
10.1

Credit Agreement dated as of March 9, 2015 among AAC Holdings, Inc., certain Subsidiaries of the Borrower party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Lender and SunTrust Bank, as Syndication Agent, Raymond James Bank, N.A. and BMO Harris Bank N.A., as Co-Documentation Agents and the other lenders party thereto (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-36643), filed on March 11, 2015 and incorporated herein by reference).

10.2 +

Form of Restricted Share Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.3 +

Form of Non-Employee Director Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.4

Office Space Lease by and between CV Brentwood Properties, LLC and American Addiction Centers, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on January 12, 2015 and incorporated herein by reference).

10.5

Guaranty of Lease by and between AAC Holdings, Inc. and CV Brentwood Properties, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 12, 2015 and incorporated herein by reference).

31.1*	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Kirk R. Manz, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Kirk R. Manz, Chief Financial Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
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