Form 10-Q
period 2015-06-30
AAC Holdings, Inc.
filed 2015-08-03
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, the registrant had 22,409,311 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

June 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	June 30,
	2014	2015
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,540	$45,021
Accounts receivable, net of allowances	28,718	47,336
Deferred tax assets	1,214	844
Prepaid expenses and other current assets	1,450	4,465
Total current assets	79,922	97,666
Property and equipment, net	49,196	82,196
Goodwill	12,702	24,962
Intangible assets, net	2,935	4,010
Other assets	1,197	1,431
Total assets	$145,952	$210,265

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$2,001	$6,908
Accrued liabilities	10,411	17,983
Current portion of long-term debt	2,570	3,685
Current portion of long-term debt – related party	1,787	1,542
Total current liabilities	16,769	30,118
Deferred tax liabilities	1,479	303
Long-term debt, net of current portion	24,097	70,641
Long-term debt—related party, net of current portion	187	—
Other long-term liabilities	431	2,751
Total liabilities	42,963	103,813

Commitments and contingencies
Mezzanine equity including noncontrolling interest
Noncontrolling interest—Series A Preferred Units	7,848	—
Total mezzanine equity including noncontrolling interest	7,848	—
Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 21,816,054 shares issued and outstanding at June 30, 2015	21	21
Additional paid-in capital	88,238	92,995
Retained earnings	9,215	16,808
Total stockholders’ equity	97,474	109,824
Noncontrolling interest	(2,333)	(3,372)
Total stockholders’ equity including noncontrolling interest	95,141	106,452
Total liabilities, mezzanine equity and stockholders’ equity	$145,952	$210,265

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues	$29,120	$53,784	$59,203	$96,607
Operating expenses
Salaries, wages and benefits	12,580	19,733	24,124	38,107
Advertising and marketing	3,789	5,119	7,079	9,737
Professional fees	2,398	1,861	4,895	3,330
Client related services	2,754	3,478	5,211	6,393
Other operating expenses	2,828	5,536	5,551	10,349
Rentals and leases	470	1,159	940	1,859
Provision for doubtful accounts	2,115	4,177	6,288	7,559
Litigation settlement	240	1,500	240	1,520
Depreciation and amortization	1,151	1,676	2,228	3,016
Acquisition-related expenses	—	982	—	1,980
Total operating expenses	28,325	45,221	56,556	83,850
Income from operations	795	8,563	2,647	12,757
Interest expense, net (change in fair value of interest rate swaps of $ ̶ , $(106), $ ̶ , and $115, respectively)	351	482	705	1,223
Other expense (income), net	(27)	(49)	15	(60)
Income before income tax expense	471	8,130	1,927	11,594
Income tax expense	244	3,014	859	4,359
Net income	227	5,116	1,068	7,235
Less: net loss attributable to noncontrolling interest	490	439	668	1,039
Net income attributable to AAC Holdings, Inc. stockholders	717	5,555	1,736	8,274
BHR Series A Preferred Unit dividends	(203)	—	(203)	(147)
Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$514	$5,555	$1,533	$7,593
Basic earnings per common share	$0.03	$0.26	$0.10	$0.36
Diluted earnings per common share	$0.03	$0.26	$0.10	$0.36
Weighted-average shares outstanding:
Basic	15,462,317	21,293,512	14,942,014	21,241,839
Diluted	15,491,499	21,487,816	14,995,422	21,376,210

See accompanying notes to condensed consolidated financial statements

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interests	Equity
Balance at December 31, 2014	21,374,374	$21	$88,238	$9,215	97,474	$(2,333)	$95,141
Common stock granted and issued under stock incentive plan, net of forfeitures	399,220	—	2,751	—	2,751	—	2,751
Effect of employee stock purchase plan	—	—	122	—	122	—	122
BHR Series A Preferred Unit dividends	—	—	—	(147)	(147)	—	(147)
Redemption of Series A BHR Preferred Units	—	—	—	(534)	(534)	—	(534)
Acquisition of Clinical Services of Rhode Island, Inc.	42,460	—	1,343	—	1,343	—	1,343
Acquisition of marketing intangibles	—	—	541	—	541	—	541
Net income	—	—	—	8,274	8,274	(1,039)	7,235
Balance at June 30, 2015	21,816,054	$21	$92,995	$16,808	$109,824	$(3,372)	$106,452

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$1,068	$7,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	6,288	7,559
Depreciation and amortization	2,228	3,016
Equity compensation	1,112	2,873
Amortization of discount on notes payable	17	—
Amortization of debt issuance costs	—	85
Deferred income taxes	(39)	(806)
Changes in operating assets and liabilities:
Accounts receivable	(7,904)	(25,427)
Prepaid expenses and other assets	(1,101)	(229)
Accounts payable	958	4,865
Accrued liabilities	(2,585)	7,327
Other long term liabilities	(72)	95
Net cash (used in) provided by operating activities	(30)	6,593
Cash flows from investing activities:
Purchase of property and equipment	(8,868)	(34,087)
Issuance of notes and other receivables - related parties	(488)	—
Collection of notes and other receivables - related parties	250	—
Acquisition of subsidiaries, net of cash acquired	(3,351)	(13,740)
Escrow funds held on acquisition	—	(511)
Purchase of intangible assets	—	(540)
(Purchase) / sale of other assets, net	(158)	153
Net cash used in investing activities	(12,615)	(48,725)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	500	—
Proceeds from long-term debt	3,850	73,802
Payments on long-term debt and capital leases	(2,288)	(25,520)
Repayment of long-term debt — related party	(404)	(195)
Repayment of subordinated notes payable	—	(945)
Repurchase of common stock	(116)	—
Proceeds from sale of common stock — private placement	6,089	—
Proceeds from sale of BHR Series A Preferred Units	8,203	—
Redemption of BHR Series A Preferred Units	(1,825)	(8,529)
Dividends paid	(79)	—
Distributions to noncontrolling interest	(915)	—
Net cash provided by financing activities	13,015	38,613
Net change in cash and cash equivalents	370	(3,519)
Cash and cash equivalents, beginning of period	2,012	48,540
Cash and cash equivalents, end of period	$2,382	$45,021

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$1,068	$7,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	6,288	7,559
Depreciation and amortization	2,228	3,016
Equity compensation	1,112	2,874
Amortization of discount on notes payable	17	—
Amortization of debt issuance costs	—	85
Deferred income taxes	(39)	(807)
Changes in operating assets and liabilities:
Accounts receivable	(7,904)	(25,427)
Prepaid expenses and other assets	(1,101)	(229)
Accounts payable	958	4,865
Accrued liabilities	(2,585)	7,327
Other long term liabilities	(72)	95
Net cash (used in) provided by operating activities	(30)	6,593
Cash flows from investing activities:
Purchase of property and equipment	(8,868)	(34,087)
Issuance of notes and other receivables - related parties	(488)	—
Collection of notes and other receivables - related parties	250	—
Acquisition of subsidiaries, net of cash acquired	(3,351)	(13,740)
Escrow funds held on acquisition	—	(511)
Purchase of intangible assets	—	(540)
(Purchase) / sale of other assets, net	(158)	153
Net cash used in investing activities	(12,615)	(48,725)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	500	—
Proceeds from long-term debt	3,850	73,802
Payments on long-term debt and capital leases	(2,288)	(25,520)
Repayment of long-term debt — related party	(404)	(195)
Repayment of subordinated notes payable	—	(945)
Repurchase of common stock	(116)	—
Proceeds from sale of common stock — private placement	6,089	—
Proceeds from sale of BHR Series A Preferred Units	8,203	—
Redemption of BHR Series A Preferred Units	(1,825)	(8,529)
Dividends paid	(79)	—
Distributions to noncontrolling interest	(915)	—
Net cash provided by financing activities	13,015	38,613
Net change in cash and cash equivalents	370	(3,519)
Cash and cash equivalents, beginning of period	2,012	48,540
Cash and cash equivalents, end of period	$2,382	$45,021

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2015
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$67	$1,235
Income taxes, net of refunds	$161	$1,000

Supplemental information on non-cash investing and financing transactions:
BHR Acquisition:
Purchase Price	$11,759	$—
Assumption of debt	(1,759)	—
Buyer common stock issued	(7,000)	—
Cash paid for acquisition	$3,000	$—

CRMS Acquisition:
Purchase Price	$2,500	$—
Buyer common stock issued	(2,000)	—
Cash paid for acquisition	$500	$—

Clinical Services of Rhode Island Acquisition:
Purchase Price	$—	$2,008
Buyer common stock issued	—	(1,343)
Cash paid for acquisition	$—	$665

Acquisition of equipment through capital lease	$(285)	$—
Accrued dividends BHR Series A Preferred Units	$(203)	$—
Accrued dividends of a variable interest entity	$(61)	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014 for the purpose of acquiring all the common stock of American Addiction Centers, Inc. (“AAC”) and to engage in certain reorganization transactions as more fully described in Note 3. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  The Company also provides treatment services for clients struggling with behavioral health disorders, including disorders associated with overeating.  At June 30, 2015, the Company, through its subsidiaries, operated seven residential substance abuse treatment facilities, five standalone outpatient centers, and one facility that provides treatment services for men and women who struggle with overeating-related behavioral disorders.

2.	Basis of Presentation and Recently Issued Accounting Pronouncements

Principles of Consolidation

The Company conducts its business through limited liability companies and C-corporations, each of which is a direct or indirect wholly owned subsidiary of the Company.  The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and certain professional groups through rights granted to the Company by contract to manage and control the business of such professional groups.  All intercompany transactions and balances have been eliminated in consolidation.

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

During the six months ended June 30, 2014, the Company consolidated one real estate VIE, Behavioral Healthcare Realty, LLC (“BHR”) through April 15, 2014, at which point BHR was acquired by the Company and became a wholly owned subsidiary of the Company (see Note 3 for further discussion).  BHR leased two treatment facilities to the Company under long-term triple net leases and was renovating and constructing additional treatment facilities that it planned to lease to the Company. The Company was the primary beneficiary as a result of its guarantee of BHR’s debt prior to the acquisition. The Company also consolidated five professional groups (“Professional Groups”) that constituted VIEs as of both June 30, 2014 and 2015.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.  The accompanying consolidated balance sheets as of December 31, 2014 and June 30, 2015 include assets of $0.5 million and $2.3 million, respectively, and liabilities of $3.3 million and $0.2 million, respectively, related to the VIEs.   The accompanying consolidated income statements include net loss attributable to noncontrolling interest of $0.5 million and $0.4 million related to the VIEs for the three months ended June 30, 2014 and 2015, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2014 and 2015, respectively.

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

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, however, the FASB recently issued a proposed ASU that would defer the effective date by one year to annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and those interim periods within those fiscal years, with early adoption permitted.  The update requires debt issuance costs related to a note to be reported in the balance sheet as a direct deduction from the face amount of that note on a retrospective basis upon adoption.  The Company determined to early adopt the revised guidance and presented $1.4 million of deferred debt issuance costs associated with the Company’s 2015 Credit Facility (as later defined) net of the debt balance at June 30, 2015 (see Note 10).  The impact on prior periods was not material.

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

As a result of the foregoing transactions, the Company owned (i) over 93.6% of the outstanding common stock of AAC, (ii) 100% of the outstanding common membership interests in BHR, and (iii) 100% of the outstanding membership interests in CRMS. To help fund or facilitate these transactions, the following additional financing transactions were undertaken in 2014 prior to or in connection with the aforementioned transactions:  (i) AAC sold 741,322 shares of its common stock in a private placement to certain accredited investors from February 2014 through April 2014, with net proceeds of $6.0 million, (ii) BHR sold 8.5 Series A Preferred Units in a private placement to certain accredited investors in January and February 2014, with net proceeds of $0.4 million, (iii) BHR redeemed all of its outstanding 36.5 Series A Preferred Units from certain accredited investors in April 2014 and (iv) BHR sold 160 new Series A Preferred Units in a private placement to an accredited investor in April 2014, with net proceeds of $7.8 million.

Private Share Exchange

Certain common shares of AAC issued in 2008 under the previous board of directors exceeded the number of shares duly authorized by AAC’s Articles of Incorporation.  These common shares were previously classified as mezzanine equity in the consolidated balance sheets because they did not meet the definition of permanent equity as a result of these legal imperfections.  To cure these legal imperfections and in preparation for an initial public offering, in the first quarter of 2014, the Company initiated a voluntary private share exchange with certain of AAC’s stockholders whereby the Company offered to certain of AAC’s stockholders the opportunity to receive one share of the Company’s common stock for (i) each share of AAC’s common stock held by such stockholders and (ii) a release from claims arising from or related to the share imperfections (collectively, the “Private Share Exchange”). The Private Share Exchange was conditioned upon, among other things, holders of AAC’s common stock who participated in the Private Share Exchange validly assigning and transferring to the Company at least 90% of the outstanding shares of AAC prior to the expiration of the Private Share Exchange. At the expiration of the Private Share Exchange in April 2014, holders representing 93.6% of AAC’s common stock had exchanged their shares for shares of common stock of the Company, and AAC became a majority-owned subsidiary of the Company. The Private Share Exchange was accounted for similar to a common control transaction resulting in the assets, liabilities and equity of AAC being carried over at their historical bases. Prior to the completion of the Reorganization Transactions, Holdings had not engaged in any business or other activities except in connection with its formation.   Shares of AAC common stock that were not exchanged remained in mezzanine equity or stockholders’ equity until the completion of the short-form merger in November 2014.

Behavioral Healthcare Realty, LLC Acquisition

On April 15, 2014, BHR redeemed 36.5 of its non-controlling Series A Preferred Units for $1.8 million.  These former holders of Series A Preferred Units used the proceeds from the redemption to purchase 224,697 shares of AAC’s common stock at $8.12 per share as part of an exempt common stock offering.  As part of the aforementioned transaction, nine of the Series A Preferred Units were redeemed from directors and relatives of directors who purchased 55,406 shares of AAC’s common stock valued at approximately $450,000.

Simultaneously, BHR amended and restated its limited liability company agreement which among other things changed the rights and privileges of the Series A Preferred Units.  On April 15, 2014, BHR received $7.8 million in net proceeds from the sale of 160 units of its non-controlling Series A Preferred Units ($50,000 per unit) to BNY Alcentra Group Holdings, Inc. (“Alcentra”).  Alcentra received a 1% fee at closing and is entitled to receive a preferred return of 12% per annum on its initial investment, payable quarterly in arrears.  The Series A Preferred Units contained certain embedded issuer call and holder put provisions. BHR had the option to redeem a minimum of 40 Series A Preferred Units and up to 100% of the outstanding Series A Preferred Units for $50,000 per unit, plus (i) any accrued and unpaid preferred return and (ii) a call premium of (a) 3.0% through April 15, 2015, (b) 2.0% from April 16, 2015 through April 15, 2017 and (c) no premium any time after April 15, 2017. Alcentra had a put right that, if exercised, required BHR to redeem all of the issued and outstanding Series A Preferred Units by making a payment equal to $50,000 per unit plus the accrued but unpaid preferred return. Alcentra had the ability to exercise its put right for a period of 30 days following the 36th month or 48th month after the date of issuance and at any time following the 60th month after the date of issuance. In the event of a sale of a property owned by BHR, Alcentra was entitled to the repayment of its initial capital contribution plus (i) any accrued and unpaid preferred return and (ii) any applicable call premium.  Distributions to affiliates of BHR were limited to $3.0 million annually, so long as any of the Series A Preferred Units were outstanding.

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

Substantially concurrent with the Private Share Exchange in April 2014, the Company acquired all of the outstanding common membership interests of BHR by issuing 820,124 shares of Company common stock (at a fair value of $8.54 per share as determined by the Company), paying $3.0 million in cash and assuming a $1.7 million term loan from a financial institution to our CEO, President and CFO.  The original proceeds from this loan were used to repay a loan related to Greenhouse Real Estate, LLC and was accounted for as an additional capital contribution in BHR.  The Company refinanced the assumed term loan and was required to make monthly principal payments of $35,855 to a financial institution, plus 5.0% interest and a balloon payment of $1.4 million in April 2015.  Prior to the BHR Acquisition, BHR was controlled by the CEO, President and CFO of the Company. BHR owns the real property associated with treatment facilities, which are leased to the Company, as well as other properties that are currently in development or are being held for future development.  The BHR Acquisition was accounted for as a common control transaction as BHR was already being consolidated as a VIE in accordance with FASB ASC 810, Consolidations, and, accordingly, the Company recognized $4.9 million of the $11.8 million in fair value of consideration transferred (consisting of $3.0 million cash consideration, the $1.7 million loan assumed and the net deferred tax assets of $0.2 million).  The Company eliminated the noncontrolling interest attributable to BHR of $3.7 million with the excess of fair value over the carrying value of noncontrolling interest recorded as a reduction to additional paid-in capital of $1.2 million.

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

Qualitative factors that contributed to the recognition of goodwill include certain intangible assets that are not recognized as a separate identifiable intangible asset apart from goodwill and expected cost reduction synergies of approximately $0.8 million in annual cost savings. Intangible assets not recognized apart from goodwill consist primarily of the assembled workforce. The goodwill recognized is not deductible for income tax purposes. Acquisition related costs were $- million and $0.1 million for the three and six months ended June 30, 2014, respectively, and were expensed in other operating expenses in the condensed consolidated statement of income.

Fair Value of Shares Issued

The Company determined the fair value of shares of restricted common stock of the Company issued in connection with the BHR Acquisition and the CRMS Acquisition to be $8.54 per share. Management analyzed a valuation report prepared by an independent third party with respect to the valuation of the Company taking into account the Private Share Exchange, the BHR Acquisition and the CRMS Acquisition. In particular, the valuation report analyzed the potential impact of the then-proposed Reorganization Transactions on the valuation of the Company, such as the increase in 2013 pro forma net income as a result of BHR results of operations being included for all of 2013. The valuation report also noted that the impact of the BHR Acquisition on the enterprise value would be mixed, as the additional EBITDA generated at the Company level due to recapture rents and cash and non-cash expenses was not sufficient to overcome the negative impact on enterprise value of BHR’s debt outstanding for the entire year. With respect to CRMS, the analysis determined that the CRMS Acquisition would allow the recapture of additional EBITDA (on a pro forma basis for 2013) due to a combination of recapture revenues (commissions no longer paid) and the expected cost savings. In determining the fair value of the Company’s common stock, management also considered investor demand in the private placement of AAC common stock from February 2014 through April 2014 at $8.12 per share, the improved projected results of operations of the remainder of 2014 and the probability of an initial public offering in 2014. Based on the foregoing analysis, the Company determined the fair value of the Company’s common stock as of April 15, 2014 to be $8.54 per share.

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

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $6.5 million and $11.3 million for the three months ended June 30, 2014 and 2015, respectively, and $11.7 million and $19.3 million for the six months ended June 30, 2014 and 2015, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2015 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$717	$5,555	$1,736	$8,274
Less: Series A Preferred Unit dividends	(203)	—	(203)	(147)
Less: Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income attributable to common shares	$514	$5,555	$1,533	$7,593
Denominator
Weighted-average shares outstanding – basic	15,462,317	21,293,512	14,942,014	21,241,839
Dilutive securities	29,182	194,304	53,408	134,371
Weighted-average shares outstanding – diluted	15,491,499	21,487,816	14,995,422	21,376,210

Basic earnings per share	$0.03	$0.26	$0.10	$0.36
Diluted earnings per share	$0.03	$0.26	$0.10	$0.36

6.	Acquisitions

On February 20, 2015, the Company acquired certain assets of Recovery First, Inc. (“Recovery First”), a Florida-based provider of substance abuse treatment and rehabilitation services, for $13.1 million in cash and the assumption of certain liabilities.  The purchase price was based upon arms-length negotiations between the Company and Recovery First that resulted in a premium to the fair value of the net assets acquired (including identifiable intangible assets) and, correspondingly, the recognition of goodwill. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.

On April 17, 2015, the Company acquired certain assets of Clinical Services of Rhode Island, Inc. (CSRI), a provider of intensive outpatient substance abuse treatment services, for $0.7 million in cash and 42,460 in shares of Holdings’ common stock.  The purchase price was based upon arms-length negotiations between the Company and CSRI that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.

Each of these acquisitions was accounted for as a business combination. The Company recorded each transaction based upon the fair value of the consideration paid to Recovery First and CSRI. This consideration was preliminarily allocated to the assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values as follows (in thousands):

	Recovery First	CSRI	Total
Cash and cash equivalents	$—	$27	$27
Accounts receivable	750	—	750
Prepaid expenses and other assets	392	6	398
Property and equipment	1,415	3	1,418
Goodwill	10,288	1,972	12,260
Intangible assets	300	—	300
Total Assets acquired	13,145	2,008	15,153
Accrued liabilities	43	—	43
Total liabilities assumed	43	—	43
Net assets acquired	$13,102	$2,008	$15,110

The goodwill for each of these acquisitions and identifiable intangible assets recognized is deductible for income tax purposes. Acquisition-related costs for the acquisitions were expensed in acquisition-related expenses in the condensed consolidated statements of income.

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

The results of operations for Recovery First and CSRI from the respective acquisition dates are included in the condensed consolidated statements of income for the three and six months ended June 30, 2015, and include revenues of $1.4 million and $2.1 million, respectively.  The following presents the unaudited pro forma revenues and income before taxes of the combined entity had the acquisition of Recovery First and CSRI occurred on the first day of the period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues	$31,026	$55,108	$63,181	$97,931
Income before income taxes	$747	$8,335	$2,872	$11,799

7.	Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2014	$8,468
Additions charged to provision for doubtful accounts	7,559
Accounts written off, net of recoveries	(6,242)
Balance at June 30, 2015	$9,785

For the six months ended June 30, 2014, approximately 14.5% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 12.5% by Blue Cross Blue Shield of California; 12.3% by Aetna; and 10.4% by Blue Cross Blue Shield of Texas. No other payor accounted for more than 10% of revenue reimbursements for the six months ended June 30, 2014.

For the six months ended June 30, 2015, approximately 16.7% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 12.8% by Blue Cross Blue Shield of Texas; and 11.6% by Aetna. No other payor accounted for more than 10% of revenue reimbursements for the six months ended June 30, 2015.

8.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Computer equipment and software	$4,845	$7,370
Furniture and fixtures	4,535	5,650
Vehicles	834	912
Equipment under capital lease	1,777	1,492
Leasehold improvements	3,538	4,041
Construction in progress	19,410	41,502
Building	19,733	29,176
Land	2,538	2,658
Total property and equipment	57,210	92,801
Less accumulated depreciation and amortization	(8,014)	(10,605)
	$49,196	$82,196

Acquired Property

On February 24, 2015, the Company purchased a piece of property including buildings, structures, and 96 acres of land in Ringwood, New Jersey for $6.4 million in cash and recorded the balance in construction in progress. The Company funded the purchase price from cash on hand with the intention of converting the property into a treatment center.

On April 1, 2015, the Company acquired an 84-bed hospital in southern California for cash consideration of $13.5 million and recorded the balance in construction in progress.  The Company funded the purchase price from cash on hand with the intention of converting the property into a chemical dependency recovery hospital.

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

The Company’s goodwill balance as of December 31, 2014 and June 30, 2015 was $12.7 million and $25.0 million, respectively. A total of $10.3 million of the increase in goodwill relates to the acquisition of Recovery First, while the remaining $2.0 million increase relates to the acquisition of CSRI discussed in Note 6.

Balance at December 31, 2014	$12,702
Recovery First acquisition	10,288
CSRI acquisition	1,972
Balance at June 30, 2015	$24,962

Other identifiable intangible assets and their assigned and related accumulated amortization consisted of the following as of December 31, 2014 and June 30, 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	June 30,	December 31,	June 30,
	2014	2015	2014	2015
Trademarks	$2,682	$2,982	$626	$769
Non-compete agreements	1,257	1,257	587	712
Marketing intangibles	220	1,301	39	73
Other	51	51	23	27
	$4,210	$5,591	$1,275	$1,581

Changes to the carrying value of identifiable intangible assets during the six months ended June 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$2,935
Amortization expense	(306)
Recovery First intangibles	300
Acquisition of marketing intangibles	1,081
Balance at June 30, 2015	$4,010

On April 17, 2015, the Company acquired certain marketing assets with a value of $1.1 million for cash consideration of $0.5 million and 17,110 shares of the Company’s common stock, worth an estimated fair value of $0.5 million at the date of acquisition.  The Company utilizes an estimated useful life of 10 years for marketing intangible assets.

10.	Debt

A summary of the Company’s debt obligations, net of unamortized discounts, is as follows (in thousands):

	December 31,	June 30,
	2014	2015
Non-related party debt:
Senior secured term loan, net of issuance costs	$—	$73,700
Real estate debt	24,590	—
Asset purchases	126	25
Subordinated debt	708	—
Capital lease obligations	1,243	601
Total non-related party debt	26,667	74,326
Less current portion	(2,570)	(3,685)
Total non-related party debt, long-term	$24,097	$70,641
Related party debt:
Acquisition-related debt	$1,787	$1,542
Subordinated debt	187	—
Total related party debt	1,974	1,542
Less current portion	(1,787)	(1,542)
Total related party debt, long-term	$187	$—

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

On April 15, 2014, the Company’s prior credit facility was amended and restated and included a waiver for the noncompliance with the financial covenants and negative covenants described in the preceding paragraphs.

On April 15, 2014, the Company entered into a Second Amended and Restated Credit Facility (the “2014 Credit Facility”) with Wells Fargo Bank, National Association. The 2014 Credit Facility made available to the Company a $15.0 million revolving line of credit, subject to borrowing base limitations (the “Amended Revolving Line”), and amended and restated two existing term loans in the outstanding principal amounts of $0.6 million (“Term Loan A”) and $1.5 million (“Term Loan B”). In June 2014, the Company repaid in full the $1.5 million outstanding balance of Term Loan B.

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

On March 9, 2015, the Company entered into a five year $125.0 million senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolver and a $75.0 million term loan.  The Company used the proceeds to re-pay certain existing indebtedness and will use the remainder to fund acquisitions and de novo treatment facilities and for general corporate purposes.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased up to $200 million, subject to certain conditions, including obtaining additional commitments from lenders.  On June 16, 2015, the Company amended the 2015 Credit Facility to remove from the definition of “change of control” what is often referred to as a “dead hand proxy put” provision.

The 2015 Credit Facility requires quarterly term loan principal repayments for the outstanding term loan of $0.9 million from September 30, 2015 to December 31, 2016, $1.4 million for March 31, 2017 to December 31, 2017, $2.3 million from March 31, 2018 to December 31, 2018, and $2.8 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan due on the maturity date of March 9, 2020.  Repayment of the revolving loan is due on the maturity date of March 9, 2020.    The 2015 Credit Facility generally requires quarterly interest payments.

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the credit agreement) (based upon the LIBOR Rate (as defined in the credit agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at June 30, 2015 was 3.03%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving credit facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the

commitment fee rate at June 30, 2015 was 0.40%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

Pricing Tier	Consolidated Total Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	> 3.50:1.00	3.25%	2.25%	0.50%
2	> 3.00:1.00 but < 3.50:1.00	3.00%	2.00%	0.45%
3	> 2.50:1.00 but < 3.00:1.00	2.75%	1.75%	0.40%
4	> 2.00:1.00 but < 2.50:1.00	2.50%	1.50%	0.35%
5	< 2.00:1.00	2.25%	1.25%	0.35%

The 2015 Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (each as defined in the credit agreement). The Company may be required to pay all of its indebtedness immediately if the Company defaults on any of the financial or other restrictive covenants contained in the 2015 Credit Facility.   The financial covenants include maintenance of the following:

•	Fixed Charge Coverage Ratio may not be less than 1.50:1.00 as of the end of any fiscal quarter.
•	Consolidated Total Leverage Ratio: may not be greater than the following levels as of the end of each fiscal quarter:
Measurement Period Ending	Maximum Consolidated Total Leverage Ratio
June 30, 2015	4.50:1.00
September 30, 2015	4.50:1.00
December 31, 2015	4.50:1.00
March 31, 2016	4.50:1.00
June 30, 2016	4.25:1.00
September 30, 2016	4.25:1.00
December 31, 2016	4.25:1.00
March 31, 2017 and each fiscal quarter thereafter	4.00:1.00

•	Consolidated Senior Secured Leverage Ratio may not be greater than the following levels as of the end of each fiscal quarter:
Measurement Period Ending	Maximum Consolidated Senior Secured Leverage Ratio
June 30, 2015	4.00:1.00
September 30, 2015	4.00:1.00
December 31, 2015	4.00:1.00
March 31, 2016	4.00:1.00
June 30, 2016	3.75:1.00
September 30, 2016	3.75:1.00
December 31, 2016	3.75:1.00
March 31, 2017 and each fiscal quarter thereafter	3.50:1.00

At June 30, 2015, the Company was in compliance with all applicable covenants.

The Company incurred approximately $1.4 million in debt issuance costs related to underwriting and other professional fees, and deferred these costs over the term of the 2015 Credit Facility.  Additionally, the Company used approximately $24.9 million of the proceeds from the $75.0 million term loan to repay in full the outstanding real estate debt, certain equipment notes and certain capital leases. The Company did not incur any significant early termination fees.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. The interest rate swap agreements had initial notional amounts of $8.9 million and $13.2 million which fix interest rates over the life of the respective interest rate swap agreement at 4.21% and 4.73%, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges and therefore the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statements of income.

The fair value of the interest rate swaps at December 31, 2014 and June 30, 2015 represented a liability of $431,000 and $546,000, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheets.  Refer to Note 13 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$8,297	May 2018	$(154)
Pay-fixed interest rate swap	12,032	August 2019	(392)
Total	$20,329		$(546)

Real Estate Debt

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

Acquisition Related Debt

On August 31, 2012, the Company acquired certain assets of AJG Solutions, Inc. and its subsidiaries and the equity of B&B Holdings INTL LLC (collectively, the “TSN Acquisition”) from the two individual owners of such entities (the “TSN Sellers”). The Company financed a portion of the TSN Acquisition with the following sources of debt. The Company entered into a $6.2 million subordinated note payable with the TSN Sellers. Under the terms of the agreement, the note is separated into the following tranches: (i) $2.2 million paid in equal monthly principal installments over 36 months, bearing interest at 5% per annum, (ii) $2.5 million due on August 31, 2015 (the “Balloon Payment”), bearing interest at 3.125% per annum and (iii) a contingent balloon payment of up to $1.5 million due on August 31, 2015 (the “Contingent Payment”), bearing interest at 3.125% per annum. The Contingent Payment is contingent on the achievement of certain performance metrics over the term of the note. Due to the contingent nature of the Contingent Payment, a discount of approximately 13% was applied to the Contingent Payment to reflect the weighted-average probability the Contingent Payment would not be made. In April 2013, $0.5 million outstanding under the Balloon Payment was converted into 95,451 shares of the Company’s common stock at a conversion price of $5.24 per share. The Company estimates the fair value of the Contingent Payment each reporting period through an analysis of the TSN Sellers’ estimated achievement of the performance metrics specified in the agreement. Based upon this analysis, the Company determined a claw back of $0.5 million of the Contingent Payment existed at December 31, 2013 and, accordingly, adjusted the outstanding balance of the Balloon Payment to $3.0 million at that date. In addition to the claw back on the Contingent Payment, the Company has included a reduction of 118,576 shares of common stock in the computation of its earnings per share for the year ended December 31, 2013 to reflect the claw back of those shares based upon this analysis.  On August 15, 2014, the Company entered into two settlement agreements with one of the TSN Sellers.  Pursuant to the terms of the settlement agreements, the Company agreed to pay $7.6 million in exchange for full and final satisfaction of all obligations to the party.  As a result, the Company repaid $0.2 million of the note payable and $1.5 million of Balloon Payment.  At December 31, 2014 and June 30, 2015, the outstanding balance remaining under the seller subordinated notes payable was $1.8 million and $1.5 million, respectively.

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

Mezzanine Equity

Changes to mezzanine amounts during the six months ended June 30, 2015 were as follows (dollars in thousands):

	Noncontrolling Interest
	BHR Series A Preferred
	Units	Amount
Balance at December 31, 2014	160	$7,848
Redemption of Series A Preferred Units from Alcentra	(160)	(7,848)
Balance at June 30, 2015	—	$—

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

On January 8, 2015, the Company granted 2,544 shares of fully vested common stock to each of its five non-employee directors. The Company recognized $- million and $0.4 million of compensation expense for the three and six months ended June 30, 2015, respectively, as a result of these grants. The fair value on the award date was $29.37 per share based on the closing market value.

On May 19, 2015, the Company’s Board of Directors approved the Company’s employee stock purchase plan.  At June 30, 2015, the Company had accrued $0.1 million of compensation expense for a total related to the employee stock purchase plan.

The Company recognized $1.1 million and $1.2 million in equity-based compensation expense for the three months ended June 30, 2014 and 2015, respectively, and $1.8 million and $2.9 million for the six months ended June 30, 2014 and 2015, respectively.  As of June 30, 2015, there was $12.6 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

A summary of share activity under the Company’s 2014 Equity Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	196,882	$18.53
Granted	412,720	28.66
Vested	(117,144)	19.21
Forfeitures	(13,500)	25.85
Unvested at June 30, 2015	478,958	$26.23

12.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 reflects an effective tax rate of 51.8% and 44.6%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2015 of 37.1% and 37.6%, respectively.  The decrease in effective tax rate for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily attributable to a release of a valuation allowance on the Company’s VIEs.

13.	Related Parties

An entity beneficially owned by Mr. Cartwright, our Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations. The Company pays an hourly rate for use of the airplane.  For the three and six months ended June 30, 2015, the Company made aggregate payments for use of the airplane of approximately $0.2 million and $0.7 million, respectively.

14.	Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2014 and June 30, 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The carrying amount of the Company’s debt approximates fair value because interest rates approximate the current rates available to the Company.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2014 and June 30, 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At June 30, 2015, the fair value of the interest rate swaps represented a liability of $0.5 million.  Refer to Note 10 for further discussion of the interest rate swap agreements.

15.	Commitments and Contingencies

Horizon Blue Cross Blue Shield of New Jersey v. Avee Laboratories et al.

On September 4, 2013, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”) filed an amended complaint in the Superior Court of New Jersey against several defendants, including Leading Edge Recovery Center, LLC, one of the Company’s subsidiaries. Leading Edge Recovery Center, LLC formerly operated a drug and alcohol treatment facility in New Jersey. Horizon alleges the defendants submitted and caused others to submit unnecessary drug tests in violation of New Jersey law and is seeking recovery for monetary and treble damages. Following ongoing settlement discussions between the parties, the Company recognized a $1.5 million reserve related to this matter in the second quarter of 2015.

State of California

On July 29, 2015, the Superior Court of the State of California court unsealed a criminal indictment returned by a grand jury against our subsidiaries ABTTC, Inc. dba A Better Tomorrow Treatment Centers, Forterus, Inc. and Forterus Health Care Services, Inc., Jerrod N. Menz, our former President and former member of our Board of Directors, as well as a current facility-level employee and three former employees.  The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of our former locations. We believe the allegations are legally and factually unfounded and intend to contest them vigorously. Given the early stage of this proceeding, we cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material.

Other

The Company is aware of various other legal matters arising in the ordinary course of business. To cover these types of claims, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. After taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes the outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

16.	Subsequent Events

On July 1, 2015, the Company borrowed $15.0 million under the $50.0 million revolver of the 2015 Credit Facility.  The Company intends to use the proceeds to fund de novo development projects and acquisitions.

On July 2, 2015, the Company acquired all of the membership interests of Referral Solutions Group, LLC (“RSG”) for $32.5 million in cash and 540,193 in shares of AAC Holdings’ common stock.  RSG, through its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), is a publisher of addiction related websites.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation, and tools for digital reputation management.  Also on July 2, 2015, the Company acquired all of the membership interests of Taj Media, LLC (“Taj Media”), a digital marketing agency with experience in the substance abuse treatment industry, for aggregate consideration of approximately $2.2 million in cash and 37,253 shares of AAC Holdings common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this quarterly report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point of care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo expansions; (v) uncertainties regarding the timing of the closing of pending acquisitions and the integration thereof; (vi) our failure to achieve anticipated financial results from contemplated acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the acquisitions; (viii) a disruption in our ability to perform diagnostic drug testing services; (ix) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (x) a disruption in our business related to the recent indictment of certain of our subsidiaries and current and former employees; and (xi)general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We believe we are a leading provider of inpatient substance abuse treatment services for individuals with drug and alcohol addiction.  As of June 30, 2015, we operated seven residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 567 beds, which includes 389 licensed detoxification beds. We also operate five standalone outpatient centers and an overeating behavioral disorder treatment center, FitRx. As of June 30, 2015, we have three residential facilities under development including a 24-acre, 164-bed campus in Riverview, Florida; an 84-bed chemical dependency recovery hospital (“CDRH”) near Aliso Viejo, California; and a 96-acre, 150-bed treatment facility in Ringwood, New Jersey.  In addition, we are in the process of expanding our Recovery First facility in the Fort Lauderdale area to accommodate 22 additional detoxification beds.  The majority of our approximately 1,200 employees, as of June 30, 2015 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

We believe we are also one of the largest internet marketers in the addiction treatment industry with respect to website visits and leads generated. Following our recent acquisition of Referral Solutions Group, LLC (“RSG”) on July 2, 2015, combined with our previously existing internet assets, we now operate a broad portfolio of internet assets that services millions of website visits each month. RSG, through its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), a leading publisher of “authority” websites such as Rehabs.com and Recovery.org, serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

Facilities

The following table presents information, as of June 30, 2015, about our network of substance abuse treatment facilities, including current facilities, facilities under development and properties under contract:

						Real Property
		Out-of-Network/	Capacity	First Clients	Treatment	Leased /
Facility Name(1)	Location	In-Network	(beds)	Served	Certifications(2)	Owned
California
Forterus	Temecula	Out-of-Network	107(3)	2004	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	Out-of-Network	36	2010	DTX, RTC, PHP, IOP	Leased
TBD	Aliso Viejo	Out-of-Network	84(4)	Under Development(4)	DTX, RTC, PHP, IOP(4)	Owned

Florida
Singer Island	West Palm Beach	Out-of-Network	65	2012	PHP, IOP	Leased
The Academy	West Palm Beach	Out-of-Network	18	2012	PHP, IOP	Leased
Recovery First	Fort Lauderdale	In-Network	63(5)	2015	DTX, RTC, PHP, IOP	Owned / Leased
River Oaks	Riverview (Tampa area)	Out-of-Network	164(6)	Under Development(6)	DTX, RTC, PHP, IOP(6)	Owned
Mississippi
The Oxford Centre	Etta	Out-of-Network	76(7)	Under Contract(7)	DTX, RTC, PHP, IOP(7)	n/a
Oxford Outpatient	Oxford, Tupelo, and Olive Branch	Out-of-Network	n/a(7)	Under Contract(7)	IOP(7)	n/a
Nevada
Desert Hope	Las Vegas	Out-of-Network	148	2013	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	Out-of-Network	n/a	2015	IOP	Owned
New Jersey
Sunrise House	Lafayette (New York City area)	In-Network	110(8)	Under Contract(8)	DTX, RTC, PHP, IOP(8)	n/a
TBD	Ringwood (New York City area)	Out-of-Network	150(9)	Under Development(9)	DTX, RTC, PHP, IOP(9)	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	In-Network	n/a(10)	2015(10)	IOP(10)	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	Out-of-Network	130	2012	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	Out-of-Network	n/a	2015	IOP	Owned

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
(4)

On April 1, 2015, we acquired an 84-bed hospital in Aliso Viejo, California.  We began renovation and rehabilitation of the facility in the second quarter of 2015 and currently have a targeted completion date for the first half of 2016.  We expect to apply for a license to operate this facility as a CDRH. Treatment certifications reflect our expectations.

(5)

On February 20, 2015, we acquired Recovery First, Inc. (“Recovery First”), a Florida-based provider of substance abuse treatment and rehabilitation services. Recovery First operates a 63-bed in-network, inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area which includes 20 licensed detoxification beds. As of June 30, 2015, we are developing an additional 22 detoxification beds at this facility.

(6)	Reflects our current expectations with respect to this facility, which we currently anticipate opening in the fourth quarter of 2015.
(7)

On May 12, 2015, we entered into a definitive agreement to acquire the assets of The Oxford Centre, Inc. (“The Oxford Centre”), a Mississippi-based provider of substance abuse treatment and rehabilitation services, including a 76-bed inpatient substance abuse treatment facility in Etta, Mississippi and three outpatient facilities. We currently anticipate closing the acquisition, which is subject to certain customary closing conditions, including obtaining the receipt of governmental approvals and licenses necessary to operate the business, in the third quarter of 2015. Treatment certifications reflect our expectations.

(8)

On March 27, 2015, we entered into a definitive agreement to acquire the assets of Sunrise House Foundation, Inc. (“Sunrise House”), a New Jersey nonprofit corporation, with an existing 110-bed, 87,000 square-foot in-network substance abuse treatment center in Lafayette, New Jersey, which we currently anticipate closing during the third quarter of 2015.  In addition to the main campus, the Sunrise House operations include 30 halfway house beds and two outpatient treatment programs. Treatment certifications reflect our expectations.

(9)

We acquired this property on February 24, 2015 and began renovations and construction in the second quarter of 2015. We are targeting opening this facility late in the second half of 2016 with approximately 150 beds. Treatment certifications reflect our expectations.

(10)

On April 17, 2015, we acquired Clinical Services of Rhode Island, Inc. (“CSRI”), a provider of intensive outpatient substance abuse treatment services in the following three locations: Greenville, Portsmouth and South Kingstown, Rhode Island.

Recent Developments

Existing Facilities and Ancillary Services

On January 1, 2015, we increased capacity at our Forterus facility in Temecula, California with the addition of 31 beds, including 24 detoxification beds.

On January 6, 2015, we entered into an office space lease (the “Lease Agreement”) for our new corporate headquarters and call center pursuant to which AAC agreed to lease approximately 102,000 square feet of office space located in Brentwood, Tennessee. We currently anticipate relocating to the new headquarters in the fourth quarter of 2015.

On January 8, 2015, our 20,000 square foot substance abuse outpatient center in Las Vegas, Nevada, received licensure for intensive outpatient treatment services and immediately began treating patients at the facility.

On February 18, 2015, our 20,000 square foot substance abuse outpatient center in Arlington, Texas, received licensure for intensive outpatient treatment services and began treating patients at the facility in April 2015.

In April 2015, we began performing definitive and confirmatory lab testing for AAC facilities in Rhode Island and California.

New Property Developments and Acquisitions

On February 20, 2015, we acquired the assets of Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services, including a 63-bed inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area, for cash consideration of $13.1 million (the “Recovery First Acquisition”).

On February 24, 2015, we acquired a property in Ringwood, New Jersey for aggregate cash consideration of $6.4 million, which we expect to develop into an inpatient facility with approximately 150 beds (the “Ringwood Property Acquisition”).  We expect to invest approximately $[16.0] million for renovations and construction.

On March 27, 2015, we entered into a definitive agreement to acquire the assets of Sunrise House, a New Jersey-based provider of substance abuse treatment and rehabilitation services, including a 110-bed inpatient substance abuse treatment facility in Lafayette, New Jersey, for cash consideration of $6.6 million and the assumption of $0.5 million of certain liabilities (the “Sunrise House Acquisition”). We currently anticipate closing the Sunrise House Acquisition, which is subject to certain customary closing conditions such as the assignment of certain contracts and the receipt of certain licenses necessary to operate the business, during the third quarter of 2015.

On April 1, 2015, we acquired an 84-bed hospital in southern California for an aggregate purchase price of $13.5 million in cash (the “Aliso Viejo Acquisition”). We began renovation and rehabilitation of the facility in the second quarter of 2015 and expect to apply for a license to operate it as a CDRH. We expect to invest approximately $5.0 million for renovations and construction and have targeted a completion date for the first half of 2016.

On April 17, 2015, we completed the acquisition of CSRI, a provider of intensive outpatient substance abuse treatment services in Greenville, Portsmouth and South Kingstown, Rhode Island, for $665,000 in cash and approximately 42,460 shares of our common stock (the “CSRI Acquisition”).

On April 17, 2015, we acquired certain marketing assets with a value of $1.1 million for cash consideration of $0.5 million and 17,110 shares of the Company’s common stock.

On May 12, 2015, we entered into a definitive agreement to acquire the assets of The Oxford Centre, a Mississippi-based provider of substance abuse treatment and rehabilitation services, including a 76-bed inpatient substance abuse treatment facility in Etta, Mississippi and three outpatient facilities in Oxford, Tupelo and Olive Branch, Mississippi, for an aggregate of $35.0 million in cash and the assumption of certain liabilities (the “Oxford Centre Acquisition”). We currently anticipate closing the Oxford Centre Acquisition, which is subject to certain customary closing conditions, including obtaining the receipt of governmental approvals and licenses necessary to operate the business, in the third quarter of 2015.

On July 2, 2015, we acquired RSG, a leading publisher in the substance abuse treatment industry with a comprehensive portfolio of websites and marketing assets, for aggregate consideration of approximately $32.5 million in cash and 540,193 shares of our common stock (the “RSG Acquisition”). On July 2, 2015, we also acquired Taj Media, a premier digital marketing agency with significant experience in the substance abuse treatment industry, for aggregate consideration of approximately $2.2 million in cash and 37,253 shares of our common stock (the “Taj Media Acquisition”).

Financing

On March 9, 2015, we entered into a five-year, $125.0 million senior secured credit facility with Bank of America, N.A., as administrative agent for the lenders party thereto (the “2015 Credit Facility”), which consists of a $50.0 million revolver and a $75.0 million term loan.  We used a portion of the proceeds from the $75.0 million term loan to repay $24.9 million of prior indebtedness.   On July 1, 2015 we borrowed an additional $15.0 million under the revolver, and we intend to use the proceeds to fund de novo development projects and acquisitions. For additional discussion related to the 2015 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

Components of Results of Operations

Revenues.  Our revenues primarily consist of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the three and six months ended June 30, 2015 and June 30, 2014, approximately 90% of our revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and six months ended June 30, 2015 and 2014, no single payor accounted for more than 15.9% and 16.7%, and 17.4% and 14.5% of our revenue reimbursements, respectively.

The following table summarizes our revenues as a percentage of commercial payor revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, and point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Detoxification and residential treatment services	29%	26%	27%	26%
Partial hospitalization and intensive outpatient treatment services	42%	34%	42%	36%
Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services[1]	29%	40%	31%	38%

1 Professional groups and other ancillary services represent less than 10% of the total percentage of commercial payor revenues for point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services.

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

Operating Expenses.  Our operating expenses are primarily impacted by nine categories of expenses: salaries, wages and benefits; advertising and marketing; professional fees; client related services; other operating expenses; rentals and leases; provision for doubtful accounts; depreciation and amortization; and acquisition-related expenses.

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

•

Advertising and marketing.  We promote our treatment facilities through a variety of channels including television advertising, internet search engines and Yellow Page advertising, among others. While we do not compensate our referral sources for client referrals, we do have arrangements with multiple marketing channels that we pay on a performance basis (i.e., pay per click or pay per inbound call). We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the number of admissions in our facilities.

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

•

Other operating expenses.  Other operating expenses consists primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses, and is significantly influenced by the total number of our facilities and our average daily census.

•

Rentals and leases.  Rentals and leases mainly consist of properties and various equipment under operating leases, which includes space required to perform client services and space for administrative facilities.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. During the second quarter of 2014, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for all client accounts covered by insurance. Based on the results of this analysis, including improvements noted in the credit quality of receivables aged 120-180 days, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. As a result, management revised the estimates used to establish the provision for doubtful accounts, effective as of the second quarter of 2014. This change in estimate reduced the reserve percentages applied to various aging classes of accounts receivable aged less than 360 days to more closely reflect actual collection and write-off history that we have experienced and expect to experience in the future.

•

Depreciation and amortization.  Depreciation and amortization represents the ratable use of our capitalized property and equipment, including assets under capital leases, over the estimated useful lives of the assets, and amortizable intangible assets, which mainly consist of trademark and marketing related intangibles and non-compete agreements.

•	Acquisition-related expenses. Acquisition-related expenses consist primarily of professional fees and travel costs associated with our acquisition activities.

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Form 10-K filed with the SEC on March 11, 2015 and elsewhere in this Form 10-Q and those described below:

•

Average Daily Residential Census.  We refer to the average number of clients to whom we are providing services at our residential facilities on a daily basis over a specific period as our “average daily residential census.” Our revenues are directly impacted by our average daily census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period, average length of stay, and the ratio of clinical staff to clients.

•

Average Daily Residential Revenue and Average Net Daily Residential Revenue.  Our average daily residential revenue is a per census metric equal to our total residential revenues for a period divided by our average daily residential census for the same period divided by the number of days in the period. Our average net daily residential revenue is a per census metric equal to our total residential revenues less provision for doubtful accounts for a period divided by our average daily residential census for the same period divided by the number of days in the period. The key drivers of average daily residential revenue and average net daily residential revenue include the mix of services and level of care that we provide to our clients during the period and payor mix. We provide a broad continuum of services including detoxification, residential treatment, partial hospitalization and intensive outpatient care, with detoxification resulting in the highest daily charges and intensive outpatient care resulting in the lowest daily charges. We also generate revenues from point-of care drug testing, definitive laboratory services, professional groups and other ancillary services associated with serving our clients. We tend to experience higher margins from our point-of-care drug testing, which is conducted on-site at our treatment facilities, and our definitive laboratory services, which are conducted at our centralized laboratory facility in Brentwood, Tennessee, than we do from other services.

•

Outpatient Visits.  Our outpatient visits represents the total number of outpatient visits at our standalone outpatient centers during the period.  Our revenues are directly impacted by our outpatient visits, which fluctuates based on our sales and marketing efforts, utilization review and the average length of stay.

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

The following table presents, for the six months ended June 30, 2015, the average length of stay and average billed days with respect to detoxification and residential treatment services and partial hospitalization and intensive outpatient services of our commercial payor clients:

	Average
	Length of	Average
	Stay	Billed Days
Detoxification and residential treatment services	12	11
Partial hospitalization and intensive outpatient services	26	17

The average length of stay and average billed days with respect to our private pay clients, which is not separately allocated to any category of service is approximately 34 days.

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

Results of Operations

Comparison of Three Months ended June 30, 2014 to Three Months ended June 30, 2015

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues	$29,120	100.0	$53,784	100.0	$24,664	84.7
Operating expenses
Salaries, wages and benefits	12,580	43.2	19,733	36.7	7,153	56.9
Advertising and marketing	3,789	13.0	5,119	9.5	1,330	35.1
Professional fees	2,398	8.2	1,861	3.5	(537)	(22.4)
Client related services	2,754	9.5	3,478	6.5	724	26.3
Other operating expenses	2,828	9.7	5,536	10.3	2,708	95.8
Rentals and leases	470	1.6	1,159	2.2	689	146.6
Provision for doubtful accounts	2,115	7.3	4,177	7.8	2,062	97.5
Litigation settlement	240	0.8	1,500	2.8	1,260	525
Depreciation and amortization	1,151	4.0	1,676	3.1	525	45.6
Acquisition-related expenses	—	—	982	1.8	982	—
Total operating expenses	28,325	97.3	45,221	84.1	16,896	59.7
Income from operations	795	2.7	8,563	15.9	7,768	977.1
Interest expense, net (change in fair value of interest rate swaps of $ --, $(106), respectively)	351	1.2	482	0.9	131	37.3
Other (income) expense, net	(27)	(0.1)	(49)	(0.1)	(22)	81.5
Income before income tax expense	471	1.6	8,130	15.1	7,659	1,626.1
Income tax expense	244	0.8	3,014	5.6	2,770	1,135.2
Net income	227	0.8	5,116	9.5	4,889	2,153.7
Less: net loss attributable to noncontrolling interest	490	1.7	439	0.8	(51)	(10.4)
Net income attributable to AAC Holdings, Inc. stockholders	717	2.5	5,555	10.3	4,838	674.8
BHR Series A Preferred Unit dividends	(203)	(0.7)	—	—	203	(100.0)
Net income available to AAC Holdings, Inc. common stockholders	$514	1.8	$5,555	10.3	$5,041	980.7

Revenues

Revenues increased $24.7 million, or 84.7%, to $53.8 million for the three months ended June 30, 2015 from $29.1 million for the three months ended June 30, 2014.  Revenues were positively impacted by an increase in residential average daily census, outpatient visits at our five standalone outpatient centers, primarily at our Desert Hope outpatient center, and an increase in high complexity lab testing.

Our residential average daily census increased 42% to 539 clients for the three months ended June 30, 2015 from 379 clients for the three months ended June 30, 2014.  The increase in the residential average daily census was primarily driven by the 60 bed expansion of Greenhouse in July 2014, the six bed expansion at the Academy in September 2014, the 31 bed expansion at Forterus in January 2015 and the acquisition of Recovery First, which added 56 beds, in February 2015.

With the opening of the Desert Hope Outpatient Center in January 2015, the opening of the Greenhouse Outpatient Center in April 2015, and the acquisition of CSRI in April 2015 (which added three standalone outpatient centers), we now operate five standalone outpatient centers.  We had 2,634 outpatient visits at our five standalone outpatient centers for the three months ended June 30, 2015.

Also significantly contributing to the increase in revenues for the three months ended June 30, 2015 was the addition of high complexity lab testing revenues from our facilities in Florida and California as a result of beginning to provide such services in December 2014 and April 2015, respectively.  As of June 30, 2015, our facilities in Florida and California represented approximately 50% of our total residential beds.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $7.1 million, or 56.9%, to $19.7 million for the three months ended June 30, 2015 from $12.6 million for the three months ended June 30, 2014. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.   Our number of employees increased by approximately 400 employees or 50%  to approximately 1,200 employees at June 30, 2015 from approximately 800 employees at June 30, 2014.  As a percentage of revenues, salaries, wages and benefits were 36.7% of revenues for the three months ended June 30, 2015 compared to 43.2% of revenues for the three months ended June 30, 2014.   The decrease in salaries, wages and benefits as a percentage of revenues was primarily related to an increase in our average daily census combined with the increase in revenues related to high complexity laboratory testing for the second quarter of 2015 as a result of the addition of high complexity lab testing for our facilities in Florida and California.   On average, total operating expenses for our high complexity laboratory testing as a percentage of revenues are lower than that of our residential treatments services provided at our facilities.

Advertising and Marketing

Advertising and marketing expenses increased $1.3 million, or 35.1%, to $5.1 million for the three months ended June 30, 2015 from $3.8 million for the three months ended June 30, 2014. The increase in advertising and marketing expense was primarily driven by the continued expansion of our national advertising and marketing programs.  As a percentage of revenues, advertising and marketing expenses were 9.5% of revenues for the three months ended June 30, 2015 compared to 13.0% of revenues for the three months ended June 30, 2014. The decrease in advertising and marketing expenses as a percentage of revenues was primarily related to an increase in our average daily census combined with the increase in revenues related to high complexity laboratory testing as a result of the addition of high complexity lab testing for our facilities in Florida and California which revenues do not require incremental advertising and marketing expense.

Professional Fees

Professional fees decreased $0.5 million, or 22.4%, to $1.9 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014.  As a percentage of revenues, professional fees were 3.5% of revenues for the three months ended June 30, 2015 compared to 8.2% of revenues for the three months ended June 30, 2014.  The decrease in professional fees, in total and as a percentage of revenues was primarily related to an increase in our average daily census combined with the increase in revenues related to high complexity laboratory testing as a result of the addition of high complexity lab testing for our facilities in Florida and California.   On average, operating expenses for our high complexity laboratory testing as a percentage of revenues are lower than that of our residential treatments services provided at our facilities.

Client Related Services

Client related services expenses increased $0.7 million, or 26.3%, to $3.5 million for the three months ended June 30, 2015 from $2.8 million for the three months ended June 30, 2014. The increase in expense was primarily related to the growth in the average daily census to 539 for the three months ended June 30, 2015 from 379 for the three months ended June 30, 2014.  As a percentage of revenues, client related services expenses were 6.5% of revenues for the three months ended June 30, 2015 compared to 9.5% of revenues for the three months ended June 30, 2014.   The decrease in client related services as a percentage of revenues was primarily related to an increase in revenues related to high complexity laboratory testing as a result of the addition of high complexity lab testing for our facilities in Florida and California, which do not require client related services.

Other Operating Expenses

Other operating expenses increased $2.7 million, or 95.8%, to $5.5 million for the three months ended June 30, 2015 from $2.8 million for the three months ended June 30, 2014. The increase was primarily the result of additional operating expenses associated with the 60 bed expansion of Greenhouse in July 2014, the 31 bed expansion at Forterus in January 2015, the opening of the Desert Hope Outpatient Center in January 2015, the acquisition of Recovery First in February 2015, and the opening of the Greenhouse Outpatient Center in April 2015.   As a percentage of revenues, other operating expenses increased to 10.3% of revenues for the three months ended June 30, 2015 compared to 9.7% of revenues for the three months ended June 30, 2014.

Rentals and Leases

Rentals and leases increased $0.7 million to $1.2 million for the three months ended June 30, 2015 from $0.5 million for the three months ended June 30, 2014. The increase was primarily the result of increased rent as a result of the bed expansion at Forterus in January 2015 and the acquisition of Recovery First in February 2015.  Also contributing to the increase was rent expense associated with our new corporate headquarters and call center beginning in June 2015.   We currently anticipate relocating to the new headquarters and call center in the fourth quarter of 2015.  As a percentage of revenues, rentals and leases increased to 2.2% of revenues for the three months ended June 30, 2015, compared to 1.6% of revenues for the three months ended June 30, 2014.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $2.1 million, or 97.5%, to $4.2 million for the three months ended June 30, 2015 from $2.1 million for the three months ended June 30, 2014. As a percentage of revenues, the provision for doubtful accounts was 7.8% of revenues for the three months ended June 30, 2015 compared to 7.3% of revenues for the three months ended June 30, 2014.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

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

We have experienced favorable collections of accounts receivable subsequent to June 30, 2014 as evidenced by a decrease in accounts receivable aged greater than 180 days as a percentage of total accounts receivable to 23.3% at June 30, 2015 from 41.2% at June 30, 2014.

The following table presents a summary of our aging of accounts receivable as of June 30, 2015 and 2014:

	Current	31-180 Days	Over 180 Days	Total
June 30, 2015	29.9%	46.8%	23.3%	100.0%
June 30, 2014	23.4%	35.4%	41.2%	100.0%

Our days sales outstanding as of June 30, 2015 and 2014 was 80 and 83, respectively.

Litigation Settlement

Litigation settlement expense increased $1.3 million to $1.5 million for the three months ended June 30, 2015 from $0.2 million for the three months ended June 30, 2014.  In the second quarter of 2015, we recognized $1.5 million of litigation expense related to reserves established for the Horizon matter.  For further discussion of this matter, see Note 15 to the Company’s Condensed Consolidated Financial Statements included in this quarterly report for further discussion.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 45.6%, to $1.7 million for the three months ended June 30, 2015 from $1.2 million for the three months ended June 30, 2014. As a percentage of revenues, depreciation and amortization expense was 3.1% of revenues for the three months ended June 30, 2015 compared to 4.0% of revenues for the three months ended June 30, 2014.

Acquisition-related Expense

Acquisition-related expense was $1.0 million for the three months ended June 30, 2015.   As a percentage of revenues, acquisition-related expense was 1.8% of revenues for the three months ended June 30, 2015.  The acquisition-related expense for the three months ended June 30, 2015 was primarily related to professional fees and travel costs associated with our acquisition activity.   For the three months ended June 30, 2014, we did not recognize any acquisition-related expense.

Interest Expense

Interest expense increased by approximately $0.1 million, or 37.3%, to $0.5 million for the three months ended June 30, 2015 from $0.4 million for the three months ended June 30, 2014.   The increase in interest expense was primarily due to an increase in outstanding debt as partially offset by a reduction in interest rates.   The net impact of the increase in outstanding debt and the decrease in interest rates during the first quarter of 2015 was approximately $0.2 million.  Outstanding debt at June 30, 2015 was approximately $75.9 million compared to $46.8 million at June 30, 2014.   The interest rate on the $75.0 million term loan under the 2015 Credit Facility was 3.03% at June 30, 2015.  This net increase in interest expense was partially offset by a reduction in the fair value of the interest rate swaps of approximately $0.1 million during the second quarter of 2015.  In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements had a combined initial notional amount of $22.1 million which fixed the interest rates over the life of interest rate swap agreements.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.

As a percentage of revenues, interest expense was 0.9% of revenues for the three months ended June 30, 2015 compared to 1.2% of revenues for the three months ended June 30, 2014.

Income Tax Expense

For the three months ended June 30, 2015, income tax expense was $3.0 million, reflecting an effective tax rate of 37.1%, compared to income tax expense of $0.2 million, reflecting an effective tax rate of 51.8% for the three months ended June 30, 2014.  The decrease in income tax expense and the effective tax rate is primarily related to a \release in valuation allowances related to the professional groups in the fourth quarter of 2014.

Net Loss Attributable to Noncontrolling Interest

For the three months ended June 30, 2015, net loss attributable to noncontrolling interest was $0.4 million compared to $0.5 million for the three months ended June 30, 2014, representing a decrease in loss of $0.1 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.   During the three months ended June 30, 2014, we consolidated one real estate VIE, BHR, through April 15, 2014 at which point it became a wholly owned subsidiary, and five professional group VIEs.   During the three months ended June 30, 2015, noncontrolling interest was only comprised of the five professional group VIEs, which resulted in the increase in the loss attributable to noncontrolling interest for the three months ended June 30, 2015 as compared to the same period in 2014.

Comparison of Six Months ended June 30, 2014 to Six Months ended June 30, 2015

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2014 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues	$59,203	100.0	$96,607	100.0	$37,404	63.2
Operating expenses
Salaries, wages and benefits	24,124	40.7	38,107	39.4	13,983	58.0
Advertising and marketing	7,079	12.0	9,737	10.1	2,658	37.5
Professional fees	4,895	8.3	3,330	3.4	(1,565)	(32.0)
Client related services	5,211	8.8	6,393	6.6	1,182	22.7
Other operating expenses	5,551	9.4	10,349	10.7	4,798	86.4
Rentals and leases	940	1.6	1,859	1.9	919	97.8
Provision for doubtful accounts	6,288	10.6	7,559	7.8	1,271	20.2
Litigation settlement	240	0.4	1,520	1.6	1,280	533.3
Depreciation and amortization	2,228	3.8	3,016	3.1	788	35.4
Acquisition-related expenses	—	—	1,980	2.0	1,980	—
Total operating expenses	56,556	95.5	83,850	86.8	27,294	48.3
Income from operations	2,647	4.5	12,757	13.2	10,110	381.9
Interest expense, net (change in fair value of interest rate swaps of $ ̶ , $115, respectively)	705	1.2	1,223	1.3	518	73.5
Other (income) expense, net	15	—	(60)	(0.1)	(75)	(500.0)
Income before income tax expense	1,927	3.3	11,594	12.0	9,667	501.7
Income tax expense	859	1.5	4,359	4.5	3,500	407.5
Net income	1,068	1.8	7,235	7.5	6,167	577.4
Less: net loss attributable to noncontrolling interest	668	1.1	1,039	1.1	371	55.5
Net income attributable to AAC Holdings, Inc. stockholders	1,736	2.9	8,274	8.6	6,538	376.6
BHR Series A Preferred Unit dividends	(203)	(0.3)	(147)	(0.2)	56	(27.6)
Redemption of BHR Series A Preferred Units	—	—	(534)	(0.6)	(534)	(100.0)
Net income available to AAC Holdings, Inc. common stockholders	$1,533	2.6	$7,593	7.9	$6,060	395.3

Revenues

Revenues increased $37.4 million, or 63.2%, to $96.6 million for the six months ended June 30, 2015 from $59.2 million for the six months ended June 30, 2014.  Revenues were positively impacted by an increase in residential average daily census, outpatient visits at our five standalone outpatient centers, primarily at our Desert Hope outpatient center, and an increase in high complexity lab testing.

Our residential average daily census increased by 34.9% to 510 clients for the six months ended June 30, 2015 from 375 clients for the six months ended June 30, 2014.  The increase in average daily census was driven by the 60 bed expansion of Greenhouse in July 2014, the six bed expansion at the Academy in September 2014, the 31 bed expansion at Forterus in January 2015 and the acquisition of Recovery First, which added 56 beds, in February 2015.

With the opening of the Desert Hope Outpatient Center in January 2015, the opening of the Greenhouse Outpatient Center in April 2015, and the acquisition of CSRI in April 2015 (which added three standalone outpatient centers), we now operate five standalone outpatient centers.  We had 4,222 outpatient visits at our five standalone outpatient centers for the six months ended June 30, 2015.

Also significantly contributing to the increase in revenues for the six months ended June 30, 2015 was the addition of high complexity lab testing for our facilities in Florida and California as a result of beginning to provide such services in December 2014 and April 2015, respectively.  As of June 30, 2015, our facilities in Florida and California represented approximately 50% of our total residential beds.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $14.0 million, or 58.0%, to $38.1 million for the six months ended June 30, 2015 from $24.1 million for the six months ended June 30, 2014.  The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.   As a result of the growth in our residential and standalone outpatient centers, our number of employees increased by approximately 400 employees or 50%  to approximately 1,200 employees at June 30, 2015 from approximately 800 employees at June 30, 2014.  Also contributing to the increase was an increase in equity compensation of $1.0 million to $2.9 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014.  As a percentage of revenues, salaries, wages and benefits were 39.4% of revenues for the six months ended June 30, 2015 compared to 40.7% of revenues for the three months ended June 30, 2014.  The decrease in salaries, wages and benefits as a percentage of revenues was primarily related to an increase in our average daily residential census combined with the increase in revenues related to high complexity laboratory testing as a result of the addition of high complexity lab testing for our facilities in Florida and California.   On average, total operating expenses for our high complexity laboratory testing as a percentage of revenues are lower than that of our residential treatments services provided at our facilities.

Advertising and Marketing

Advertising and marketing expenses increased $2.6 million, or 37.5%, to $9.7 million for the six months ended June 30, 2015 from $7.1 million for the six months ended June 30, 2014.  The increase in expenses was primarily driven by the continued expansion of our national advertising and marketing programs. As a percentage of revenues, advertising and marketing expenses were 10.1% of revenues for the six months ended June 30, 2015 compared to 12.0% of revenues for the six months ended June 30, 2014.   The decrease in advertising and marketing expenses as a percentage of revenues was primarily related to an increase in our average daily census combined with the increased percentage of revenues related to high complexity laboratory testing as a result of the addition of high complexity lab testing for our facilities in Florida and California, which do not require incremental advertising and marketing expense.

Professional Fees

Professional fees decreased $1.6 million, or 32.0%, to $3.3 million for the six months ended June 30, 2015 from $4.9 million for the six months ended June 30, 2014. As a percentage of revenues, professional fees were 3.4% of revenues for the six months ended June 30, 2015 compared to 8.3% of revenues for the six months ended June 30, 2014.  The decrease in professional fees was primarily related to the elimination of customer and billing collection fees as a result of the CRMS Acquisition in April 2014.

Client Related Services

Client related service expenses increased $1.2 million, or 22.7%, to $6.4 million for the six months ended June 30, 2015 from $5.2 million for the six months ended June 30, 2014. The increase in expense was primarily related to increases in clinician fees paid due to the increase in average daily census to 506 for the six months ended June 30, 2015 from 375 for the six months ended June 30, 2014.   As a percentage of revenues, client related services expenses were 6.6% of revenues for the six months ended June 30, 2015 compared to 8.8% of revenues for the six months ended June 30, 2014.  The decrease in client related services as a percentage of revenues was primarily related to an increased percentage of revenues related to high complexity laboratory testing as a result of the addition of high complexity lab testing for our facilities in Florida and California, which do not require client related services.

Other Operating Expenses

Other operating expenses increased $4.7 million, or 86.4%, to $10.3 million for the six months ended June 30, 2015 from $5.6 million for the six months ended June 30, 2014.  The increase was primarily the result of additional operating expenses associated with the 60-bed expansion of Greenhouse in July 2014, the 31 bed expansion at Forterus in January 2015, the opening of the Desert Hope Outpatient Center in January 2015, the acquisition of Recovery First in February 2015, and the opening of the Greenhouse Outpatient Center in April 2015.  As a percentage of revenues, other operating expenses were 10.7% of revenues for the six months ended June 30, 2015 compared to 9.4% of revenues for the six months ended June 30, 2014.

Rentals and Leases

Rentals and leases increased $1.0 million, or 97.8%, to $1.9 million for the six months ended June 30, 2015 from $0.9 million for the six months ended June 30, 2014.  The increase was primarily the result of increased rent as a result of the bed expansion at Forterus in January 2015 and the acquisition of Recovery First in February 2015.  Also contributing to the increase was rent expense associated with our new corporate headquarters and call center beginning in June 2015.   We currently anticipate relocating to the new headquarters and call center in the fourth quarter of 2015.  As a percentage of revenues, rentals and leases were 1.9% of revenues for the six months ended June 30, 2015 compared to 1.6% of revenues for the six months ended June 30, 2014.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $1.3 million, or 20.2% to $7.6 million for the six months ended June 30, 2015 from $6.3 million for the six months ended June 30, 2014. As a percentage of revenues, the provision for doubtful accounts was 7.8% of revenues for the six months ended June 30, 2015 compared to 10.6% of revenues for the six months ended June 30, 2014.

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

Litigation Settlement

Litigation settlement expense increased $1.3 million to $1.5 million for the six months ended June 30, 2015 from $0.2 million for the six months ended June 30, 2014. In the second quarter of 2015, we recognized $1.5 million of litigation expense related to reserves established for the Horizon matter.  For further discussion of this matter, see Note 15 to the Company’s Condensed Consolidated Financial Statements included in this quarterly report.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 35.4%, to $3.0 million for the six months ended June 30, 2015 from $2.2 million for the six months ended June 30, 2014.  The increase in depreciation and amortization expense was primarily attributable to additions of property and equipment and intangible assets, including as a result of recent acquisitions.  As a percentage of revenues, depreciation and amortization expense was 3.1% of revenues for the six months ended June 30, 2015 compared to 3.8% of revenues for the six months ended June 30, 2014.

Acquisition-related Expense

Acquisition-related expense was $2.0 million for the six months ended June 30, 2015.   As a percentage of revenues, acquisition-related expense was 2.0% of revenues for the six months ended June 30, 2015.  The acquisition-related expense for the six months ended June 30, 2015 was primarily related to professional fees and travel costs associated with our acquisition activity.   For the six months ended June 30, 2014, we did not recognize any acquisition-related expense.

Interest Expense

Interest expense was $1.2 million for the six months ended June 30, 2015 compared to $0.7 million for the six months ended June 30, 2014.  As a percentage of revenues, interest expense was 1.3% of revenues for the six months ended June 30, 2015 compared to 1.2% of revenues for the six months ended June 30, 2014. The increase in interest expense is primarily due to an increase in outstanding debt, as well as the impact of fair value adjustments on the Company’s interest rate swaps of approximately $0.1 million for the six months ended June 30, 2015.   The Company entered into two interest rate swap agreements in July 2014 to mitigate its exposure to interest rate risks. The interest rate swap agreements had a combined initial notional amount of $22.1 million which fixed the interest rates over the life of interest rate swap agreements.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.

Income Tax Expense

For the six months ended June 30, 2015, income tax expense was $4.4 million, reflecting an effective tax rate of 37.6%, compared to $0.9 million, reflecting an effective tax rate of 44.6%, for the six months ended June 30, 2014. The decrease in the effective tax rate for the six months ended June 30, 2015 was primarily attributable to a decrease in valuation allowances related to the professional groups in the fourth quarter of 2014.

Net Loss (Income) Attributable to Noncontrolling Interest

For the six months ended June 30, 2015, net loss attributable to noncontrolling interest was $1.0 million compared to net loss attributable to noncontrolling interest of $0.7 million for the six months ended June 30, 2014, representing a $0.3 million change.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.   During the six months ended June 30, 2014, we consolidated one real estate VIE, BHR, through April 15, 2014 at which point it became a wholly owned subsidiary; and five professional group VIEs.   During the six months ended June 30, 2015, noncontrolling interest was only comprised of the five professional group VIEs, which resulted in the increase in the net loss attributable to noncontrolling interest for the six months ended June 30, 2015 as compared to the same period in 2014.

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

We anticipate that our current level of cash on hand, internally generated cash flows and availability under our revolving line of credit will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,		Increase
	2014	2015	(Decrease)
(Used in) provided by operating activities	$(30)	$6,593	$6,623
Used in investing activities	(12,615)	(48,725)	(36,110)
Provided by financing activities	13,015	38,613	25,598
Net increase (decrease) in cash and cash equivalents	370	(3,519)	(3,889)
Cash and cash equivalents at end of period	$2,382	$45,021	$42,639

Net Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $6.6 million for the six months ended June 30, 2015 compared to cash used in operating activities of $30,000 for the six months ended June 30, 2014.  The increase in cash flows provided by operating activities in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily related to increases in net income of $6.2 million, equity compensation of $1.8 million and accounts payable and accrued liabilities of $13.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  These increases were partially offset by an increase in accounts receivable for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   The increase in accounts receivable was primarily related to an increase in revenues of approximately 63.2% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   Working capital totaled $67.5 million at June 30, 2015 and $63.2 million at December 31, 2014.

Net Cash Used in Investing Activities

Cash used in investing activities was $48.7 million for the six months ended June 30, 2015, an increase of $36.1 million compared to cash used in investing activities of $12.6 million for the six months ended June 30, 2014.  The increase was primarily related to $13.1 million paid in connection with the acquisition of Recovery First, $13.5 million for the purchase of a property in Aliso Viejo, California, and $6.4 million for the purchase of a property in Ringwood, New Jersey, with the remaining amount related to continuing costs associated with our de novo projects and new corporate headquarters.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $38.6 million for the six months ended June 30, 2015, an increase of $25.6 million compared to cash provided by financing activities of $13.0 million for the six months ended June 30, 2014.  The increase was primarily related to proceeds from the 2015 Credit Facility of $73.8 million as partially offset by the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $25.5 million and repayments of subordinated notes payable of $0.9 million.

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

As of June 30, 2015, we had no outstanding amounts on our revolver and $75.0 million outstanding on our term loan.  Our availability under the revolver portion of the 2015 Credit Facility was $50.0 million as of June 30, 2015.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders.

On July 1, 2015, we borrowed $15.0 million under the $50.0 million revolver of the 2015 Credit Facility.  We anticipate that we will use a portion of the proceeds to fund de novo development projects and acquisitions.

BHR Preferred Equity

For a summary of the terms of the BHR Series A Preferred Units, see Note 3 to the accompanying Condensed Consolidated Financial Statements.

On February 25, 2015, we exercised our call provision and redeemed 100% of the outstanding Series A Preferred Units for a total redemption price of approximately $8.5 million, which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

Related Party Notes Payable

We have outstanding notes payable resulting from the seller financing of the TSN Acquisition.  The notes bear interest at the annual blended rate of 3.85% and mature on August 31, 2015.  The aggregate amount outstanding on these borrowings at June 30, 2015 was $1.5 million.

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

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 4.47% to 6.25% and have maturity dates from December 2015 through March 2019. Total obligations under capital leases at June 30, 2015 were $0.6 million, of which $0.2 million was included in the current portion of long-term debt.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had a receivable from each of the Professional Groups at June 30, 2015. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through October 2018. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $1.2 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2015 consisted of $75.0 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements have initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of the interest rate swap agreements at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $0.5 million on an annual basis based upon our borrowing level at June 30, 2015.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 15 to the Company’s Condensed Consolidated Financial Statements included in this quarterly report and incorporated by reference in this Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

Risks Related to Our Business

Certain of our current and former employees and certain of our subsidiaries are defendants in a criminal proceeding that could result in a substantial disruption to our business.

On July 29, 2015, a California court unsealed a criminal indictment returned by a grand jury against certain of our subsidiaries, our former President and former member of our Board of Directors, a current facility-level employee and three former employees.  The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of our former locations. We believe the allegations are legally and factually unfounded and intend to contest them vigorously. We have always strived to deliver and will continue to seek to provide, quality, comprehensive, compassionate care to individuals and families struggling with alcohol and drug addictions and mental and behavioral health issues. Defending ourselves against the indictment could potentially entail costs that are material and could require significant attention from our management. If the defendants were to be convicted of the crimes alleged in the indictment, potential penalties could include fines, restitution, conditions of probation and other remedies. Given the early stage of this proceeding, we cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material. Regardless of the outcome of the indictment, the publicity and potential risks associated with the indictment could negatively impact the perception of our Company by clients, investors and others. The consequences of the current criminal proceeding, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business and results of operations.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of June 30, 2015, we had $67.5 million of working capital. Our acquisition and de novo development strategies will require substantial capital. During 2015, we have announced and/or completed five acquisitions with an aggregate cash purchase price of approximately $90.1 million.  During the same period, we purchased two properties with an aggregate cash purchase price of $20.0 million, and have begun de novo facility developments on those properties on which we expect to invest approximately $21.0 million.

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

Our acquisition strategy exposes us to a variety of operational, integration and financial risks, which may have a material adverse effect on our business, financial condition and results of operations.

A principal element of our business strategy is to grow by acquiring other companies and assets in the mental health and substance abuse treatment industry. For example, as previously discussed, recent and pending acquisitions include the Recovery First Acquisition, the Ringwood Property Acquisition, the Sunrise House Acquisition, the Aliso Viejo Acquisition, the CSRI Acquisition,  the Oxford Centre Acquisition, the RSG Acquisition and the Taj Media Acquisition.

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

Integration risks.  We must integrate our acquisitions with our existing operations. This process includes the integration of the various components of our business and of the businesses we have acquired or may acquire in the future, including the following:

•	physicians and employees who are not familiar with our operations;
•	clients who may elect to switch to another substance abuse treatment provider;
•	assignment of material contracts, including commercial payor agreements;
•	regulatory compliance programs and state and federal licensing requirements; and
•	disparate operating, information and record keeping systems and technology platforms.

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

Benefits may not materialize. When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from potential cost savings and revenue improvement opportunities is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting the substance abuse treatment and behavioral healthcare industries, reductions in reimbursement rates from third-party payors, operating difficulties, difficulties obtaining required licenses and permits, client preferences, changes in competition and general economic or industry conditions. If we do not achieve our expected results, it may adversely impact our results of operations.

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

Completing Acquisitions.  Suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on reimbursement rate increases. In addition, we may have to pay cash, incur additional debt or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our existing stockholders, result in increased fixed obligations or impede our ability to manage our operations.

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

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure, certification and accreditation of substance abuse treatment services;
•	Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification, state licensure and accreditation of laboratory services;
•	handling, administration and distribution of controlled substances;
•	necessity and adequacy of care, quality of services, and qualifications of professional and support personnel;
•	referrals of clients and permissible relationships with physicians and other referral sources;
•	billings for reimbursement from commercial payors;
•	consumer protection issues and billing and collection of client-owed accounts issues;
•

privacy and security issues associated with health-related information, client personal information and medical records, including their use and disclosure, client notices, adequate security safeguards and the handling of breaches, complaints and accounting for disclosures;

•	physical plant planning, construction of new facilities and expansion of existing facilities;
•	activities regarding competitors;
•	Food and Drug Administration (“FDA”) laws and regulations related to medical devices;
•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;
•	health and safety of employees;
•	handling, transportation and disposal of medical specimens and infectious and hazardous waste;
•	corporate practice of medicine, fee-splitting, self-referral and kickback prohibitions; and
•	claim submission and collections, including penalties for the submission of, or causing the submission of, false, fraudulent or misleading claims.

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

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste and abuse, including $30 million for federal fiscal year 2015. From time to time, the HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Although we do not currently bill Medicare or Medicaid for substance abuse treatment services, there is a risk that specific investigation initiatives could be expanded to include our treatment facilities and we may choose to participate in federal healthcare programs, including Medicare and Medicaid, in the future. In addition, increased government enforcement activities, even if not directed towards our treatment facilities, also increase the risk that our facilities, physicians and other clinicians furnishing services in our facilities, or our executives and directors, could become named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations. Any governmental investigations, private litigation or other legal proceedings involving any of our facilities, our executives or our directors, even if we ultimately prevail, could result in significant expense and could adversely affect our reputation. In addition, we may be required to make changes in our laboratory or other substance abuse treatment services as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As partial consideration for our acquisition of all of the outstanding equity interests of Referral Solutions Group, LLC, a California limited liability company (“RSG”), which closed on July 2, 2015, we issued 540,193 shares of our common stock to the direct and indirect owners of RSG.

As partial consideration for our acquisition of all of the outstanding equity interests of Taj Media, LLC, a California limited liability company (“Taj Media”), which closed on July 2, 2015, we issued 37,253 shares of our common stock to the sole member of Taj Media.

As partial consideration for our acquisition of substantially all of the assets of Clinical Services of Rhode Island, Inc. (“CSRI”), which closed on April 17, 2015, we issued 32,864 and 9,596 shares of our common stock to the two shareholders of CSRI, respectively.

As partial consideration for our acquisition of certain marketing intangible assets on April 17, 2015, we issued 17,110 shares of our common stock to the owner, effective January 1, 2016.

None of the transactions set forth in this Item 2 involved any underwriters, underwriting discounts or commissions or any public offering.  These transactions were made in reliance upon Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.  The recipient of the securities in each of these transactions represented his, her, or its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in each of these transactions.  In each case, the recipient had adequate access, through his, her or its relationship with the Company, to information about the Company.

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: August 3, 2015

EXHIBIT INDEX

Number	Exhibit Description
2.1*†	Asset Purchase Agreement, dated May 8, 2015, by and among American Addiction Centers, Inc., Oxford Treatment Center, LLC, The Oxford Centre, Inc. and River Road Management, LLC.
2.2†

Securities Purchase Agreement, dated July 2, 2015, by and among AAC Holdings, Inc., American Addiction Centers, Inc., Sober Media Group, LLC, Sellers’ Representative, and the direct and indirect owners of Referral Solutions Group, LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36643), filed on July 8, 2015 and incorporated herein by reference).

10.1

First Amendment to Credit Agreement dated as of June 16, 2015, by and among AAC Holdings, Inc., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on June 19, 2015 and incorporated herein by reference).

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

†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. AAC Holdings, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.