Form 10-Q
period 2015-09-30
AAC Holdings, Inc.
filed 2015-11-10
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the registrant had 22,407,311 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

September 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	September 30,
	2014	2015
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,540	$10,764
Accounts receivable, net of allowances	28,718	58,080
Deferred tax assets	1,214	2,380
Prepaid expenses and other current assets	1,450	5,500
Total current assets	79,922	76,724
Property and equipment, net	49,196	97,027
Goodwill	12,702	103,132
Intangible assets, net	2,935	9,462
Other assets	1,197	4,566
Total assets	$145,952	$290,911

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$2,001	$6,788
Accrued liabilities	10,411	20,476
Current portion of long-term debt	2,570	3,661
Current portion of long-term debt – related party	1,787	1,195
Total current liabilities	16,769	32,120
Deferred tax liabilities	1,479	1,942
Long-term debt, net of current portion	24,097	116,710
Long-term debt—related party, net of current portion	187	—
Other long-term liabilities	431	4,499
Total liabilities	42,963	155,271

Commitments and contingencies
Mezzanine equity including noncontrolling interest
Noncontrolling interest—Series A Preferred Units	7,848	—
Total mezzanine equity including noncontrolling interest	7,848	—
Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 21,374,374 and 22,407,311 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	21	22
Additional paid-in capital	88,238	120,438
Retained earnings	9,215	19,260
Total stockholders’ equity	97,474	139,720
Noncontrolling interest	(2,333)	(4,080)
Total stockholders’ equity including noncontrolling interest	95,141	135,640
Total liabilities, mezzanine equity and stockholders’ equity	$145,952	$290,911

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues
Client related revenue	$36,599	$53,695	$95,802	$150,302
Other revenue	—	3,677	—	3,677
Total revenue	$36,599	$57,372	$95,802	$153,979

Operating expenses
Salaries, wages and benefits	15,625	23,777	39,749	61,884
Advertising and marketing	3,910	5,790	10,989	15,527
Professional fees	1,722	3,383	6,617	6,713
Client related services	2,789	4,438	8,000	10,831
Other operating expenses	4,064	5,695	9,615	16,044
Rentals and leases	536	1,583	1,476	3,442
Provision for doubtful accounts	2,180	5,366	8,468	12,925
Litigation settlement	118	859	358	2,379
Depreciation and amortization	1,209	1,921	3,437	4,937
Acquisition-related expenses	—	937	—	2,917
Total operating expenses	32,153	53,749	88,709	137,599
Income from operations	4,446	3,623	7,093	16,380
Interest expense, net (change in fair value of interest rate swaps of $324 , $137, $324 , and $683, respectively)	845	1,203	1,550	2,426
Other expense, net	65	32	80	(28)
Income before income tax expense	3,536	2,388	5,463	13,982
Income tax expense	1,511	644	2,370	5,003
Net income	2,025	1,744	3,093	8,979
Less: net loss attributable to noncontrolling interest	433	708	1,101	1,747
Net income attributable to AAC Holdings, Inc. stockholders	2,458	2,452	4,194	10,726
BHR Series A Preferred Unit dividends	(245)	—	(448)	(147)
Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$2,213	$2,452	$3,746	$10,045
Basic earnings per common share	$0.14	$0.11	$0.25	$0.47
Diluted earnings per common share	$0.14	$0.11	$0.25	$0.46
Weighted-average shares outstanding:
Basic	15,598,396	21,922,374	15,161,266	21,471,063
Diluted	15,614,380	22,031,133	15,245,758	21,651,654

See accompanying notes to condensed consolidated financial statements

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interests	Equity
Balance at December 31, 2014	21,374,374	$21	$88,238	$9,215	97,474	$(2,333)	$95,141
Common stock granted and issued under stock incentive plan, net of forfeitures	400,394	—	3,977	—	3,977	—	3,977
Effect of employee stock purchase plan	12,637	—	499	—	499	—	499
BHR Series A Preferred Unit dividends	—	—	—	(147)	(147)	—	(147)
Redemption of Series A BHR Preferred Units	—	—	—	(534)	(534)	—	(534)
Acquisition of Clinical Services of Rhode Island, Inc.	42,460	—	1,343	—	1,343	—	1,343
Acquisition of Referral Solutions Group, LLC	540,193	1	24,173	—	24,174	—	24,174
Acquisition of Taj Media, LLC	37,253	—	1,667	—	1,667	—	1,667
Acquisition of marketing intangibles	—	—	541	—	541	—	541
Net income	—	—	—	10,726	10,726	(1,747)	8,979
Balance at September 30, 2015	22,407,311	$22	$120,438	$19,260	$139,720	$(4,080)	$135,640

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income	$3,093	$8,979
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	8,468	12,925
Depreciation and amortization	3,437	4,937
Equity compensation	1,515	4,144
Accretion of discount on notes payable	33	—
Amortization of debt issuance costs	25	156
Deferred income taxes	(1,662)	(704)
Changes in operating assets and liabilities:
Accounts receivable	(10,884)	(35,934)
Prepaid expenses and other assets	(3,174)	(3,920)
Accounts payable	553	4,383
Accrued liabilities	4,227	10,018
Other long term liabilities	165	840
Net cash provided by operating activities	5,796	5,824
Cash flows from investing activities:
Purchase of property and equipment	(12,021)	(42,779)
Issuance of notes and other receivables - related parties	(488)	—
Collection of notes and other receivables - related parties	738	—
Acquisition of subsidiaries, net of cash acquired	(3,351)	(83,971)
Escrow funds held on acquisition	—	(500)
Purchase of intangible assets	—	(540)
Purchase of other assets, net	(179)	(50)
Net cash used in investing activities	(15,301)	(127,840)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	500	47,000
Proceeds from long-term debt	4,053	73,802
Payments on long-term debt and capital leases	(2,798)	(26,546)
Repayment of long-term debt — related party	(786)	(542)
Repayment of subordinated notes payable	—	(945)
Repurchase of common stock	(116)	—
Proceeds from sale of common stock — private placement	6,089	—
Proceeds from sale of BHR Series A Preferred Units	8,203	—
Redemption of BHR Series A Preferred Units	(1,825)	(8,529)
Dividends paid	(79)	—
Distributions to noncontrolling interest	(915)	—
Net cash provided by financing activities	12,326	84,240
Net change in cash and cash equivalents	2,821	(37,776)
Cash and cash equivalents, beginning of period	2,012	48,540
Cash and cash equivalents, end of period	$4,833	$10,764

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2015
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$1,119	$2,178
Income taxes, net of refunds	$243	$1,200

Supplemental information on non-cash investing and financing transactions:
BHR Acquisition:
Purchase Price	$11,759	$—
Assumption of debt	(1,759)	—
Buyer common stock issued	(7,000)	—
Cash paid for acquisition	$3,000	$—

CRMS Acquisition:
Purchase Price	$2,500	$—
Buyer common stock issued	(2,000)	—
Cash paid for acquisition	$500	$—

Clinical Services of Rhode Island Acquisition:
Purchase Price	$—	$2,008
Buyer common stock issued	—	(1,343)
Cash paid for acquisition	$—	$665

Referral Solutions Group Acquisition:
Purchase Price	$—	$56,653
Buyer common stock issued	—	(24,173)
Cash paid for acquisition	$—	$32,480

Taj Media Acquisition:
Purchase Price	$—	$3,907
Buyer common stock issued	—	(1,667)
Cash paid for acquisition	$—	$2,240

Acquisition of equipment through capital lease	$614	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014 for the purpose of acquiring all the common stock of American Addiction Centers, Inc. (“AAC”) and to engage in certain reorganization transactions as more fully described in Note 3. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  The Company also provides treatment services for clients struggling with behavioral health disorders, including disorders associated with overeating.  At September 30, 2015, the Company, through its subsidiaries, operated eight residential substance abuse treatment facilities, eight standalone outpatient centers, and one facility that provides treatment services for men and women who struggle with overeating-related behavioral disorders.

Following the Company’s acquisition of Referral Solutions Group, LLC (“RSG”) on July 2, 2015, combined with its previously existing internet assets, the Company operates a broad portfolio of internet assets that service millions of website visits each month. RSG, through its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), a leading publisher of “authority” websites such as Rehabs.com and Recovery.org, serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

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

During the nine months ended September 30, 2014, the Company consolidated one real estate VIE, Behavioral Healthcare Realty, LLC (“BHR”) through April 15, 2014, at which point BHR was acquired by the Company and became a wholly owned subsidiary of the Company (see Note 3 for further discussion).  BHR leased two treatment facilities to the Company under long-term triple net leases and was renovating and constructing additional treatment facilities that it planned to lease to the Company. The Company was the primary beneficiary as a result of its guarantee of BHR’s debt prior to the acquisition. The Company also consolidated five professional groups (“Professional Groups”) that constituted VIEs as of September 30, 2014 and six Professional Groups that constituted VIEs as of September 30, 2015.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.  The accompanying consolidated balance sheets as of December 31, 2014 and September 30, 2015 include assets of $0.5 million and $2.6 million, respectively, and liabilities of $3.3 million and $0.6 million, respectively, related to the VIEs.  The accompanying consolidated income statements include net loss attributable to noncontrolling interest of $0.4 million and $0.7 million related to the VIEs for the three months ended September 30, 2014 and 2015, respectively, and $1.1 million and $1.7 million for the nine months ended September 30, 2014 and 2015, respectively.

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

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

In March 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and those interim periods within those fiscal years, with early adoption permitted.  The update requires debt issuance costs related to a note to be reported in the balance sheet as a direct deduction from the face amount of that note on a retrospective basis upon adoption.  The Company determined to early adopt the revised guidance and presented $1.4 million of deferred debt issuance costs associated with the Company’s 2015 Credit Facility (as later defined) net of the debt balance at September 30, 2015 (see Note 11).  The impact on prior periods was not material.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years.  The Company does not expect the adoption of ASU 2015-16 will have a material impact on its results of operations.

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

•

The acquisition of all of the outstanding common membership interests of BHR, an entity controlled by related parties, which, at the time of the acquisition, through its subsidiaries owned properties located in Florida, Nevada and Texas, in exchange for $3.0 million in cash, the assumption of a $1.8 million term loan and 820,124 shares of the Company’s common stock (the “BHR Acquisition”); and

•

The acquisition of all of the outstanding membership interests of Clinical Revenue Management Services, LLC (“CRMS”), an entity controlled by related parties, which provides client billing and collection services for the Company, in exchange for $0.5 million in cash and 234,324 shares of the Company’s common stock.

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

Qualitative factors that contributed to the recognition of goodwill include certain intangible assets that are not recognized as a separate identifiable intangible asset apart from goodwill and expected cost reduction synergies in annual cost savings. Intangible assets not recognized apart from goodwill consist primarily of the assembled workforce. Acquisition related costs were $- million and $0.1 million for the three and nine months ended September 30, 2014, respectively, and were expensed in other operating expenses in the condensed consolidated statements of income.

Fair Value of Shares Issued

The Company determined the fair value of shares of restricted common stock of the Company issued in connection with the BHR Acquisition and the CRMS Acquisition to be $8.54 per share. Management analyzed a valuation report prepared by an independent third party with respect to the valuation of the Company taking into account the Private Share Exchange, the BHR Acquisition and the CRMS Acquisition. In particular, the valuation report analyzed the potential impact of the then-proposed Reorganization Transactions on the valuation of the Company, such as the increase in 2013 pro forma net income as a result of BHR results of operations being included for all of 2013. The valuation report also noted that the impact of the BHR Acquisition on the enterprise value would be mixed, as the additional earnings before interest, taxes, depreciation, and amortization (“EBITDA”) generated at the Company level due to recapture rents and cash and non-cash expenses was not sufficient to overcome the negative impact on enterprise value of BHR’s debt outstanding for the entire year. With respect to CRMS, the analysis determined that the CRMS Acquisition would allow the recapture of additional EBITDA (on a pro forma basis for 2013) due to a combination of recapture revenues (commissions no longer paid) and the expected cost savings. In determining the fair value of the Company’s common stock, management also considered investor demand in the private placement of AAC common stock from February 2014 through April 2014 at $8.12 per share, the improved projected results of operations of the remainder of 2014 and the probability of an initial public offering in 2014. Based on the foregoing analysis, the Company determined the fair value of the Company’s common stock as of April 15, 2014 to be $8.54 per share.

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

4.	Other Revenue

Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC, which was acquired on July 2, 2015.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

5.	General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $6.9 million and $13.4 million for the three months ended September 30, 2014 and 2015, respectively, and $18.6 million and $32.6 million for the nine months ended September 30, 2014 and 2015, respectively.

6.	Earnings Per Share

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2015 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$2,458	$2,452	$4,194	$10,726
Less: Series A Preferred Unit dividends	(245)	—	(448)	(147)
Less: Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income attributable to common shares	$2,213	$2,452	$3,746	$10,045
Denominator
Weighted-average shares outstanding – basic	15,598,396	21,922,374	15,161,266	21,471,063
Dilutive securities	15,984	108,759	84,492	180,591
Weighted-average shares outstanding – diluted	15,614,380	22,031,133	15,245,758	21,651,654

Basic earnings per share	$0.14	$0.11	$0.25	$0.47
Diluted earnings per share	$0.14	$0.11	$0.25	$0.46

7.	Acquisitions

On February 20, 2015, the Company acquired certain assets of Recovery First, Inc. (“Recovery First”), a Florida-based provider of substance abuse treatment and rehabilitation services, for $13.1 million in cash and the assumption of certain liabilities.  The purchase price was based upon arms-length negotiations between the Company and Recovery First, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired (including identifiable intangible assets) and, correspondingly, the recognition of goodwill. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

On April 17, 2015, the Company acquired certain assets of Clinical Services of Rhode Island, Inc. (“CSRI”), a provider of intensive outpatient substance abuse treatment services, for $0.7 million in cash and 42,460 in shares of Holdings’ common stock.  The purchase price was based upon arms-length negotiations between the Company and CSRI, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

On July 2, 2015, the Company acquired RSG, a leading online publisher in the substance abuse treatment industry with a comprehensive portfolio of websites and marketing assets, for $32.5 million in cash and 540,193 in shares of Holdings’ common stock.  The purchase price was based upon arms-length negotiations between the Company and RSG, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.  The Company is currently evaluating whether goodwill is deductible for income tax purposes.

On July 2, 2015, the Company acquired Taj Media, LLC (“Taj Media”), a premier digital marketing agency with addiction treatment industry expertise, for $2.2 million in cash and 37,253 in shares of Holdings’ common stock.  The purchase price was based upon arms-length negotiations between the Company and Taj Media, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.  The Company is currently evaluating whether goodwill is deductible for income tax purposes.

On August 10, 2015, the Company acquired certain assets of The Oxford Centre, Inc. and its affiliates (“Oxford”), which operates a 76-bed residential facility located on a 110-acre campus in Etta, Mississippi, which is 65 miles southwest of Memphis, Tennessee, and three outpatient treatment locations in Oxford, Tupelo and Olive Branch, Mississippi, for $35.0 million in cash.  The purchase price was based upon arms-length negotiations between the Company and Oxford, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

Each of these acquisitions was accounted for as a business combination. The Company recorded each transaction based upon the fair value of the consideration paid. This consideration was preliminarily allocated to the assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values.   The Company is further assessing the valuation of certain tax matters for all acquisitions, as well as certain receivables, assumed liabilities, and the valuation of real property and intangible assets of RSG, Taj Media, and Oxford, some of which are dependent on the completion of valuations being performed by independent valuation specialists. The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, were as follows (in thousands):

	Recovery First	CSRI	RSG	Taj Media	Oxford	Total
Cash and cash equivalents	$—	$27	$—	$—	$—	$27
Accounts receivable	750	—	580	—	5,023	6,353
Prepaid expenses and other assets	392	6	81	—	58	537
Property and equipment	1,415	3	15	34	6,196	7,663
Other assets	—	—	36	8	—	44
Goodwill	10,288	1,972	51,335	3,624	23,211	90,430
Intangible assets	300	—	4,816	293	650	6,059
Total Assets acquired	13,145	2,008	56,863	3,959	35,138	111,113
Accrued liabilities	43	—	210	52	138	443
Total liabilities assumed	43	—	210	52	138	443
Net assets acquired	$13,102	$2,008	$56,653	$3,907	$35,000	$110,670

Acquisition-related costs for the acquisitions were expensed in acquisition-related expenses in the condensed consolidated statements of income.

The following provides a breakdown of the identifiable intangible assets acquired in the above transactions, the valuation method applied in arriving at fair value, their assigned values and expected lives (in thousands, except years):

		Assigned	Estimated
Intangible Asset	Valuation Method	Value	Life In Years
Trademarks	Relief from royalty	950	10
Marketing intangibles	Relief from royalty	5,109	10
Total identified intangible assets		$6,059

The results of operations for the acquired entities from the respective acquisition dates are included in the condensed consolidated statements of income for the nine months ended September 30, 2015, and include revenues of $11.1 million and income before income taxes of $3.3 million.  The following presents the unaudited pro forma revenues and income before taxes of the combined entity had the acquisitions occurred on January 1, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues	$43,893	$58,517	$117,753	$171,559
Income before income taxes	$6,958	$3,293	$23,043	$19,092

8.	Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2014	$8,468
Additions charged to provision for doubtful accounts	12,925
Accounts written off, net of recoveries	(7,804)
Balance at September 30, 2015	$13,589

For the nine months ended September 30, 2014, approximately 15.9% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 12.4% by Blue Cross Blue Shield of California; 11.9% by Aetna; and 11.4% by United Behavioral Health. No other payor accounted for more than 10% of revenue reimbursements for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, approximately 15.9% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 13.2% by Blue Cross Blue Shield of Texas; 11.4% by Blue Cross Blue Shield of California, and 11.2% by Aetna. No other payor accounted for more than 10% of revenue reimbursements for the nine months ended September 30, 2015.

9.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Computer equipment and software	$4,845	$10,957
Furniture and fixtures	4,535	6,193
Vehicles	834	1,124
Equipment under capital lease	1,777	1,207
Leasehold improvements	3,538	7,030
Construction in progress	19,410	45,743
Building	19,733	33,676
Land	2,538	3,158
Total property and equipment	57,210	109,088
Less accumulated depreciation and amortization	(8,014)	(12,061)
	$49,196	$97,027

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

10.	Goodwill and Intangible Assets

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

The Company’s goodwill balance as of December 31, 2014 and September 30, 2015 was $12.7 million and $103.1 million, respectively. The increase in goodwill relates to the acquisitions noted below and as discussed in Note 7.

Balance at December 31, 2014	$12,702
Recovery First acquisition	10,288
CSRI acquisition	1,972
RSG acquisition	51,335
Taj Media acquisition	3,624
Oxford acquisition	23,211
Balance at September 30, 2015	$103,132

Other identifiable intangible assets and their assigned and related accumulated amortization consisted of the following as of December 31, 2014 and September 30, 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	September 30,	December 31,	September 30,
	2014	2015	2014	2015
Trademarks	$2,682	$3,632	$626	$853
Non-compete agreements	1,257	1,257	587	775
Marketing intangibles	220	6,410	39	232
Other	51	51	23	28
	$4,210	$11,350	$1,275	$1,888

Changes to the carrying value of identifiable intangible assets during the nine months ended September 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$2,935
Amortization expense	(613)
Recovery First intangibles	300
Acquisition of marketing intangibles	1,081
RSG intangibles	4,816
Taj Media intangibles	293
Oxford intangibles	650
Balance at September 30, 2015	$9,462

On April 17, 2015, the Company acquired certain marketing assets with a value of $1.1 million for cash consideration of $0.5 million and 17,110 shares of the Company’s common stock, worth an estimated fair value of $0.5 million at the date of acquisition.  The Company utilizes an estimated useful life of 10 years for marketing intangible assets.

11.	Debt

A summary of the Company’s debt obligations, net of unamortized discounts, is as follows (in thousands):

	December 31,	September 30,
	2014	2015
Non-related party debt:
Senior secured loans, net of issuance costs	$—	$119,803
Real estate debt	24,590	—
Asset purchases	126	22
Subordinated debt	708	—
Capital lease obligations	1,243	546
Total non-related party debt	26,667	120,371
Less current portion	(2,570)	(3,661)
Total non-related party debt, long-term	$24,097	$116,710
Related party debt:
Acquisition-related debt	$1,787	$1,195
Subordinated debt	187	—
Total related party debt	1,974	1,195
Less current portion	(1,787)	(1,195)
Total related party debt, long-term	$187	$—

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

On December 18, 2014, the Company terminated the 2014 Credit Facility, after having repaid the then outstanding principal balance of $487,500 plus accrued interest.   The 2014 Credit Agreement also included one outstanding term loan in the outstanding principal amount of $0.5 million. The Company did not incur any early termination penalties as a result of the early termination of the 2014 Credit Facility.

On March 9, 2015, the Company entered into a five year $125.0 million senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolver and a $75.0 million term loan.  The Company used the proceeds to re-pay certain existing indebtedness, fund acquisitions and de novo treatment facilities and for general corporate purposes.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased up to $200 million, subject to certain conditions, including obtaining additional commitments from lenders.  On June 16, 2015, the Company amended the 2015 Credit Facility to remove from the definition of “change of control” what is often referred to as a “dead hand proxy put” provision.

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

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the credit agreement) (based upon the LIBOR Rate (as defined in the credit agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at September 30, 2015 was 2.83%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving credit facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at September 30, 2015 was 0.35%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

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

At September 30, 2015, the Company was in compliance with all applicable covenants.

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

On July 1, 2015, the Company borrowed $15.0 million under the $50.0 million revolver of the 2015 Credit Facility.  The Company used the proceeds to fund de novo development projects and acquisitions.

On August 7, 2015, the Company borrowed $32.0 million under the $50.0 million revolver of the 2015 Credit Facility.  The Company used the proceeds to fund de novo development projects and acquisitions.

As of September 30, 2015, our availability under the $50.0 million revolver portion of the 2015 Credit Facility was $1.0 million, net of $47.0 million in borrowings as noted above, and $2.0 million in standby letters of credit issued for various corporate purposes.

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

The fair value of the interest rate swaps at December 31, 2014 and September 30, 2015 represented a liability of $431,000 and $683,000, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheets.  Refer to Note 15 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements at September 30, 2015 (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$8,137	May 2018	$(188)
Pay-fixed interest rate swap	11,820	August 2019	(495)
Total	$19,957		$(683)

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

Greenhouse Real Estate

Greenhouse Real Estate entered into a $13.2 million construction loan facility (the “Construction Facility”) with a financial institution on October 8, 2013 to refinance existing debt related to a 70-bed facility and to fund the construction of an additional 60 beds at this facility located in Grand Prairie, Texas. Monthly draws could be made against the Construction Facility based on actual construction costs incurred.

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

Academy Real Estate

In May 2013, the Company, through Academy Real Estate, obtained a $3.6 million note payable (the “Academy Loan”) from a financial institution to fund a portion of the acquisition of the property located in Riverview, Florida (just outside of Tampa, Florida). The note payable matured on November 10, 2013 and was renewed under identical terms.  In connection with the Company’s sale to BHR of its membership interests of Academy Real Estate on December 10, 2013, BHR assumed the $3.6 million note payable. Interest, which was payable monthly, was calculated based on a 360 day year and accrued at the Company’s option of either (i) one-month LIBOR (as defined in the agreement) plus 3.0%, with such rate fixed until the next monthly reset date or (ii) floating at one-month LIBOR (as defined in the agreement) plus 3.0%.  In the event that the Company elected the floating option for either two consecutive periods or a total of three periods, the floating rate increases by 0.25%. In April 2014, the Company effected an amendment to the Academy Loan to extend the maturity date to July 14, 2019. Under the amended Academy Loan, the Company made monthly principal payments of $30,000 plus interest commencing in October 2014 and a balloon payment of remaining unpaid principal of $1.9 million at the maturity date.  The agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and contains other restrictive financial covenants. The agreement also contained a cross-default clause linking a default under the Academy Real Estate note to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness. The outstanding balance at December 31, 2014 was $3.5 million and the interest rate was 3.17%.  The Company repaid this note in full on March 9, 2015 for its stated outstanding principal balance and did not incur any early termination fees.

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

On August 31, 2015, the Company paid in full the remaining note payable balance and entered into an amendment on the Balloon Payment with the remaining party of the TSN Sellers.  Under the modified note, the Company made a principal payment of $0.3 million at the date of execution, extended the maturity date to February 29, 2016, and increased the interest rate to 6.25% per annum.

At December 31, 2014 and September 30, 2015, the outstanding balance remaining under the seller subordinated notes payable was $1.8 million and $1.2 million, respectively.

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

12.	Equity

Mezzanine Equity

Changes to mezzanine amounts during the nine months ended September 30, 2015 were as follows (dollars in thousands):

	Noncontrolling Interest
	BHR Series A Preferred
	Units	Amount
Balance at December 31, 2014	160	$7,848
Redemption of Series A Preferred Units from Alcentra	(160)	(7,848)
Balance at September 30, 2015	—	$—

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

On January 8, 2015, the Company granted 2,544 shares of fully vested common stock to each of its five non-employee directors. The Company recognized $- million and  $0.4 million of compensation expense for the three and nine months ended September 30, 2015, respectively, as a result of these grants. The fair value on the award date was $29.37 per share based on the closing market value.

On May 19, 2015, the Company’s shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”).  The ESPP enables eligible employees to purchase shares of the Company’s common stock through a payroll deduction during certain option periods, generally commencing on January 1 and July 1 of each year and ending on June 30 and December 31 of each year.  On the exercise date (the last trading day of each option period), the cumulative amount deducted from each participant’s salary during that option period will be used to purchase the maximum number of shares of the Company’s common stock at a purchase price equal to the lesser of (i) 85% of the closing market price of our Common Stock as quoted on the New York Stock Exchange on the exercise date or (ii) 85% of the closing market price of the Company’s common stock as quoted on the New York Stock Exchange on the grant date, subject to certain limitations and restrictions.  In July 2015, the Company issued 12,637 shares of the Company’s common stock at a stock price of $25.68 in connection with employee deductions of $0.3 million contributed in the January 1, 2015 through June 30, 2015 ESPP option period.

For the three and nine months ended September 30, 2015, the Company recognized $45,000 and $168,000, respectively, of compensation expense related to the ESPP. The company did not recognize any expense related to the ESPP in 2014.

The Company recognized $0.4 million and $1.3 million in equity-based compensation expense for the three months ended September 30, 2014 and 2015, respectively, and $1.2 million and $4.1 million for the nine months ended September 30, 2014 and 2015, respectively.  As of September 30, 2015, there was $11.6 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

A summary of share activity under the Company’s 2014 Equity Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	196,882	$18.53
Granted	415,894	28.79
Vested	(151,608)	21.61
Forfeitures	(15,500)	25.00
Unvested at September 30, 2015	445,668	$26.12

13.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 reflects an effective tax rate of 42.7% and 43.4%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2015 of 27.0% and 35.8%, respectively.  The decrease in effective tax rate for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily attributable to a discrete item related to certain state income tax incentives recognized during the third quarter of 2015.

14.	Related Parties

An entity beneficially owned by Mr. Cartwright, our Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to a written lease agreement. The Company pays an hourly rate for use of the airplane as well as fuel and certain maintenance costs.  For the three and nine months ended September 30, 2015, the Company made aggregate payments to the related entity for use of the airplane of approximately $0.3 million and $0.7 million, respectively.

15.	Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2014 and September 30, 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The carrying amount of the Company’s debt approximates fair value because interest rates approximate the current rates available to the Company.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2014 and September 30, 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At September 30, 2015, the fair value of the interest rate swaps represented a liability of $0.7 million.  Refer to Note 11 for further discussion of the interest rate swap agreements.

16.	Commitments and Contingencies

Horizon Blue Cross Blue Shield of New Jersey v. Avee Laboratories et al.

On September 4, 2013, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”) filed an amended complaint in the Superior Court of New Jersey against several defendants, including Leading Edge Recovery Center, LLC, one of the Company’s subsidiaries. Leading Edge Recovery Center, LLC formerly operated a drug and alcohol treatment facility in New Jersey. Horizon alleges the defendants submitted and caused others to submit unnecessary drug tests in violation of New Jersey law and is seeking recovery for monetary and treble damages. The parties have reached a confidential settlement in this matter and consider it closed. The Company recognized $1.5 million in reserves related to this matter in the second quarter of 2015, and increased the reserve amount by $0.7 million to $2.2 million as of September 30, 2015.

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

Kasper v. AAC Holdings, Inc. et al. and Tenzyk c. AAC Holdings, Inc. et al.

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers.  The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court.  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  The Company intends to defend this action vigorously.  At this time the Company cannot predict the results of litigation with certainty, and cannot estimate the amount or range of loss, if any.  The Company believes the disposition of this action will not have a material adverse effect on its consolidated results of operations or consolidated financial position.

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

On October 1, 2015, the Company completed the acquisition of the assets of Sunrise House Foundation, Inc., a non-profit corporation operating a 110-bed substance abuse treatment center, 30 halfway house beds and two outpatient programs all in Western New Jersey, for a total purchase price of $6.6 million in cash.

On October 2, 2015, the Company completed the closing of two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions). The Company drew down $25.0 million of subordinated convertible debt at closing and will use the proceeds to fund its active acquisition strategy, its de novo pipeline and for other corporate purposes.  The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of the Company’s common stock at $30.00 per share.

The Company may borrow up to $25.0 million of unsecured subordinated debt that will bear interest at an annual rate of 12.0% and mature on September 30, 2020. The $25.0 million of unsecured subordinated debt may be drawn for acquisition financing through September 30, 2016 and can be repaid under certain conditions without penalty prior to October 2, 2017.

On October 16, 2015, the Company began treating clients at its River Oaks facility, a 162-bed residential treatment center located near Tampa, Florida after completing construction and receiving licensure. The total construction cost of the River Oaks facility was $18.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this quarterly report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point of care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo expansions; (v) uncertainties regarding the timing of the closing of pending acquisitions and the integration thereof; (vi) our failure to achieve anticipated financial results from contemplated acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the acquisitions; (viii) a disruption in our ability to perform diagnostic drug testing services; (ix) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (x) a disruption in our business related to the recent indictment of certain of our subsidiaries and current and former employees; (xi) our inability to agree on conversion and other terms for the balance of convertible debt; (xii) our inability to meet our covenants in the loan documents; (xiii) our inability to obtain senior lender consent to exceed the current $50 million limit in unsecured subordinated debt; (xiv) our inability to integrate newly acquired facilities; (xv) a disruption to our business and reputational and potential economic risks associated with the civil securities claims brought by shareholders; and (xvi) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We believe we are a leading provider of inpatient substance abuse treatment services for individuals with drug and alcohol addiction.  As of September 30, 2015, we operated eight residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 643 beds, which includes 400 licensed detoxification beds. We also operate eight standalone outpatient centers and an overeating behavioral disorder treatment center, FitRx. As of September 30, 2015, we had three residential facilities under development including a 24-acre, 162-bed campus near Tampa, Florida which began treating clients in October 2015; an 84-bed chemical dependency recovery hospital (“CDRH”) near Aliso Viejo, California; and a 96-acre, 150-bed treatment facility in Ringwood, New Jersey.

With the completed acquisition of Sunrise House and the opening of our River Oaks facility in October 2015, we added 110 and 162 beds, respectively, including 82 licensed detoxification beds, for a total of 915 beds across ten residential substance abuse treatment facilities, as well as ten standalone outpatient centers.  In addition, we are in the process of expanding our Recovery First facility in the Fort Lauderdale area to accommodate 22 additional detoxification beds, and are also expanding The Oxford Centre facility to accommodate 44 additional residential beds and 48 sober living beds.

The majority of our approximately 1,500 employees, as of September 30, 2015 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

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

Facilities

The following table presents information, as of September 30, 2015, about our network of substance abuse treatment facilities, including current facilities, facilities under development and properties under contract:

						Real Property
		Out-of-Network/	Capacity	First Clients	Treatment	Leased /
Facility Name(1)	Location	In-Network	(beds)	Served	Certifications(2)	Owned
California
Forterus	Temecula	Out-of-Network	107(3)	2004	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	Out-of-Network	36	2010	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	Out-of-Network	84(4)	Under Development(4)	DTX, RTC, PHP, IOP(4)	Owned

Florida
Singer Island	West Palm Beach	Out-of-Network	65	2012	PHP, IOP	Leased
The Academy	West Palm Beach	Out-of-Network	18	2012	PHP, IOP	Leased
Recovery First	Fort Lauderdale	In-Network	63(5)	2015	DTX, RTC, PHP, IOP	Owned / Leased
River Oaks	Riverview (Tampa area)	Out-of-Network	162(6)	2015(6)	DTX, RTC, PHP, IOP	Owned
Mississippi
The Oxford Centre	Etta	Out-of-Network	76(7)	2015	DTX, RTC, PHP, IOP(7)	Owned
Oxford Outpatient	Oxford, Tupelo, and Olive Branch	Out-of-Network	n/a(7)	2015	IOP(7)	Leased
Nevada
Desert Hope	Las Vegas	Out-of-Network	148	2013	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	Out-of-Network	n/a	2015	IOP	Owned
New Jersey
Sunrise House	Lafayette (New York City area)	In-Network	110(8)	2015	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette, Mountainside	In-Network	n/a	2015	IOP	Leased
TBD	Ringwood (New York City area)	Out-of-Network	150(9)	Under Development(9)	DTX, RTC, PHP, IOP(9)	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown,	In-Network	n/a	2015	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	Out-of-Network	130	2012	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	Out-of-Network	n/a	2015	IOP	Owned

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

(5)

On February 20, 2015, we acquired Recovery First, Inc. (“Recovery First”), a Florida-based provider of substance abuse treatment and rehabilitation services. Recovery First operates a 63-bed in-network, inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area which includes 20 licensed detoxification beds. As of September 30, 2015, we are developing an additional 22 detoxification beds at this facility that we expect to be completed in the first half of 2016.

(6)	We received licensure and began treating clients at our River Oaks facility located near Tampa, Florida in October 2015.
(7)

On August 10, 2015, we acquired The Oxford Centre, Inc. (“The Oxford Centre”), a Mississippi-based provider of substance abuse treatment and rehabilitation services, including a 76-bed inpatient substance abuse treatment facility in Etta, Mississippi and three outpatient facilities. As of September 30, 2015, we are developing an additional 44 residential beds and 48 sober living beds that we expect to be completed in the second half of 2016.

(8)

On October 1, 2015, we acquired Sunrise House Foundation, Inc. (“Sunrise House”), a New Jersey nonprofit corporation, with an existing 110-bed, 87,000 square-foot in-network substance abuse treatment center in Lafayette, New Jersey.  In addition to the main campus, the Sunrise House operates 30 halfway house beds and two outpatient treatment programs.

(9)

We acquired this property on February 24, 2015 and began renovations and construction in the second quarter of 2015. We are targeting opening this facility late in the first half of 2017 with approximately 150 beds.  Treatment certification reflect our expectations.

Recent Developments

Existing Facilities and Ancillary Services

On January 1, 2015, we increased capacity at our Forterus facility in Temecula, California with the addition of 31 beds, including 24 detoxification beds.

On January 6, 2015, we entered into an office space lease (the “Lease Agreement”) for our new corporate headquarters and call center pursuant to which AAC agreed to lease approximately 102,000 square feet of office space located in Brentwood, Tennessee. We are relocating to the new headquarters in the fourth quarter of 2015.

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

In August 2015, we completed an 8,000-square-foot expansion of our lab in Brentwood, Tennessee.

New Property Developments and Acquisitions

On February 20, 2015, we acquired the assets of Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services, including a 63-bed inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area, for cash consideration of $13.1 million (the “Recovery First Acquisition”).

On February 24, 2015, we acquired a property in Ringwood, New Jersey for aggregate cash consideration of $6.4 million, which we expect to develop into an inpatient facility with approximately 150 beds (the “Ringwood Property Acquisition”).  We expect to invest approximately $16.0 million for renovations and construction.

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

On August 10, 2015, we completed the acquisition of The Oxford Centre, a Mississippi-based provider of substance abuse treatment and rehabilitation services, including a 76-bed inpatient substance abuse treatment facility in Etta, Mississippi and three outpatient facilities in Oxford, Tupelo and Olive Branch, Mississippi, for an aggregate of $35.0 million in cash and the assumption of certain liabilities (the “Oxford Centre Acquisition”).

On October 1, 2015, we completed the acquisition of Sunrise House, a New Jersey-based provider of substance abuse treatment and rehabilitation services, including a 110-bed inpatient substance abuse treatment facility in Lafayette, New Jersey, for cash consideration of $6.6 million and the assumption of certain liabilities (the “Sunrise House Acquisition”).

On October 16, 2015, we began treating clients at our River Oaks facility, a 162-bed residential treatment center located near Tampa, Florida after completing construction and receiving licensure.  The total construction cost of the River Oaks facility was $18.8 million.

Financing

On March 9, 2015, we entered into a five-year, $125.0 million senior secured credit facility with Bank of America, N.A., as administrative agent for the lenders party thereto (the “2015 Credit Facility”), which consists of a $50.0 million revolver and a $75.0 million term loan.  We used a portion of the proceeds from the $75.0 million term loan to repay $24.9 million of prior indebtedness.   On July 1, 2015, we borrowed $15.0 million under the revolver, and on August 7, 2015, we borrowed an additional $32.0 million under the revolver.  Proceeds were used to fund de novo development projects and acquisitions. For additional discussion related to the 2015 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

On October 2, 2015, we completed the closing of two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions). We drew down $25.0 million of subordinated convertible debt at closing and will use the proceeds to fund our active acquisition strategy, de novo pipeline and for other corporate purposes.  For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the three and nine months ended September 30, 2015 and September 30, 2014, approximately 90% of our client related revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and nine months ended September 30, 2015 and 2014, no single payor accounted for more than 15.2% and 15.9%, and 18.6% and 15.9% of our revenue reimbursements, respectively.

The following table summarizes the composition of our client related revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, and point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Detoxification and residential treatment services	30%	35%	30%	29%
Partial hospitalization and intensive outpatient treatment services	47%	39%	45%	39%
Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services[1]	23%	26%	25%	32%

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

Other Revenue.  Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired on July 2, 2015.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

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

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. During the second quarter of 2014, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for all client accounts covered by insurance. Based on the results of this analysis, including improvements noted in the credit quality of receivables aged 120-180 days, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. As a result, management revised the estimates used to establish the provision for doubtful accounts, effective as of the second quarter of 2014. This change in estimate reduced the reserve percentages applied to various aging classes of accounts receivable aged less than 360 days to more closely reflect actual collection and write-off history that we have experienced and expect to experience in the future.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Form 10-K filed with the SEC on March 11, 2015, our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2015, and elsewhere in this Form 10-Q and those described below:

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

The following table presents, for the nine months ended September 30, 2015, the average length of stay and average billed days with respect to detoxification and residential treatment services and partial hospitalization and intensive outpatient services of our commercial payor clients:

	Average
	Length of	Average
	Stay	Billed Days
Detoxification and residential treatment services	12	12
Partial hospitalization and intensive outpatient services	30	24

The average length of stay and average billed days with respect to our private pay clients, which is not separately allocated to any category of service is approximately 33 days for the nine months ended September 30, 2015, compared to 35 days for the nine months ended September 30, 2014.

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

Results of Operations

Comparison of Three Months ended September 30, 2014 to Three Months ended September 30, 2015

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2014 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$36,599	100.0	$53,695	93.6	$17,096	46.7
Other revenue	—	—	3,677	6.4	3,677	—
Total revenue	$36,599	100.0	57,372	100.0	$20,773	56.8

Operating expenses
Salaries, wages and benefits	15,625	42.7	23,777	41.4	8,152	52.2
Advertising and marketing	3,910	10.7	5,790	10.1	1,880	48.1
Professional fees	1,722	4.7	3,383	5.9	1,661	96.5
Client related services	2,789	7.6	4,438	7.7	1,649	59.1
Other operating expenses	4,064	11.1	5,695	9.9	1,631	40.1
Rentals and leases	536	1.5	1,583	2.8	1,047	195.3
Provision for doubtful accounts	2,180	6.0	5,366	9.4	3,186	146.1
Litigation settlement	118	0.3	859	1.5	741	628.0
Depreciation and amortization	1,209	3.3	1,921	3.3	712	58.9
Acquisition-related expenses	—	—	937	1.6	937	—
Total operating expenses	32,153	87.9	53,749	93.7	21,596	67.2
Income from operations	4,446	12.1	3,623	6.3	(823)	(18.5)
Interest expense, net (change in fair value of interest rate swaps of $324 and $137, respectively)	845	2.3	1,203	2.1	358	42.4
Other (income) expense, net	65	0.2	32	0.1	(33)	(50.8)
Income before income tax expense	3,536	9.7	2,388	4.2	(1,148)	(32.5)
Income tax expense	1,511	4.1	644	1.1	(867)	(57.4)
Net income	2,025	5.5	1,744	3.0	(281)	(13.9)
Less: net loss attributable to noncontrolling interest	433	1.2	708	1.2	275	63.5
Net income attributable to AAC Holdings, Inc. stockholders	2,458	6.7	2,452	4.3	(6)	(0.2)
BHR Series A Preferred Unit dividends	—	—	—	—	—	—
Net income available to AAC Holdings, Inc. common stockholders	$2,213	6.0	$2,452	4.3	$239	10.8

Client Related Revenue

Client related revenues increased $17.1 million, or 46.7%, to $53.7 million for the three months ended September 30, 2015 from $36.6 million for the three months ended September 30, 2014.  Revenues were positively impacted by an increase in average daily residential census, outpatient visits at our eight standalone outpatient centers, and an increase in high complexity lab testing. As a percentage of client related revenues, point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services were 26% and 23% for the three months ended September 30, 2015 and 2014, respectively

Our average daily residential census increased 36% to 560 clients for the three months ended September 30, 2015 from 413 clients for the three months ended September 30, 2014.  The increase in the residential average daily census was primarily driven by the 31 bed expansion at Forterus in January 2015, the Recovery First Acquisition, which added 56 beds, in February 2015, and the Oxford Centre Acquisition, which added 76 beds, in August 2015.

With the opening of the Desert Hope Outpatient Center in January 2015, the opening of the Greenhouse Outpatient Center in April 2015, the CSRI Acquisition in April 2015 (which added three standalone outpatient centers), and the Oxford Centre Acquisition in August 2015 (which added three standalone outpatient centers), we operated eight standalone outpatient centers as of September 30, 2015.  We had 4,329 outpatient visits at our eight standalone outpatient centers for the three months ended September 30, 2015.

On a sequential quarter basis, we experienced a decline of 12% in point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the three months ended September 30, 2015 compared to the three months ended June 30, 2015.  Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services as a percentage of client related revenues for three months ended September 30, 2015 and June 30, 2015 was 26% and 38%, respectively.  The decline as a percentage of client related revenues was primarily the result of a combination in a decrease in the number of tests performed on a per client basis and a decline in reimbursement rates for point-of-care testing and definitive laboratory services during the third quarter of 2015. We currently anticipate continued reimbursement pressure on point-of care testing and definitive laboratory services and as a result expect a marginal decline in point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services as a percentage of client-related revenues in subsequent quarters.

Other Revenue

Other revenue increased $3.7 million for the three months ended September 30, 2015 compared to zero other revenue for the three months ended September 30, 2014.  Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC, which was acquired on July 2, 2015.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $8.2 million, or 52.2%, to $23.8 million for the three months ended September 30, 2015 from $15.6 million for the three months ended September 30, 2014. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 670 employees, or 81%, to approximately 1,500 employees at September 30, 2015 from approximately 830 employees at September 30, 2014.  As a percentage of revenues, salaries, wages and benefits were 41.4% of total revenues for the three months ended September 30, 2015 compared to 42.7% of total revenues for the three months ended September 30, 2014.

Advertising and Marketing

Advertising and marketing expenses increased $1.9 million, or 48.1%, to $5.8 million for the three months ended September 30, 2015 from $3.9 million for the three months ended September 30, 2014. The increase in advertising and marketing expense was primarily driven by the continued expansion of our national advertising and marketing programs, including the acquisition of RSG and Taj Media in July 2015.  As a percentage of revenues, advertising and marketing expenses were 10.1% of total revenues for the three months ended September 30, 2015 compared to 10.7% of total revenues for the three months ended September 30, 2014.

Professional Fees

Professional fees increased $1.7 million, or 96.5%, to $3.4 million for the three months ended September 30, 2015 from $1.7 million for the three months ended September 30, 2014.  As a percentage of revenues, professional fees were 5.9% of total revenues for the three months ended September 30, 2015 compared to 4.7% of total revenues for the three months ended September 30, 2014.  The increase in professional fees was primarily related to approximately $1.4 million in professional fees associated with certain litigation costs in California.

Client Related Services

Client related services expenses increased $1.6 million, or 59.1%, to $4.4 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014. The increase in expense was primarily related to the growth in the average daily residential census to 560 for the three months ended September 30, 2015 from 413 for the three months ended September 30, 2014.  As a percentage of revenues, client related services expenses were 7.7% of total revenues for the three months ended September 30, 2015 compared to 7.6% of total revenues for the three months ended September 30, 2014.

Other Operating Expenses

Other operating expenses increased $1.6 million, or 40.1%, to $5.7 million for the three months ended September 30, 2015 from $4.1 million for the three months ended September 30, 2014. The increase was primarily the result of additional operating expenses associated with 31 bed expansion at Forterus in January 2015, the opening of the Desert Hope Outpatient Center in January 2015, the Recovery First Acquisition in February 2015, the opening of the Greenhouse Outpatient Center in April 2015, and the Oxford Centre

Acquisition in August 2015.   As a percentage of revenues, other operating expenses was 9.9% of total revenues for the three months ended September 30, 2015 compared to 11.1% of total revenues for the three months ended September 30, 2014.

Rentals and Leases

Rentals and leases increased $1.1 million to $1.6 million for the three months ended September 30, 2015 from $0.5 million for the three months ended September 30, 2014. The increase was primarily the result of increased rent as a result of the bed expansion at Forterus in January 2015, the Recovery First Acquisition in February 2015, the lease associated with our new corporate headquarters and call center beginning in June 2015, and the acquisitions of RSG and Taj Media in July 2015.  As a percentage of revenues, rentals and leases increased to 2.8% of total revenues for the three months ended September 30, 2015, compared to 1.5% of total revenues for the three months ended September 30, 2014.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $3.2 million to $5.4 million for the three months ended September 30, 2015 from $2.2 million for the three months ended September 30, 2014. As a percentage of total revenues, the provision for doubtful accounts was 9.4% of total revenues for the three months ended September 30, 2015 compared to 6.0% of total revenues for the three months ended September 30, 2014.  The increase in the provision doubtful accounts was primarily attributable to the increase on our days sales outstanding to 93 days at September 30, 2015 from 69 days at September 30, 2014.

On a sequential quarter basis, our days sales outstanding increased to 93 days at September 30, 2015 from 80 days at June 30, 2015.   Acquired accounts receivable primarily associated with the Oxford Centre Acquisition accounted for approximately 7 days of the increase in days sales outstanding with the remaining increase primarily related to certain timing issues related to our recent acquisitions such as finalizing and implementing payor agreements.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of September 30, 2015 and 2014:

	Current	31-180 Days	Over 180 Days	Total
September 30, 2015	28.8%	43.4%	27.8%	100.0%
September 30, 2014	27.5%	43.4%	29.1%	100.0%

Litigation Settlement

Litigation settlement expense increased $0.7 million to $0.9 million for the three months ended September 30, 2015 from $0.1 million for the three months ended September 30, 2014.  In the third quarter of 2015, we recognized an additional $0.7 million of litigation expense related to reserves established for the Horizon matter, and $0.2 million related to other settlements. Total reserves related to the Horizon matter at September 30, 2015 were $2.2 million. For further discussion of significant legal matters, see Note 16 to the Company’s Condensed Consolidated Financial Statements included in this quarterly report for further discussion.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million, or 58.9%, to $1.9 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014. As a percentage of revenues, depreciation and amortization expense was 3.3% of total revenues for each of the three months ended September 30, 2015 and 2014.

Acquisition-related Expense

Acquisition-related expense was $0.9 million for the three months ended September 30, 2015.   As a percentage of revenues, acquisition-related expense was 1.6% of total revenues for the three months ended September 30, 2015.  The acquisition-related expense for the three months ended September 30, 2015 was primarily related to professional fees and travel costs associated with our acquisition activity.   For the three months ended September 30, 2014, we did not recognize any acquisition-related expense.

Interest Expense

Interest expense increased by approximately $0.4 million, or 42.4%, to $1.2 million for the three months ended September 30, 2015 from $0.8 million for the three months ended September 30, 2014.   The increase in interest expense was primarily due to an increase in outstanding debt as partially offset by a reduction in interest rates.   The net impact of the increase in outstanding debt and the decrease in interest rates during the third quarter of 2015 was approximately $0.5 million.  Outstanding debt at September 30, 2015 was approximately $121.6 million compared to $46.4 million at September 30, 2014.   The interest rate on the $121.6 million outstanding under the 2015 Credit Facility was 2.83% at September 30, 2015.  Interest expense was also impacted by the change in fair value of the interest rate swaps of approximately $0.1 million during the third quarter of 2015, compared to $0.3 million in the third quarter of 2014, resulting in a $0.2 million decrease to interest expense quarter over quarter.  In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements had a combined initial notional amount of $22.1 million which fixed the interest rates over the life of interest rate swap agreements.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.

As a percentage of revenues, interest expense was 2.1% of total revenues for the three months ended September 30, 2015 compared to 2.3% of total revenues for the three months ended September 30, 2014.

Income Tax Expense

For the three months ended September 30, 2015, income tax expense was $0.6 million, reflecting an effective tax rate of 27.0%, compared to income tax expense of $1.5 million, reflecting an effective tax rate of 42.7% for the three months ended September 30, 2014.  The decrease in income tax expense and the effective tax rate is primarily related to a discrete item related to certain state income tax incentives recognized during the third quarter of 2015.

Net Loss Attributable to Noncontrolling Interest

For the three months ended September 30, 2015, net loss attributable to noncontrolling interest was $0.7 million compared to $0.4 million for the three months ended September 30, 2014, representing an increase in loss of $0.3 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.   During the three months ended September 30, 2015 and 2014, we consolidated six and five professional group VIEs, respectively.

Comparison of Nine months ended September 30, 2014 to Nine months ended September 30, 2015

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2014 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$95,802	100.0	$150,302	97.6	$54,500	56.9
Other revenue	—	—	3,677	2.4	3,677	—
Total revenue	$95,802	100.0	153,979	100.0	$58,177	60.7

Operating expenses
Salaries, wages and benefits	39,749	41.5	61,884	40.2	22,135	55.7
Advertising and marketing	10,989	11.5	15,527	10.1	4,538	41.3
Professional fees	6,617	6.9	6,713	4.4	96	1.5
Client related services	8,000	8.4	10,831	7.0	2,831	35.4
Other operating expenses	9,615	10.0	16,044	10.4	6,429	66.9
Rentals and leases	1,476	1.5	3,442	2.2	1,966	133.2
Provision for doubtful accounts	8,468	8.8	12,925	8.4	4,457	52.6
Litigation settlement	358	0.4	2,379	1.5	2,021	564.5
Depreciation and amortization	3,437	3.6	4,937	3.2	1,500	43.6
Acquisition-related expenses	—	—	2,917	1.9	2,917	—
Total operating expenses	88,709	92.6	137,599	89.4	48,890	55.1
Income from operations	7,093	7.4	16,380	10.6	9,287	130.9
Interest expense, net (change in fair value of interest rate swaps of $324 and $683, respectively)	1,550	1.6	2,426	1.6	876	56.5
Other (income) expense, net	80	0.1	(28)	—	(108)	(135.0)
Income before income tax expense	5,463	5.7	13,982	9.1	8,519	155.9
Income tax expense	2,370	2.5	5,003	3.2	2,633	111.1
Net income	3,093	3.2	8,979	5.8	5,886	190.3
Less: net loss attributable to noncontrolling interest	1,101	1.1	1,747	1.1	646	58.7
Net income attributable to AAC Holdings, Inc. stockholders	4,194	4.4	10,726	7.0	6,532	155.7
BHR Series A Preferred Unit dividends	(448)	(0.5)	(147)	(0.1)	301	(67.2)
Redemption of BHR Series A Preferred Units	—	—	(534)	(0.3)	(534)	—
Net income available to AAC Holdings, Inc. common stockholders	$3,746	3.9	$10,045	6.5	$6,299	168.2

Client Related Revenue

Client related revenues increased $54.5 million, or 56.9%, to $150.3 million for the nine months ended September 30, 2015 from $95.8 million for the nine months ended September 30, 2014.  Revenues were positively impacted by an increase in average daily residential census, outpatient visits at our eight standalone outpatient centers, and an increase in high complexity lab testing.

As a percentage of client related revenues, point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services were 32% and 26% for the nine months ended September 30, 2015 and 2014, respectively.   On a sequential quarter basis, we experienced a decline of 12% in point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services as a percentage of client-related revenues for the three months ended September 30, 2015 compared to June 30, 2015.    Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services as a percentage of client-related revenues for three months ended June 30, 2015 was 38%.  The decline as a percentage of client related revenues was related to a combination in a decrease in the number of tests performed on a per patient basis and a decline in reimbursement rates for point-of-care testing and definitive laboratory services during the third quarter of 2015. We currently anticipate continued reimbursement pressure on point-of care testing and definitive laboratory services and as a result expect a marginal decline in point-

of-care drug testing, definitive laboratory services, professional groups and other ancillary services as a percentage of client-related revenues in subsequent quarters.

Our average daily residential census increased by 35.8% to 527 clients for the nine months ended September 30, 2015 from 388 clients for the nine months ended September 30, 2014.  The increase in average daily census was driven by the 60 bed expansion of Greenhouse in July 2014, the 31 bed expansion at Forterus in January 2015, the Recovery First Acquisition, which added 56 beds, in February 2015, and Oxford Centre Acquisition, which added 76 beds, in August 2015.

With the opening of the Desert Hope Outpatient Center in January 2015, the opening of the Greenhouse Outpatient Center in April 2015, the CSRI Acquisition in April 2015 (which added three standalone outpatient centers), and the Oxford Centre Acquisition in August (which added three standalone outpatient centers), we now operate eight standalone outpatient centers.  We had 8,551 outpatient visits at our eight standalone outpatient centers for the nine months ended September 30, 2015.

Other Revenue

Other revenue increased $3.7 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014.  Other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses obtained through phone calls from online inquiries and click-throughs from our suite of websites and network ad campaigns through RSG, which we acquired in July 2015.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $22.1 million, or 55.7%, to $61.9 million for the nine months ended September 30, 2015 from $39.7 million for the nine months ended September 30, 2014.  The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 670 employees, or 81%, to approximately 1,500 employees at September 30, 2015 from approximately 830 employees at September 30, 2014. Also contributing to the increase was an increase in equity compensation of $1.4 million to $4.1 million for the nine months ended September 30, 2015 from $2.4 million for the nine months ended September 30, 2014.  As a percentage of revenues, salaries, wages and benefits were 40.2% of total revenues for the nine months ended September 30, 2015 compared to 41.5% of total revenues for the nine months ended September 30, 2014.

Advertising and Marketing

Advertising and marketing expenses increased $4.5 million, or 41.3%, to $15.5 million for the nine months ended September 30, 2015 from $11.0 million for the nine months ended September 30, 2014.  The increase in advertising and marketing expenses was primarily driven by the continued expansion of our national advertising and marketing programs, including the acquisitions of RSG and Taj Media in July 2015.  As a percentage of revenues, advertising and marketing expenses were 10.1% of total revenues for the nine months ended September 30, 2015 compared to 11.5% of total revenues for the nine months ended September 30, 2014.

Professional Fees

Professional fees were $6.7 million for the nine months ended September 30, 2015 compared to $6.6 million for the nine months ended September 30, 2014. As a percentage of revenues, professional fees were 4.4% of revenues for the nine months ended September 30, 2015 compared to 6.9% of total revenues for the nine months ended September 30, 2014.  The decrease in professional fees as a percentage of total revenues was primarily related to the elimination of customer and billing collection fees as a result of the CRMS Acquisition in April 2014, and as partially offset by approximately $1.4 million in professional fees incurred during the third quarter of 2015 associated with certain litigation in California.

Client Related Services

Client related service expenses increased $2.8 million, or 35.4%, to $10.8 million for the nine months ended September 30, 2015 from $8.0 million for the nine months ended September 30, 2014. The increase in expense was primarily related to increases in clinician fees paid due to the increase in average daily residential census to 527 for the nine months ended September 30, 2015 from 388 for the nine months ended September 30, 2014.   As a percentage of revenues, client related services expenses were 7.0% of total revenues for the nine months ended September 30, 2015 compared to 8.4% of total revenues for the nine months ended September 30, 2014.  The decline in client related services as a percentage of revenues is primarily related to increased revenues for high complexity lab testing for our facilities in Florida and California and increased other revenues which do not require client related services.

Other Operating Expenses

Other operating expenses increased $6.4 million, or 66.9%, to $16.0 million for the nine months ended September 30, 2015 from $9.6 million for the nine months ended September 30, 2014.  The increase was primarily the result of additional operating expenses associated with the 31 bed expansion at Forterus in January 2015, the opening of the Desert Hope Outpatient Center in January 2015, the Recovery First Acquisition in February 2015, the opening of the Greenhouse Outpatient Center in April 2015, and the Oxford Centre Acquisition in August 2015.  As a percentage of revenues, other operating expenses were 10.4% of total revenues for the nine months ended September 30, 2015 compared to 10.0% of total revenues for the nine months ended September 30, 2014.

Rentals and Leases

Rentals and leases increased $2.0 million, or 133.2%, to $3.4 million for the nine months ended September 30, 2015 from $1.5 million for the nine months ended September 30, 2014.  The increase was primarily the result of increased rent as a result of the bed expansion at Forterus in January 2015, the Recovery First Acquisition in February 2015, the lease associated with our new corporate headquarters and call center beginning in June 2015, and the acquisitions of RSG and Taj Media in July 2015.  As a percentage of revenues, rentals and leases were 2.2% of total revenues for the nine months ended September 30, 2015 compared to 1.5% of total revenues for the nine months ended September 30, 2014.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $4.5 million, or 52.6% to $12.9 million for the nine months ended September 30, 2015 from $8.5 million for the nine months ended September 30, 2014. As a percentage of revenues, the provision for doubtful accounts was 8.4% of total revenues for the nine months ended September 30, 2015 compared to 8.8% of total revenues for the nine months ended September 30, 2014.

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

Litigation Settlement

Litigation settlement expense increased $2.0 million to $2.4 million for the nine months ended September 30, 2015 from $0.4 million for the nine months ended September 30, 2014. The increase is primarily attributed to $2.2 million of litigation expense incurred in 2015 related to reserves established for the Horizon matter.  For further discussion of this matter, see Note 16 to the Company’s Condensed Consolidated Financial Statements included in this quarterly report.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million, or 43.6%, to $4.9 million for the nine months ended September 30, 2015 from $3.4 million for the nine months ended September 30, 2014.  The increase in depreciation and amortization expense was primarily attributable to additions of property and equipment and intangible assets, including as a result of recent acquisitions.  As a percentage of revenues, depreciation and amortization expense was 3.2% of total revenues for the nine months ended September 30, 2015 compared to 3.6% of total revenues for the nine months ended September 30, 2014.

Acquisition-related Expense

Acquisition-related expense was $2.9 million for the nine months ended September 30, 2015.   As a percentage of revenues, acquisition-related expense was 1.9% of total revenues for the nine months ended September 30, 2015.  The acquisition-related expense for the nine months ended September 30, 2015 was primarily related to professional fees and travel costs associated with our acquisition activity.   For the nine months ended September 30, 2014, we did not recognize any acquisition-related expense.

Interest Expense

Interest expense was $2.4 million for the nine months ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014.  The increase in interest expense was primarily due to an increase in outstanding debt as partially offset by a reduction in interest rates.  The net impact of the increase in outstanding debt and the decrease in interest rates during the nine months ended 2015 was approximately $0.5 million.  Outstanding debt at September 30, 2015 was approximately $121.6 million compared to $46.4 million at September 30, 2014.  The interest rate on the $121.6 million outstanding under the 2015 Credit Facility was 2.83% at September 30, 2015.  Interest expense was also impacted by the change in fair value of the interest rate swaps of approximately $0.7 million during the nine months ended September 30, 2015, compared to $0.3 million during the nine months ended September 30, 2014, resulting in a $0.4 million increase to interest expense period over period.  In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements had a combined initial notional amount of $22.1 million which fixed the interest rates over the life of interest rate swap agreements.  The Company has not designated the interest rate swaps as hedges and therefore changes in the fair value of the interest rate swaps are included in interest expense in the condensed consolidated income statements.

As a percentage of revenues, interest expense was 1.6% of total revenues for the nine months ended September 30, 2015 and 2014.

Income Tax Expense

For the nine months ended September 30, 2015, income tax expense was $5.0 million, reflecting an effective tax rate of 35.8%, compared to $2.4 million, reflecting an effective tax rate of 43.4%, for the nine months ended September 30, 2014. The decrease in the effective tax rate for the nine months ended September 30, 2015 was primarily attributable to a discrete item related to certain state income tax incentives recognized during the third quarter of 2015.

Net Loss Attributable to Noncontrolling Interest

For the nine months ended September 30, 2015, net loss attributable to noncontrolling interest was $1.7 million compared to net loss attributable to noncontrolling interest of $1.1 million for the nine months ended September 30, 2014, representing a $0.6 million change.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.   During the nine months ended September 30, 2014, we consolidated one real estate VIE, BHR, through April 15, 2014 at which point it became a wholly owned subsidiary; and five professional group VIEs.   During the nine months ended September 30, 2015, noncontrolling interest was comprised of six professional group VIEs.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under our 2015 Credit Facility, proceeds from issuances of our common stock and the issuance of subordinated debt. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

We anticipate that our current level of cash on hand and internally generated cash flows will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2014	2015	(Decrease)
Provided by operating activities	$5,796	$5,824	$28
Used in investing activities	(15,301)	(127,840)	(112,539)
Provided by financing activities	12,326	84,240	71,914
Net increase (decrease) in cash and cash equivalents	2,821	(37,776)	(40,597)
Cash and cash equivalents at end of period	$4,833	$10,764	$5,931

Net Cash Provided by Operating Activities

Cash provided by operating activities was $5.8 million for both the nine months ended September 30, 2015 and 2014.  Cash flows for operations for the nine months ended September 30, 2015 were positively impacted by net income, adjusted for non-cash expenses, as well as the timing of accounts payable and accrued liabilities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  These increases were offset by an increase in accounts receivable of $25.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 and by approximately $4.8 million of increased cash outflows related to certain litigation in California, of which $1.4 million was expensed during the three months ended September 30, 2015.  The increase in accounts receivable was primarily related to an increase in revenues for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.   Also contributing to the increase in accounts receivable were increases related to billing and collection delays associated with our recent acquisitions.  Working capital totaled $44.6 million at September 30, 2015 and $63.2 million at December 31, 2014.

Net Cash Used in Investing Activities

Cash used in investing activities was $127.8 million for the nine months ended September 30, 2015, an increase of $112.5 million compared to cash used in investing activities of $15.3 million for the nine months ended September 30, 2014.  The increase was primarily related to the business acquisitions and de novo activity during 2015, including $35.0 million for The Oxford Centre, $32.5 million for RSG, $13.5 million for the purchase of a property in Aliso Viejo, California, $13.1 million for Recovery First, $6.4 million for the purchase of a property in Ringwood, New Jersey, and $2.2 million for Taj Media, with the remaining amount related to continuing costs associated with our de novo projects and completion of our new corporate headquarters.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $84.2 million for the nine months ended September 30, 2015, an increase of $71.9 million compared to cash provided by financing activities of $12.3 million for the nine months ended September 30, 2014.  The increase was primarily related to net proceeds from the 2015 Credit Facility of $120.8 million as partially offset by the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $26.5 million and repayments of subordinated notes payable of $0.9 million.

Financing Relationships

2015 Credit Facility

For a summary of the terms of our 2015 Credit Facility, see Note 11 to the accompanying Condensed Consolidated Financial Statements.

We used approximately $24.9 million of the proceeds from the $75.0 million term loans to repay in full the outstanding real estate debt, certain equipment loans and certain capital leases. We did not incur any significant early termination fees.

On July 1, 2015 and August 7, 2015, we borrowed $15.0 million and $32.0 million, respectively, under the $50.0 million revolver portion of the 2015 Credit Facility.  Proceeds from these borrowings were primarily used to fund acquisitions and de novo development projects.

As of September 30, 2015, we had $47.0 million outstanding under our revolver and $74.1 million outstanding on our term loan.  As of September 30, 2015, our availability under the revolver portion of the 2015 Credit Facility was $1.0 million, net of $2.0 million in standby letters of credit issued for various corporate purposes and are secured by the Company’s revolver. The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders.

Deerfield Financing

On October 2, 2015, we completed the closing of two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”).  The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions).  We drew down $25.0 million of subordinated convertible debt at closing and will use the proceeds to fund our active acquisition strategy, our de novo pipeline and for other corporate purposes.

The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of our common stock at $30.00 per share. In addition, we may borrow up to $25.0 million of unsecured subordinated debt that will bear interest at an annual rate of 12.0% and mature on September 30, 2020. The $25.0 million of unsecured subordinated debt may be drawn for acquisition financing through September 30, 2016 and can be repaid under certain conditions without penalty prior to October 2, 2017.

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

Related Party Notes Payable

During 2015, we had outstanding notes payables resulting from the seller financing of the TSN Acquisition.  On August 31, 2015, one of the notes payable was paid in full.  The remaining note payable which constitutes a balloon payment was amended, which required a principal payment of $0.3 million on date of execution of the amendment, extended the maturity date to February 29, 2016, and increased the interest rate to 6.25%.  The amount outstanding on these borrowings at September 30, 2015 was $1.2 million.

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

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 4.47% to 6.25% and have maturity dates from December 2015 through March 2019. Total obligations under capital leases at September 30, 2015 were $0.5 million, of which $0.2 million was included in the current portion of long-term debt.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at September 30, 2015. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

AAC has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC will also provide financial support to each Professional Group on an as-needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the six Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through October 2018. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $1.6 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2015 consisted of $121.1 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements have initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of the interest rate swap agreements at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.0 million on an annual basis based upon our borrowing level at September 30, 2015.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 16 to the Company’s Condensed Consolidated Financial Statements included in this quarterly report and incorporated by reference in this Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

In addition to the other information contained in this Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and subsequent filings with the SEC.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 2, 2015, we issued $25.0 million in aggregate principal of 2.5% subordinated convertible notes (the “Convertible Notes”) to certain affiliates of Deerfield Management Company, L.P. The Convertible Notes are convertible at any time into shares of our common stock at a conversion price of $30.00 per share.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On August 31, 2015, AAC entered into a Note Modification Agreement (the “Modification”) with Michael Blackburn, our Vice President of Business Development, that amended that certain Amended and Restated Subordinated Promissory Note dated April 2, 2013 issued by AAC and payable to the order of Michael Blackburn (the “Subordinated Note”). The Modification amended the Subordinated Note to (i) increase the annual interest rate from 3.125% to 6.250% and (ii) extend the maturity date from August 31, 2015 to February 29, 2016. In connection with the Modification, AAC paid Michael Blackburn $250,000 of the outstanding principal balance of the Subordinate Note. The foregoing description of the Modification does not purport to be complete and is qualified in its entirety by reference to the Modification, a copy of which is filed herewith as Exhibit 10.8 and incorporated herein by reference.

On November 9, 2015, AAC entered into a Non-Exclusive Aircraft Lease Agreement (the "Aircraft Lease") with AMC, Inc., an entity beneficially owned by Michael T. Cartwright, our Chairman and Chief Executive Officer. Pursuant to the Aircraft Lease, we will from time to time use an airplane owned by AMC, Inc. in the ordinary course of business, and will pay an hourly rate for use of the airplane plus all fuel costs and certain maintenance costs. The Aircraft Lease has an initial term of one year and renews automatically for successive one-year periods. For further discussion of the Aircraft Lease, see Note 14 to our Condensed

Consolidated Financial Statements included in this quarterly report. The foregoing description of the Aircraft Lease does not purport to be complete and is qualified in its entirety by reference to the Aircraft Lease, a copy of which is filed herewith as Exhibit 10.7 and incorporated herein by reference.

Item 6.    Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: November 10, 2015

EXHIBIT INDEX

Number	Exhibit Description
2.1†

Amendment to the Asset Purchase Agreement, dated August 10, 2015, by and among American Addiction Centers, Inc., Oxford Treatment Center, LLC, BHR Oxford Real Estate, LLC, The Oxford Centre, Inc. and River Road Management, LLC (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 12, 2015 and incorporated herein by reference).

10.1

Facility Agreement, dated as of October 2, 2015, by and among AAC Holdings, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.2	Form of Convertible Note (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).
10.3	Form of Acquisition Note (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).
10.4

Guaranty, dated as of October 2, 2015, by each Guarantor in favor of Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.5

Registration Rights Agreement, dated as of October 2, 2015, by and among AAC Holdings, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.6

Second Amendment to Credit Agreement dated as of October 2, 2015, by and among AAC Holdings, Inc., certain Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.7*	Non-Exclusive Aircraft Lease Agreement, dated as of November 1, 2015, by and between AMC, Inc. and American Addiction Centers, Inc.
10.8*	Note Modification Agreement, dated as of August 31, 2015, by and between American Addiction Centers, Inc. and Michael Blackburn.
31.1*	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Kirk R. Manz, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Kirk R. Manz, Chief Financial Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
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