Form 10-K
period 2015-12-31
AAC Holdings, Inc.
filed 2016-03-09
CIK 1606180

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36643

AAC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2496142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Powell Place

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of $43.56 on that date), was approximately $235,100,000.  Common stock held by each officer and director and by each person known to the registrant who owned 5% or more of the outstanding common stock has been excluded in that such persons may be deemed affiliates.   This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2016, there were 22,985,364 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

AAC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless we indicate otherwise or the context requires, “we,” “our,” “us” and the “company” refer, prior to the Reorganization Transactions discussed below, to American Addiction Centers, Inc. and, after the Reorganization Transactions, to AAC Holdings, Inc., in each case together with their consolidated subsidiaries, respectively. The term “Holdings” refers to AAC Holdings, Inc. and the term “AAC” refers to American Addiction Centers, Inc.

Item 1. Business.

Company Overview

We believe we are a leading provider of inpatient substance abuse treatment services for individuals with drug and alcohol addiction. As of December 31, 2015, we operated nine residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 897 beds, which included 482 licensed detoxification beds. We also operate nine standalone outpatient centers. As of December 31, 2015, we had under development a 93-bed chemical dependency recovery hospital (“CDRH”) near Aliso Viejo, California. In addition, we are in the process of expanding our Recovery First facility in the Fort Lauderdale, Florida area to accommodate 22 additional detoxification beds and are also expanding the Oxford Centre facility to accommodate 44 additional residential beds and 48 sober living beds. In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostic laboratory services and provide physician services to our clients.

The majority of our approximately 1,600 employees are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

We believe we are also one of the largest internet marketers in the addiction treatment industry with respect to website visits and leads generated. Following our acquisition of Referral Solutions Group, LLC (“RSG”) on July 2, 2015, combined with our existing internet assets, we now operate a broad portfolio of internet assets that services millions of website visits each month. RSG, through its wholly owned subsidiary Recovery Brands, a leading publisher of “authority” websites such as Rehabs.com and Recovery.org, serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

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

We have demonstrated the ability to grow our business organically and generate attractive returns on investments with our de novo developments and acquisitions. Our three completed de novo developments, Greenhouse, Desert Hope and River Oaks, added 440 total beds on a combined basis.   Greenhouse and Desert Hope each achieved profitability within the first year of its respective opening and it is currently expected that River Oaks will achieve profitability within the first year of its October 2015 opening. During 2015, we completed four acquisitions which added a total of 249 residential beds and seven standalone outpatient centers.

Our net revenues have increased to $212.3 million in 2015 from $133.0 million in 2014, representing a growth rate of 60%. In addition, for the years ended December 31, 2015 and 2014, we had $44.3 million and $21.1 million in Adjusted EBITDA, respectively, representing a growth rate of 110%.  For the years ended December 31, 2015 and 2014, net income attributable to AAC Holdings, Inc. stockholders was $11.2 million and $7.6 million, respectively, representing a 47% growth rate. For the years ended December 31, 2015 and 2014, approximately 90% of our revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, and the remaining portion was payable directly by our clients. We currently do not receive any revenues from Medicare and Medicaid programs. See “Selected Financial Data” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.

Our History

Holdings was incorporated in the first quarter of 2014 and completed the following transactions in the second quarter of 2014, which are collectively referred to as the “Reorganization Transactions”:

•

a voluntary private share exchange with certain stockholders of AAC, whereby holders representing 93.6% of the outstanding shares of common stock of AAC exchanged their shares on a one-for-one basis for shares of Holdings common stock, which we refer to as the “Private Share Exchange”;

•

the acquisition of all of the outstanding common membership interests of Behavioral Healthcare Realty, LLC, or BHR, an entity controlled by related parties, which owns all the outstanding equity interests of Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and The Academy Real Estate, LLC, which entities which owned at the time of the acquisition the Desert Hope, Greenhouse and Riverview, Florida properties, respectively, in exchange for $3.0 million in cash, the assumption of a $1.8 million term loan and 820,124 shares of Holdings common stock, representing 5.2% of our outstanding common stock as of June 30, 2014, which we refer to as the “BHR Acquisition”; and

•

the acquisition of all of the outstanding membership interests of Clinical Revenue Management Services, LLC, or CRMS, an entity controlled by related parties, which provides client billing and collection services for AAC, in exchange for $0.5 million in cash and 234,324 shares of Holdings common stock, representing 1.5% of our outstanding common stock as of June 30, 2014, which we refer to as the “CRMS Acquisition”.

After the Reorganization Transactions, Holdings owned (i) 93.6% of the then outstanding common stock of AAC, (ii) 100% of the outstanding common membership interests in BHR, which represented 100% of the voting rights in BHR, and (iii) 100% of the outstanding membership interests in CRMS.

In October 2014, we completed the initial public offering (“IPO”) of 5,750,000 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase an additional 250,000 shares from us and 500,000 shares from certain selling stockholders.  Our net proceeds from the IPO were approximately $68.8 million, after deducting underwriting discounts and commissions and other offering costs.

Following our IPO, in November 2014, Holdings completed a subsidiary short-form merger with AAC and a wholly-owned merger subsidiary whereby the legacy holders of AAC common stock who did not participate in the Private Share Exchange received 1.571119 shares of Holdings common stock for each share of AAC common stock owned at the effective time of the merger (for an aggregate of approximately 293,040 shares of Holdings common stock).  As a result of the short-form merger, AAC is a wholly-owned subsidiary of Holdings.

Business Strategy

We have developed our company and the American Addiction Centers national brand through substantial investment in our facilities, our clinical expertise, our professional staff and our national sales and marketing program. We anticipate a number of factors will continue to accelerate demand for our services, including increased awareness and de-stigmatization of substance abuse treatment and recent healthcare reform improving access to care, particularly for young adults now able to access their parents’ insurance. We seek to extend our position as a leading provider of treatment for drug and alcohol addiction by executing the following growth strategies:

•

Improve census at existing facilities. We seek to improve census and client demand by increasing our client leads through our multi-faceted sales and marketing program, consisting of our national sales team, recommendations from alumni and healthcare professionals, internet, television and print advertising and potential client inquiries. As a result of our acquisition of RSG, we expect to significantly increase our inbound call volume at a cost per call lower than our historical marketing expenditures. By utilizing multiple sales and marketing channels, we generate significant inbound call volume from potential clients and the people close to them, and our consultative call center approach enables us to effectively identify and enroll qualified clients.

•

Expand capacity at existing residential and standalone outpatient facilities. As our client demand increases, we seek opportunities to expand capacity at our existing facilities. When market conditions indicate, we anticipate selectively increasing our number of residential beds, expanding our clinical facility space, expanding our sober living bed capacity and hiring additional clinical staff to enable us to provide services to additional clients. In January 2015, we expanded capacity at our Forterus facility in Temecula, California with the addition of 31 beds, including 24 detoxification beds. In addition, we are in the process of expanding our Recovery First facility to accommodate 22 additional detoxification beds and expanding our Oxford Centre facility to accommodate 44 additional residential beds and 48 sober living beds.

•

Pursue de novo development of facilities. De novo development plays an important role in the growth of our facility base. Our de novo facility development consists of either building a new facility from the ground up or acquiring an existing facility with an alternative use and repurposing it as a substance abuse treatment facility. We have developed three full-service residential treatment facilities: Greenhouse, a former luxury spa in Dallas, Texas, Desert Hope, a former assisted living facility in Las Vegas, Nevada and River Oaks, a former adolescent behavioral facility in Riverview (Tampa area), Florida. We believe the success of our Greenhouse, Desert Hope and River Oaks facilities provides us with the experience to develop additional premium facilities across the United States with comparable scale, capabilities and quality.

On February 24, 2015, we completed the acquisition of the Ringwood property. We expect to develop the Ringwood property into an inpatient facility with approximately 150 beds.

We also completed the acquisition of a memory care hospital in Aliso Viejo, California in April 2015. We began renovation and rehabilitation of the 93 bed facility in the second quarter of 2015 and expect to apply for a license to operate the facility as a CDRH. We anticipate that we will invest approximately $5.0 million for renovations and construction and have a targeted completion date of the second quarter of 2016.

•

Opportunistically pursue acquisitions of individual treatment facilities and multi-facility operations. We selectively seek opportunities to expand and diversify our geographic presence, service offerings, and the portion of the population that can access our services based on their individual healthcare coverage through acquisitions. For example, five of the six acquisitions we have announced and/or completed since the completion of our IPO have involved the acquisition of in-network providers.  Over time, we plan to establish and maintain more of a balance between the number of in-network and out-of-network facilities/beds we operate and complement our commercial offerings with private-pay facilities as well. IBISWorld estimates that there were approximately 15,000 mental health and substance abuse treatment facilities in operation in 2015, most of which are small, regional operations. We believe this high level of fragmentation presents us with the opportunity to acquire facilities or small providers and upgrade their treatment programs and facilities to improve client care and as a result improve our operating metrics. We believe that our brand recognition, marketing platform and referral network will enable us to improve census at acquired facilities.

•

Expand outpatient operations. We actively pursue opportunities to add outpatient centers to complement our broader network of residential treatment facilities.   We believe expanding our reach by acquiring or developing premium outpatient facilities of a quality consistent with our inpatient services will further enhance our brand and our ability to provide a more comprehensive suite of services across the spectrum of care. Outpatient centers are expected to be an increasingly important source of leads for our residential programs as we believe a portion of clients receiving outpatient treatment will ultimately need a higher level of care. Moreover, we believe this will position us to better serve those clients whose payors require outpatient treatment as a prerequisite to any inpatient treatment. We also provide sober living accommodations to clients completing treatment at lower levels of care. These sober living arrangements enable us to utilize existing beds for clients requiring higher levels of care while still providing an interim environment for clients transitioning from residential treatment centers to lower levels of care and eventually back to their former living arrangements. We expect our sober living accommodations to grow as a complement to our expanding outpatient services.

We received licensure for our Las Vegas, Nevada outpatient facility in January 2015 and immediately began seeing clients, and we received licensure for our Arlington, Texas outpatient facility in February 2015 and began seeing clients in April 2015. We developed these outpatient centers to provide additional programming space for our nearby residential facilities. In addition, on April 17, 2015, we acquired the assets of Clinical Services of Rhode Island (“CSRI”), which added three in-network outpatient centers in Rhode Island, on August 10, 2015, we acquired the assets of The Oxford Centre, which added three outpatient centers in Mississippi, and on October 1, 2015, we acquired Sunrise House which added one additional in-network outpatient center in New Jersey. In addition, on December 10, 2015, we entered into a definitive agreement to acquire Wetsman Forensic, L.L.C. and certain of its affiliates, which collectively operate seven in-network outpatient centers, and on the same date entered into a definitive agreement to acquire Solutions Recovery, Inc. and certain of its affiliates, which collectively operate three in-network outpatient centers.  We are also in the process of expanding Oxford Centre to accommodate 48 sober living beds.

•

Target complementary growth opportunities. There are additional growth opportunities that we may selectively pursue that are complementary to our current business. These may include, without limitation, providing pharmacy and laboratory services, expanding licensure of existing facilities, treating other mental health and wellness disorders, providing services to other substance abuse treatment providers and expanding other ancillary services. For example, our high complexity, mass spectrometry laboratory, Addiction Labs of America, is capable of providing diagnostic drug testing services in 44 states, including California, Florida, Mississippi, Nevada, New Jersey, Rhode Island and Texas, where we currently have operating facilities. We are also aggressively pursuing acquisitions of technology and other assets to enhance our marketing efforts and allow us to improve our referral base. We completed the acquisition of RSG in July 2015, which, combined with our existing internet assets, created a broad portfolio of internet assets that services millions of website visits each month. As a result, we believe we are one of the largest internet marketers in the addiction treatment industry with respect to website visits and leads generated.

Our Services and Solutions

We provide quality, comprehensive and compassionate care to adults struggling with alcohol and/or drug abuse and dependence as well as co-occurring mental health issues. We maintain a research-based, disciplined treatment plan for all clients with schedules designed to engage the client in an enriched recovery experience. Our purpose and passion is to empower the individual, their families and the broader community through the promotion of optimal wellness of the mind, body and spirit.

Our curriculum, which is peer reviewed and research-based, has been recognized as one of our program strengths by the Commission on Accreditation of Rehabilitation Facilities, or CARF, a leader in the promotion and accreditation of quality, value and optimal outcomes of service. In particular, research studies show that certain aspects of our treatment programs, such as offering longer treatment stays, are effective for producing long-term recovery. In addition, we offer a variety of forms of therapy types and settings and related services that the National Institute on Drug Abuse has recognized as effective. We offer the following types of therapy: motivational interviewing, cognitive behavioral therapy, rational emotive behavior therapy, dialectical behavioral therapy, solution-focused therapy, eye movement desensitization and reprocessing, and systematic family intervention. Our variety of therapy settings includes individual, group, family, recovery-oriented challenge, expressive (with a focus on music and art) and equine and trauma therapies.

We offer a full spectrum of treatment services to clients, based upon individual needs as assessed through comprehensive evaluations at admission and throughout participation in the program. The assignment to, and frequency of, services corresponds to individualized treatment plans within the context of the level of care and treatment intensity level.

Detoxification: Detoxification is usually conducted at an inpatient facility for clients with physical or psychological dependence. Detoxification services are designed to clear toxins out of the body so that the body can safely adjust and heal itself after being dependent upon a substance. Clients are medically monitored 24 hours per day, seven days per week by experienced medical professionals who work to alleviate withdrawal symptoms through medication, as appropriate. We provide detoxification services for several substances including alcohol, sedatives and opiates.

Residential Treatment: Residential care is a structured treatment approach designed to prepare clients to return to the general community with a sober lifestyle, increased functionality and improved overall wellness. Treatment is provided on a 24 hours per day, seven days per week basis, and services generally include a minimum of two individual therapy sessions per week, regular group therapy, family therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management and recreational activities. Medical and psychiatric care is available to all clients, as needed, through our contracted professional physician groups.

Partial Hospitalization: Partial hospitalization is a structured program providing care at least five days a week for no fewer than six hours a day. This program is designed for clients who are stable enough physically and psychologically to participate in everyday activities, but who still require a degree of medical monitoring. Services include a minimum of weekly individual therapy, regular group therapy, family education and therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management and off-site recovery meetings and activities. Medical and psychiatric care is available to all clients, as needed, through our contracted professional physician groups.

Intensive Outpatient Services: Less intensive than the aforementioned levels of care, intensive outpatient services is a structured program providing care three days a week for three hours per day at a minimum. Designed as a “step down” from partial hospitalization, this program reinforces progress and assists in the attainment of sobriety, reduction of detrimental behaviors and improved overall wellness of clients while they integrate and interact in the community. Services include weekly individual therapy, group therapy, family education and therapy, didactic and psycho-educational groups, case management, off-site recovery meetings and activities, and intensive transitional and aftercare planning.

Ancillary Services: In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostic laboratory services.  We also provide physician services to our clients through the Professional Groups.  We believe drug testing of clients is an important component of substance abuse treatment. Clients are tested for illicit substances upon admission and thereafter on a random basis and as otherwise determined to be medically necessary.  We process drug testing for all of our facilities at our laboratory using time of flight mass spectrometry technology located in Brentwood, Tennessee.

Sober Living Facilities: To facilitate our growing outpatient business, we provide sober living arrangements that serve as an interim environment for clients transitioning from residential treatment centers to lower levels of care and eventually back to their former living arrangements. Sober living facilities enable us to utilize existing beds for clients requiring higher levels of care, while still providing housing for clients completing outpatient treatment programs. We have contracted with providers of sober living accommodations and, in situations where third party sober living arrangements are not available, we have leased housing to provide such accommodations to our clients. We typically provide transportation between sober living housing and our outpatient centers.  We expect that we will continue to rely on sober living facilities as a complement to the expansion of our outpatient services.

Depending on the specific needs of our client census at any given time, we are able to repurpose certain beds within a treatment facility to provide varying levels of care, subject to licensure requirements. As a result, rather than tracking the number of beds within a given level of care at any one time, management records and evaluates the number of billed days for each level of care over a given period of time. For instance, detoxification and residential treatment levels of care feature higher per day gross client charges than partial hospitalization and intensive outpatient levels of care but also require greater levels of more highly trained medical staff. For the year ended December 31, 2015, detoxification and residential treatment services accounted for 38% of total billed days, and partial hospitalization and intensive outpatient services accounted for the remaining 62% of total billed days. For the year ended December 31, 2014, detoxification and residential treatment services accounted for 27% of total billed days, and partial hospitalization and intensive outpatient services accounted for the remaining 73% of total billed days.

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

In addition, we believe drug testing of clients is an important component of substance abuse treatment. Clients are tested for substances at our facilities upon admission, on a random basis, and as otherwise determined to be medically necessary. Drug test samples are obtained at our facilities and sent to an off-site laboratory for analysis.  Currently, we process drug testing for all of our facilities at our laboratory using time of flight mass spectrometry technology located in Brentwood, Tennessee. We believe we utilize industry standard practices for drug testing and laboratory services.

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

We believe in tracking clinical outcomes.  We have entered into a partnership with Centerstone Research Institute to conduct independent three-year longitudinal outcome studies on the effectiveness of our clinical approach. We are currently in the early stages of data gathering, and we anticipate reviewing our initial findings in 2016.

Facilities

As of December 31, 2015, we operated nine residential substance abuse treatment facilities and nine standalone outpatient substance abuse treatment facilities located throughout the United States. The following table presents information, as of December 31, 2015, about our network of substance abuse treatment facilities, including current facilities, facilities under development, and properties under contract:

						Real Property
		Out-of-Network/	Capacity	First Clients	Treatment	Leased /
Facility Name	Location	In-Network	(beds)(1)	Served	Certifications(2)	Owned
California
Forterus	Temecula	Out-of-Network	107	2004	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	Out-of-Network	36	2010	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	Out-of-Network	93(3)	Under Development(3)	DTX, RTC, PHP, IOP(3)	Owned

Florida
Singer Island	West Palm Beach	Out-of-Network	65	2012	PHP, IOP	Leased
Recovery First	Fort Lauderdale	In-Network	63(4)	2015	DTX, RTC, PHP, IOP	Owned / Leased
River Oaks	Riverview (Tampa area)	Out-of-Network	162	2015	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	In-Network	32	Under Contract (5)	DTX, RTC, PHP, IOP(5)	Leased
Townsend Outpatient Center	Lafayette	In-Network	n/a	Under Contract (5)	IOP(5)	Leased
Mississippi
The Oxford Centre	Etta	Out-of-Network	76(6)	2015	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient	Oxford, Tupelo, and Olive Branch	Out-of-Network	n/a	2015	IOP	Leased
Nevada
Desert Hope	Las Vegas	Out-of-Network	148	2013	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	Out-of-Network	n/a	2015	IOP	Owned
Solutions Treatment Center	Las Vegas	In-Network	70	Under Contract (7)	DTX, RTC, PHP, IOP(7)	Owned
New Jersey
Sunrise House	Lafayette (New York City area)	In-Network	110	2015	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Mountainside	In-Network	n/a	2015	IOP	Leased
TBD	Ringwood (New York City area)	Out-of-Network	150(8)	Pending Development(8)	DTX, RTC, PHP, IOP(8)	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown,	In-Network	n/a	2015	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	Out-of-Network	130	2012	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	Out-of-Network	n/a	2015	IOP	Owned

(1)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(3)

On April 1, 2015, we acquired a memory care hospital in Aliso Viejo, California.  We began renovation and rehabilitation of the facility in the second quarter of 2015 and currently anticipate completing these renovations in the first half of 2016.  We expect to apply for a license to operate this facility as a CDRH. Treatment certifications reflect our expectations.

(4)

On February 20, 2015, we acquired Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services. Recovery First operates a 63-bed in-network, inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area which includes 20 licensed detoxification beds. As of December 31, 2015, we are developing an additional 22 detoxification beds at this facility.

(5)

On December 10, 2015, we entered into a definitive agreement to acquire the assets of Wetsman Forensic Medicine, L.L.C. and certain of its affiliates (“Townsend”) for $12.75 million in cash and $8.5 million in restricted shares of our common stock (the “Townsend Acquisition”). We currently anticipate closing the Townsend Acquisition, which is subject to certain customary closing conditions, including obtaining the receipt of governmental approvals and licenses necessary to operate the business, in the second quarter of 2016. Treatment certifications reflect our expectations.

(6)

On August 10, 2015, we acquired The Oxford Centre, Inc. (the “Oxford Centre”), a Mississippi-based provider of substance abuse treatment and rehabilitation services. The Oxford Centre operates a 76-bed inpatient substance abuse treatment facility in the Oxford, Mississippi area. We are currently developing an additional 44 residential beds at this facility and developing 48 sober living beds for outpatient services.

(7)

On December 10, 2015, we entered into a definitive agreement to acquire the assets of Solutions Recovery, Inc. and certain of its affiliates (“Solutions Recovery”) for $6.75 million in cash and $6.25 million in restricted shares of our common stock (the “Solutions Recovery Acquisition”). We currently anticipate closing the Solutions Recovery Acquisition, which is subject to certain customary closing conditions, including obtaining the receipt of governmental approvals and licenses necessary to operate the business, in the second quarter of 2016. Treatment certifications reflect our expectations.

(8)	We acquired this property on February 24, 2015. Treatment certifications reflect our expectations.

In addition, we lease approximately 102,000 square feet of office space located in Brentwood, Tennessee for our new corporate headquarters and call center. The initial term of the lease is for ten years, with one option to extend the lease for five years. We also lease approximately 11,000 square feet of laboratory space in Brentwood, Tennessee to perform quantitative drug testing and other laboratory services that support our treatment facilities. The lease for our laboratory space expires in May 2018.

New Property Developments and Acquisitions

For a discussion of our facilities under development and recent acquisitions, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Property Developments and Acquisitions”.

Sales and Marketing

Sales and marketing supports the development of our brand and advances our comprehensive lead-generation platform.  The primary sources of our new clients include:

•

National Sales Force.  We deploy and manage a sales force of over 60 representatives nationwide that focuses primarily on marketing to hospitals, other treatment facilities, employers, unions, alumni and employee assistance programs.  In addition, our varied facilities located across the United States allow us to reach a broad audience of potential clients and their families and build a nationally recognized brand.  This nationally branded, multi-channel approach has helped increase our number of admitted clients from 4,728 in 2014 to 7,763 in 2015, an increase of 64%.

•

Recommendations by Alumni.  We often receive new clients who were directly referred to our facilities by our alumni as well as their friends and families.  As our national brand continues to grow and our business continues to increase, we believe our alumni will become an increasingly important source of business for us.

•

Internet, Television and Print Advertising. Advertising through various media represents another important opportunity to obtain new clients as well as to develop our national brand.  We maintain and run a series of television commercials that promote our facilities and overall capabilities and also maintain a strong presence on the internet. As a result of the acquisition of RSG, combined with our existing internet assets, we now operate a broad portfolio of internet assets that services millions of website visits each month.  RSG, through Recovery Brands, owns a portfolio of “authority” websites such as Rehabs.com and Recovery.org that serve families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities. By sponsoring these websites and providing help lines for site visitors, we expect to increase our inbound call volume.  We have made further advertising efforts in radio spots, newspaper articles, medical journals and other print media with the intent to build our integrated, national brand.

Call Center Operations

We maintain a 24 hours per day, seven days per week call center currently staffed by over 100 employees. Our centralized call center is situated at our corporate headquarters in Brentwood, Tennessee, and focuses on enrolling clients identified by our sales and marketing activities into new client admissions.  As part of its role, the call center team conducts benefits verification and handles all communication with insurance companies, completes client assessments, begins the pre-certification process for treatment authorization, chooses the proper treatment facility for the client’s clinical and financial needs and assists clients with arrangements and logistics.

Professional Groups

We are affiliated with a professional group (the “Professional Groups”) in six of the states in which we currently operate.  These Professional Groups engage physicians and mid-level service providers and provide professional services to our clients through professional services agreements with each treatment facility.  Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility.  The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates.  Each of the professional services agreements has a term of five years and will automatically renew for additional one year periods.  For additional information related to the Professional Groups, see Note 2 to our audited financial statements included elsewhere in this report.

Competition

We believe we are one of the largest for-profit companies focused on substance abuse treatment in the United States.  According to IBISWorld, approximately 77% of all substance abuse treatment clinics in the United States have a single location, and approximately 57% of all substance abuse treatment clinics have fewer than 20 employees.  Many of the largest for-profit addiction treatment providers operate in the broader behavioral healthcare sector without focusing primarily on substance abuse.  We believe our size and core focus on substance abuse treatment provide us with an advantage over competitors in terms of building our brand and marketing our platform to potential clients.

The market for mental health and substance abuse treatment facilities is highly fragmented with approximately 15,000 different facilities providing services to the adult and adolescent population, of which only 35% are operated by for-profit organizations.  Our residential treatment facilities compete with several national competitors and many regional and local competitors.  Some of our competitors are government entities and supported by tax revenues, and others are non-profit entities that are primarily supported by endowments and charitable contributions.  We do not receive financial support from these sources.  Some larger companies in our industry, including Acadia Healthcare Company, Inc. and its subsidiary CRC Health Corp., compete with us on a national scale and offer substance abuse treatment services among other behavioral healthcare services.  To a lesser extent, we also compete with other providers of substance abuse treatment services, including other inpatient behavioral healthcare facilities and general acute care hospitals.

We believe the primary competitive factors affecting our business include:

•	quality of clinical programs and services;

•	reputation and brand recognition;

•	overall aesthetics of the facilities;

•	amenities offered to clients;

•	relationships with payors and referral sources;

•	sales and marketing capabilities;

•	information systems and proprietary data analytics;

•	senior management experience; and

•	national scope of operations.

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

The laws and regulations that affect substance abuse treatment providers are complex, and change frequently.  We must regularly review our organization and operations and make changes as necessary to comply with changes in the law or new interpretations of laws or regulations. Significant public attention has focused on the healthcare industry, including attention to the conduct of industry participants and the cost of healthcare services. In recent years, there have been heightened coordinated civil and criminal enforcement efforts relating to the healthcare industry by both federal and state government agencies. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other healthcare providers. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity.

We believe we are in substantial compliance with all applicable laws and regulations and, except for the ongoing California matter, are not aware of any material pending or threatened investigations involving allegations of wrongdoing. Compliance with such laws and regulations may be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from government health programs.

Licensure, Accreditation and Certification

All of our substance abuse treatment facilities are licensed under applicable state laws where licensure is required. Licensing requirements typically vary significantly depending upon the state in which a facility is located and the types of services provided.  The types of licensed services that our facilities provide include medical detox, residential, partial hospitalization, intensive outpatient, outpatient treatment, ambulatory detox, and community housing.  In addition, our employed case managers, therapists, nurses, and medical providers and technicians may be subject to individual state license requirements.

Our Desert Hope, Recovery First, and River Oaks facilities are, and any future facilities that store and dispense controlled substances will be, required to register with the U.S. Drug Enforcement Administration, or DEA, and abide by DEA regulations regarding controlled substances.  Each of our treatment facilities has a certificate under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to conduct urinalysis screening for its clients. In addition, our time of flight mass spectrometry laboratory is licensed under CLIA for high complexity drug testing and is also licensed under applicable state laws in states where such licensure is required to provide diagnostic testing services in 44 states.

Each of our substance abuse treatment facilities has obtained or are in the process of obtaining accreditation from CARF and/or The Joint Commission, which are the primary accreditation bodies in the substance abuse treatment industry.  CARF and The Joint Commission accredit behavioral health organizations providing mental health and alcohol and drug use and addiction treatment services, as well as opiate treatment programs, and many other types of programs. This type of accreditation program is intended to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities.  CARF and The Joint Commission require an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is granted for a specified period, typically ranging from one to three years, and renewals of accreditation require completion of a renewal application and an on-site renewal survey.

We believe that all of our facilities and programs are in substantial compliance with current applicable state and local licensure, certification and accreditation requirements. In addition, we believe all of our facilities are in substantial compliance with the standards of the accrediting body, CARF or The Joint Commission. Periodically, state and local regulatory agencies as well as accreditation entities conduct surveys of our facilities and may find from time to time that a facility is not in full compliance with all of the accreditation standards. Upon receipt of any such finding, the facility timely submits a plan of correction and corrects any cited deficiencies.

FDA Laws and Regulations

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing. A number of esoteric tests we develop internally are offered as laboratory developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs, but has stated that it exercises enforcement discretion for most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced guidance initiatives that may significantly impact the clinical laboratory testing business, including by increasing regulation of LDTs.

Fraud, Abuse and Self-Referral Laws

We do not currently bill or accept payments from Medicare or Medicaid. Therefore, our operations are generally not impacted by the anti-kickback provisions of the Social Security Act, commonly known as the Anti-kickback Statute, or the federal prohibition on physician self-referrals, commonly referred to as the Stark Law. The Anti-kickback Statute prohibits the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under federal healthcare programs. The Stark Law prohibits physicians from referring Medicare and Medicaid patients to healthcare providers that furnish certain designated health services, including laboratory services and inpatient and outpatient hospital services, if the physicians or their immediate family members have ownership interests in, or other financial arrangements with, the healthcare providers, unless an exception applies. Many states have anti-kickback and physician self-referral prohibitions similar to the federal statutes and regulations. These state laws are often drafted broadly to cover all payors (i.e., not restricted to Medicare and other federal healthcare programs) and often lack interpretative guidance.  A violation of these laws could result in a prohibition on billing payors for such services or an obligation to refund amounts received, result in civil or criminal penalties and adversely affect the state license of any program or facility found to be in violation.

Federal prosecutors have broad authority to prosecute healthcare fraud. For example, federal law criminalizes the knowing and willful execution or attempted execution of a scheme or artifice to defraud any healthcare benefit program as well as obtaining by false pretenses any money or property owned by any healthcare benefit program. Federal law also prohibits embezzlement of healthcare funds, false statements relating to healthcare and obstruction of the investigation of criminal offenses.  These federal criminal offenses are enforceable regardless of whether an entity or individual participates in the Medicare program or any other federal healthcare program.

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

One of the most prominent of these laws is the federal False Claims Act, or FCA, which may be enforced by the federal government directly or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene.  When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. The Bipartisan Budget Act of 2015 requires these and certain other civil monetary penalties to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the consumer price index.

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

Privacy and Security Requirements

There are numerous federal and state regulations that address the privacy and security of client health information. In particular, federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 strictly restrict the disclosure of client identifiable information related to substance abuse and apply to any of our facilities that receive any federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. Further, the Health Insurance Portability and Accountability Act of 1996, or HIPAA privacy and security regulations extensively regulate the use and disclosure of individually identifiable health information (known as “protected health information”) and require covered entities, which include most health providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to their health information.

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

Violations of the HIPAA privacy and security regulations may result in civil penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. HIPAA also provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents.  HHS is required to impose penalties for violations resulting from willful neglect, is required to perform compliance audits and has announced its intent to perform audits in 2016.

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

Mental Health Parity Legislation and the Affordable Care Act

The regulatory framework in which we operate is constantly changing. Both the Mental Health Parity and Addiction Equity Act of 2008, or MHPAEA, and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively known as the Affordable Care Act, may require that we make operational changes to comply with such laws and regulations. The MHPAEA is a federal parity law that requires large group health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial requirements and treatment limitations of coverage offered for other illnesses. The scope of coverage offered by health plans must comply with federal and state laws and must be consistent with generally recognized independent standards of current medical practice. The MHPAEA also contains a cost exemption that operates to temporarily exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

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

We believe that one enduring effect of the Affordable Care Act has been an increase in payment reform efforts by federal and state government payors and commercial payors. These efforts take many forms including the growth of accountable care organizations, or ACOs, pay-for-performance bonus arrangements, partial capitation arrangements and the bundling of services into a single payment. The result of these efforts is that more risk of the overall cost of care is being transferred to providers. As institutional providers and their affiliated physicians assume more risk for the cost of care, we expect more services to be furnished within provider networks formed to accept these types of payment reforms. Our ability to compete and retain our traditional sources of clients may be adversely affected by our exclusion from such networks or our inability to be included in such networks.

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

The expansion of commercial insurance for substance abuse treatment services may result in a higher demand for services from all providers. It is also likely to bring new competitors to the market, some of which may be better capitalized and have greater market penetration than we do. Further, we expect increased demand for substance abuse treatment services to also increase the demand for case managers, therapists, medical technicians and others with clinical expertise in substance abuse treatment that may make it both more difficult to adequately staff our substance abuse treatment facilities and could significantly increase our costs in delivering treatment, which may adversely affect both our operations and profitability. This increased demand may be tempered somewhat by the $35 million received in both 2014 and 2015 by the Substance Abuse and Mental Health Services Administration to expand the mental and behavioral health workforce through a partnership with the Health Resources and Services Administration.

CLIA, Accreditation and Licensure of Our Laboratory

Our Brentwood clinical laboratory facility and treatment facilities are licensed as required by the appropriate federal and state agencies.  CLIA regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that laboratory testing services are accurate, reliable and timely.

Pursuant to CLIA, a review is required to renew the certificates every two years.  Additionally, we are regularly subject to survey and inspection to assess compliance with program standards and may be subject to additional random inspections. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. Our clinical laboratory facility performs high complexity testing and holds a CLIA certificate of accreditation. Our treatment facilities currently are certified for waiver testing because they only furnish urinalysis, a low complexity test.  Our laboratory facility currently is certified for complex testing.

CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. A number of states in which we operate have implemented their own regulatory and licensure requirements. In addition, some states require laboratories that solicit or test samples collected from individuals within that state to hold a laboratory license even though the laboratory does not have physical operations within the state. Our laboratory facility is located in Brentwood, Tennessee, and is licensed as a clinical laboratory in Tennessee. Our laboratory facility is also licensed in other states as required to process test samples originating from individuals within such states. Our laboratory facility is accredited by COLA and participates in the College of American Pathologists (“CAP”) proficiency program.

Health Planning and Certificates of Need

The construction of new healthcare facilities, the expansion, transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require prior approval by state regulatory agencies under certificate of need (“CON”) laws. These laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Review of CON applications and other healthcare planning initiatives may be lengthy and may require public hearings. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license. Currently, no states in which we operate have CON requirements for substance abuse treatment centers applicable to our facilities.

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

We maintain commercial insurance coverage on an occurrence basis for general and professional liability claims with no deductible, a primary $1.0 million per claim limit and an annual aggregate primary limit of $3.0 million with umbrella coverage for an additional $20.0 million limit.

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

Environmental, Health and Safety Matters

We are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical and pharmaceutical waste products generated at our facilities, the presence of other hazardous substances in the indoor environment and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii)

impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety, including the safety of workers who may be exposed to blood-borne pathogens such as HIV, the hepatitis B virus and the hepatitis C virus. Our laboratory and some of our treatment facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our clients and in connection with performing laboratory tests. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws, which establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations. Management believes that our operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations at our facilities, including our laboratory, have not been material. However, we cannot assure you that future costs and expenses required for us to comply with any new, or changes in existing, environmental and health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2015, we employed approximately 1,600 people, consisting of approximately 1,400 full-time employees and approximately 200 part-time employees.  None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

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

We derive a significant portion of our revenues from three treatment facilities located in California, Nevada and Texas. These treatment facilities accounted for 65.1% of our total revenues in 2015 and 79.4% in 2014. It is likely that a small number of facilities will continue to contribute a significant portion of our total revenues in any given year for the foreseeable future. Additionally, we have a centralized corporate office that houses our accounting, billing and collections, information technology, marketing and call center departments and a high complexity laboratory facility that conducts quantitative drug testing and other laboratory services. If any event occurs that would result in a complete or partial shutdown of any of these facilities or our centralized corporate office or laboratory, including, without limitation, any material changes in legislative, regulatory, economic, environmental or competitive conditions in these states or natural disasters such as hurricanes, earthquakes, tornadoes or floods or prolonged airline disruptions due to a natural disaster or for any reason, such event could lead to decreased revenues and/or higher operating costs, which could have a material adverse effect on our revenues, profitability and cash flows.

An increase in uninsured and underinsured clients or the deterioration in the collectability of the accounts of such clients could have a material adverse effect on our business, financial condition and results of operations.

Collection of receivables from third-party payors and clients is critical to our operating performance. Our primary collection risks are (i) the risk of overestimating our net revenues at the time of billing, which may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner and (v) the risk of non-payment from uninsured clients. Additionally, our ability to hire and retain experienced personnel also affects our ability to bill and collect accounts in a timely manner. We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. At December 31, 2015, our allowance for doubtful accounts represented approximately 21.7% of our accounts receivable balance as of such date, with three commercial payors each representing in excess of 10% of the accounts receivable balance as of December 31, 2015. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the client accounts and make adjustments to our allowances as warranted. Significant changes in business operations, payor mix or economic conditions, including changes resulting from implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), could affect our collection of accounts receivable, cash flows and results of operations. In addition, increased client concentration in states that permit commercial insurance companies to pay out-of-network claims directly to the client instead of us, such as California and Nevada, could adversely affect our collection of receivables. Increases in the growth of uninsured and underinsured clients or in our provision for doubtful accounts or unexpected changes in reimbursement rates by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

We rely on our multi-faceted sales and marketing program to continuously attract and enroll clients in our network of facilities.  Any disruption in our national sales and marketing program would have a material adverse effect on our business, financial condition and results of operations.

We believe our national sales and marketing program, including the July 2015 acquisition of RSG, provides us with a competitive advantage compared to treatment facilities that primarily target local geographic areas and use fewer marketing channels to attract clients. If any disruption occurs in our national sales and marketing program for any reason or if we are unable to effectively attract and enroll new clients to our network of facilities, our ability to maintain census could be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

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

Managed care organizations and other third-party payors pay for the services that we provide to many of our clients.  For 2015, approximately 90% of our revenues were reimbursable by third-party payors, including amounts paid by such payors to clients, with the remaining portion payable directly by our clients. If any of these third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, financial condition and results of operations may be materially adversely affected.

In addition to limits on the amounts payors will pay for the services we provide to their members, controls imposed by third-party payors designed to reduce admissions and the length of stay for clients, including post-admission authorizations and utilization review, have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a client by third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill clients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of laboratory or other substance abuse treatment services covered by third-party commercial payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

For certain facilities, we are considered an “out-of-network” provider by the majority of third-party payors, and, therefore, we bill our full charges for services covered by such third-party payors.  Third-party payors generally attempt to limit use of out-of-network providers by requiring clients to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, third-party payors have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from clients to out-of-network providers (i.e., sending payments to clients instead of out-of-network providers), capping out-of-network benefits payable to clients, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws.  If third-party payors impose further restrictions on out-of-network providers, our revenues could be threatened, forcing our facilities to participate with third-party payors and accept lower reimbursement rates compared to our historic reimbursement rates.

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

For the year ended December 31, 2015, approximately 15.1% of our revenue reimbursements came from Anthem Blue Cross Blue Shield of Colorado, 12.5% came from Blue Cross Blue Shield of Texas, 11.5% came from Aetna, and 11.1% came from Blue Cross Blue Shield of California. No other payor accounted for more than 10% of our revenue reimbursements for the year ended December 31, 2015. For the year ended December 31, 2014, approximately 18.1% of our revenue reimbursements came from Anthem Blue Cross Blue Shield of Colorado, 13.3% came from Blue Cross Blue Shield of Texas, 12.9% came from Aetna, 10.5% came from Blue Cross Blue Shield of California, and 10.5% came from United Behavioral Health. No other payor accounted for more than 10% of our revenue reimbursements for the year ended December 31, 2014. If any of these or other third-party payors reduce their reimbursement rates for the services we provide or otherwise implement measures, such as specialized networks, that reduce the payments we receive, our revenues, profitability and cash flows could be materially adversely affected.

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

Integration risks.  We must integrate our acquisitions with our existing operations. This process involves various components of our business and the businesses we have acquired, including the following:

•	physicians and employees who are not familiar with our operations;
•	clients who may elect to switch to another substance abuse treatment provider;
•	assignment or termination of material contracts, including commercial payor agreements;
•	regulatory compliance programs and state and federal licensing requirements; and
•	disparate operating, information and record keeping systems and technology platforms.

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

Assumptions of unknown liabilities.  Businesses that we acquire may have unknown or contingent liabilities, including, without limitation, liabilities for failure to comply with healthcare laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities for at least a portion of these matters, we may experience difficulty enforcing those indemnification obligations, or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business.

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

As of December 31, 2015, we had total debt of $145.1 million outstanding.  We have historically relied on debt financing to fund our real estate development and our operating cash flow requirements, and we expect such debt financing needs to continue.  A summary of the material terms of our indebtedness can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Our operating flexibility is limited in significant respects by the restrictive covenants in our credit facility and subordinated convertible notes, and we may be unable to comply with all covenants in the future.

Our 2015 Credit Facility and subordinated convertible notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions limit our and our subsidiaries’ ability to, among other things:

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

In addition, our 2015 Credit Facility requires us to meet certain financial covenants. The restrictions may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our 2015 Credit Facility and subordinated convertible notes also contain cross-default and cross-acceleration provisions, respectively, that would apply to each other and to any other material indebtedness we may have. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted any waivers or amendments to the 2015 Credit Facility or under the subordinated convertible notes if for any reason we are unable to comply with the terms of the 2015 Credit Facility and subordinated convertible notes in the future. The breach of any of these covenants or restrictions could result in a default under the 2015 Credit Facility and/or subordinated convertible notes, which could result in the acceleration of our debt. In the event of an acceleration of our debt, we could be forced to apply all available cash flows to repay such debt and could be forced into bankruptcy or liquidation.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of December 31, 2015, we had $52.2 million of working capital. Our acquisition and de novo development strategies will require substantial capital. During 2015, we announced and/or completed eight acquisitions with an aggregate cash purchase price of approximately $151 million. During the same period, we purchased two properties with an aggregate cash purchase price of approximately $20.0 million.

To fund our acquisition and development strategies, we may consider raising additional funds through various financing sources, including the sale of our equity securities and the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

As part of our growth strategy, we intend to develop new substance abuse treatment facilities in existing and new markets, either by building a new facility or by acquiring an existing facility with an alternative use and repurposing it as a substance abuse treatment facility.  Such de novo expansion involves significant risks, including, but not limited to, the following:

•	the time and costs associated with identifying locations in suitable geographic markets, which may divert management attention from existing operations;
•

the possibility of changes to comprehensive zoning plans or zoning regulations that imposes additional restrictions on use or requirements could impact our expansion into otherwise suitable geographic markets;

•	the need for significant advertising and marketing expenditures to attract clients;
•	our ability to provide each de novo facility with the appropriate equipment, furnishings, materials, supplies and other capital resources;
•	our ability to obtain licensure and accreditation, establish relationships with healthcare providers in the community and delays or difficulty in installing our operating and information systems;

•

the costs of evaluating new markets, hiring experienced local physicians, management and staff and opening new facilities, and the time lags between these activities and the generation of sufficient revenues to support the costs of the expansion; and

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

Given the client-driven nature of the substance abuse treatment sector, our business is dependent on clients seeking and committing to treatment. Although increased awareness and de-stigmatization of substance abuse treatment in recent years has resulted in more people seeking treatment, the decision of each client to seek treatment is ultimately discretionary.  In addition, even after the initial decision to seek treatment, our adult clients may decide at any time to discontinue treatment and leave our facilities against the advice of our physicians and other treatment professionals.  For this reason, among others, average length of stay can vary among periods without correlating to the overall operating performance of our business. Management does not view average length of stay as a key metric with respect to our operating performance; however, if clients or potential clients decide not to seek treatment or discontinue treatment early, census and average length of stay could decrease and, as a result, our business, financial condition and results of operations could be adversely affected.

As a provider of treatment services, we are subject to governmental investigations and potential claims and legal actions by clients, employees and others, which may increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Given the addiction and mental health issues of clients and the nature of the services provided, the substance abuse treatment industry is heavily regulated by governmental agencies and involves significant risk of liability.  We and others in our industry are exposed to the risk of governmental investigations and lawsuits or other claims against us and our physicians and professionals arising out of our day to day business operations, including, without limitation, client treatment at our facilities and relationships with healthcare providers that may refer clients to us.  Addressing any investigations, lawsuits or other claims may distract management and divert resources, even if we ultimately prevail.  Regardless of the outcome of any such investigation, lawsuit or claim, the publicity and potential risks associated with the investigation, lawsuit or claim could negatively impact the perception of the Company by clients, investors or others.  Fines, restrictions, penalties and damages imposed as a result of an investigation or a successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability.  Our insurance premiums have increased year over year, and insurance coverage may not be available at a reasonable cost in the future, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

On July 29, 2015, a California court unsealed a criminal indictment returned by a grand jury against certain of our subsidiaries, our former President and former member of our Board of Directors, a current facility-level employee and three former employees.  The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of our former locations. We believe the allegations are legally and factually unfounded and intend to contest them vigorously. We have always strived to deliver and will continue to seek to provide, quality, comprehensive, compassionate care to individuals and families struggling with alcohol and drug addictions and mental and behavioral health issues. Defending ourselves against the indictment could potentially entail costs that are material and could require significant attention from our management. If the defendants were to be convicted of the crimes alleged in the indictment, potential penalties could include fines, restitution, conditions of probation and other remedies. Given the relatively early stage of this proceeding, we cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material. Regardless of the outcome of the indictment, the publicity and potential risks associated with the indictment could negatively impact the perception of our Company by clients, investors and others. The consequences of the current criminal proceeding, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business and results of operations.

We operate in a highly competitive industry, and competition may lead to declines in client volumes and an increase in labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

The substance abuse treatment industry is highly competitive, and competition among substance abuse treatment providers (including behavioral healthcare facilities) for clients has intensified in recent years. There are behavioral healthcare facilities that provide substance abuse and other mental health treatment services comparable to at least some of the services offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by nonprofit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes.  If our competitors are better able to attract clients, expand services or obtain favorable participation agreements at their facilities, we may experience a decline in client volume, which could have a material adverse effect on our business, financial condition and results of operations.

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

The nationwide shortage of nurses and other medical support personnel is a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire more expensive temporary or contract personnel. In addition, certain of our facilities are required to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which could have a corresponding adverse effect on our net operating revenues.

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

The expertise and efforts of our key executives, including our chief executive officer, chief operating officer, chief financial officer and general counsel, and other key members of our facility management personnel and sales staff are critical to the success of our business. We do not currently have employment agreements or non-competition covenants with any of our key executives. The loss of the services of one or more of our key executives or of a significant portion of our facility management personnel or sales staff could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities.  Furthermore, if one or more of our key executives were to terminate employment with us and engage in a competing business, we would be subject to increased competition, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we could be subject to a cyber-attack that bypasses our information technology security systems and other security incidents that result in security breaches, including the theft, loss or misappropriation of individually identifiable health information subject to HIPAA and other privacy and security laws, proprietary business information, or other confidential or personal data. Such an incident could also disrupt our information technology business systems, cause us to incur significant investigation and remediation expenses, and subject us to litigation, government inquiries, penalties and reputational damages. Information security and the continued development, maintenance and enhancement of our safeguards to protect our systems, data, software and networks is a priority for us. As security threats continue to evolve, we may be required to expend significant additional resources to modify and enhance our safeguards and investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches, our business, financial condition and results of operations could be adversely impacted.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act in the course of preparing our consolidated financial statements. If we are unable to maintain effective internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of NYSE listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements is also likely to suffer if we report a material weakness in our internal control over financial reporting. In addition, we have incurred and will continue to incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act, including increased auditing and legal fees.

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

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure, certification and accreditation of substance abuse treatment services;

•	Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification, state licensure and accreditation of laboratory services;

•	handling, administration and distribution of controlled substances;

•	necessity and adequacy of care, quality of services, and qualifications of professional and support personnel;

•	referrals of clients and permissible relationships with physicians and other referral sources;

•	claim submission and collections, including penalties for the submission of, or causing the submission of, false, fraudulent or misleading claims;

•	consumer protection issues and billing and collection of client-owed accounts issues;

•

privacy and security issues associated with health-related information, client personal information and medical records, including their use and disclosure, client notices, adequate security safeguards and the handling of breaches, complaints and accounting for disclosures;

•	physical plant planning, construction of new facilities and expansion of existing facilities;

•	activities regarding competitors;

•	Food and Drug Administration (“FDA”) laws and regulations related to drugs and medical devices;

•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

•	health and safety of employees;

•	handling, transportation and disposal of medical specimens and infectious and hazardous waste; and

•	corporate practice of medicine, fee-splitting, self-referral and kickback prohibitions.

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

We endeavor to comply with all applicable legal and regulatory requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We seek to structure all of our relationships with physicians to comply with applicable anti-kickback laws, physician self-referral laws, fee-splitting laws and state corporate practice of medicine prohibitions.  We monitor these laws and their implementing regulations and implement changes as necessary. However, the laws and regulations in these areas are complex and often subject to varying interpretations.  For example, if an enforcement agency were to challenge the compensation paid under our contracts with professional physician groups, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result.

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of client health information.

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing client privacy and security concerns. In particular, federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of

1979 strictly restrict the disclosure of client identifiable information related to substance abuse. These requirements apply to any of our facilities that receive any federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. In addition, the federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive administrative requirements on the use and disclosure of individually identifiable health information (known as “protected health information”) and require covered entities, which include most healthcare providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to their health information and impose substantial administrative obligations on our facilities, including the requirement to enter into written agreements with contractors, known as business associates, to whom our programs disclose protected health information. We may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be our agent.  Covered entities must notify individuals, the U.S. Department of Health and Human Services, or HHS, and, in some cases, the media of breaches involving unsecured protected health information. HHS and state attorneys general are authorized to enforce these regulations. Violations of the HIPAA privacy and security regulations may result in significant civil and criminal penalties, and data breaches and other HIPAA violations may give rise to class action lawsuits by affected clients under state law.

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

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste and abuse, including $30 million for federal fiscal year 2016. From time to time, the HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Although we do not currently bill Medicare or Medicaid for substance abuse treatment services, there is a risk that specific investigation initiatives could be expanded to include our treatment facilities. In addition, increased government enforcement activities, even if not directed towards our treatment facilities, also increase the risk that our facilities, physicians and other clinicians furnishing services in our facilities, or our executives and directors, could be named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations. Any governmental investigations, private litigation or other legal proceedings involving any of our facilities, our executives or our directors, even if we ultimately prevail, could result in significant expense and could adversely affect our reputation or profitability. In addition, we may be required to make changes in our laboratory or other substance abuse treatment services as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

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

Many of the current laws and regulations are relatively new. Thus, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, evolving interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our treatment facilities, equipment, personnel, services or capital expenditure programs. A determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, operating results and overall reputation in the marketplace.

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

The Affordable Care Act provides for increased access to coverage for healthcare and seeks to reduce healthcare-related expenses. Overall, the expansion of health insurance coverage under the Affordable Care Act is expected to be beneficial to the substance abuse treatment industry. Health insurers are prohibited from denying coverage to individuals because of preexisting conditions. Further, all new small group and individual market health plans must cover ten essential health benefit categories, which include substance abuse addiction and mental health disorder services. The Affordable Care Act also requires small group and individual market plans to comply with the requirements of the Mental Health Parity and Addiction Equity Act of 2008, which was previously limited to group health plans and group insurers. According to 2013 HHS estimates, these changes will ensure coverage for substance abuse addiction treatment and mental health disorders treatment for 62.5 million Americans.

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

One of the many impacts of the Affordable Care Act has been a dramatic increase in payment reform efforts by federal and state government payors as well as commercial payors. These efforts take many forms, including the growth of ACOs, pay-for-performance bonus arrangements, partial capitation arrangements and the bundling of services into a single payment. One result of these efforts is that more risk of the overall cost of care is being transferred to providers. As institutional providers and their affiliated physicians assume more risk for the cost of care, we expect more services to be furnished within provider networks formed to accept these types of payment reform. Our ability to compete and to retain our traditional sources of clients may be adversely affected by our exclusion from such networks or our inability to be included in such networks.

The Affordable Care Act remains subject to court challenges, legislative efforts to repeal or amend the law and regulatory interpretation. We cannot predict the impact that the Affordable Care Act and related rulemaking and regulations may have on our business, results of operations, cash flow, capital resources and liquidity or whether we will be able to adapt successfully to the changes required by the Affordable Care Act.

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

Many third-party payor agreements, including government payor programs, also have change of ownership or change of control provisions.  Such provisions generally include a prior notice provision as well as require the consent of the payor in order to continue the terms of the payor agreement.  Abiding by the terms of such provisions may reopen pricing negotiations with third-party payors where the provider currently has favorable reimbursement terms as compared to the market. Failure to comply with the terms of such provisions can result in a breach of the underlying third-party payor agreement. Currently, we have few third-party payor agreements; however, as substance abuse treatment coverage and payment reform initiatives continue to expand, these types of provisions could have a significant impact on our ability to realize opportunities and could adversely affect our cash flows and profitability.

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

The construction of new healthcare facilities, the expansion, transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require prior approval by state regulatory agencies under certificate of need (“CON”) laws. These laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Review of CONs and other healthcare planning initiatives may be lengthy and may require public hearings. We currently do not operate facilities in any states where a CON is required to be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered. However, states in which we now or may in the future operate may require CONs under certain circumstances not currently applicable to us or may impose standards and other health planning requirements upon us. Violation of these state laws and our failure to obtain any necessary state approval could:

•	result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement; or

•

result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain required regulatory, zoning or other required approvals for renovations and expansions, our growth may be restrained and our operating results may be adversely affected.  In the past, we have not experienced any material adverse effects from such requirements, but we cannot predict their future impact on our operations.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, owned, in the aggregate, approximately 69.7% of our outstanding common stock as of December 31, 2015.  Michael T. Cartwright, our Chairman and Chief Executive Officer, and his affiliates owned approximately 25.1% of our common stock, and Jerrod N. Menz, our former President, a former member of our Board of Directors and an employee of the Company, and his affiliates owned approximately 21.6% of our common stock, in each case as of December 31, 2015.  As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our management team’s public company experience is limited to the operation of the Company since its IPO in October 2014, and their limited experience could impair our ability to comply with legal and regulatory requirements such as those imposed by the SEC, the New York Stock Exchange, or NYSE, or the Sarbanes-Oxley Act. In addition, we have limited accounting personnel and other related resources with SEC reporting experience. Despite recent reforms made possible by the JOBS Act, compliance with the securities laws and regulations, as well as the requirements of the NYSE, occupies a significant amount of time of our management and significantly increases our legal, accounting and other expenses, and will continue to do so in the future, particularly after we no longer qualify as an “emerging growth company.” Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we fail to fulfill any of these public company reporting obligations, our ability to continue as a U.S. public company will be in jeopardy.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined under the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our IPO in October 2014, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period or if the market value of our common stock held by non-affiliates meets or exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. If some investors find our common stock less attractive because we may rely on these exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A listing of our owned and leased facilities is included in Item 1 of this report under the heading “Facilities.” Additionally, we lease approximately 102,000 square feet of office space located at 200 Powell Place, Brentwood, Tennessee. We also lease approximately 11,000 square feet of laboratory space in Brentwood, Tennessee to perform quantitative drug testing and other laboratory services that support our treatment facilities.  We believe that these facilities are in good condition and suitable for our present requirements.

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

State of California

On July 29, 2015, the Superior Court of the State of California court unsealed a criminal indictment returned by a grand jury against our subsidiaries ABTTC, Inc. dba A Better Tomorrow Treatment Centers, Forterus, Inc. and Forterus Health Care Services, Inc., Jerrod N. Menz, our former President and former member of our Board of Directors, as well as a current facility-level employee and three former employees.  Mr. Menz remains an employee of the Company. The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of our former locations. We believe the allegations are legally and factually unfounded and intend to contest them vigorously. Pending before the court are motions to dismiss the indictment on various legal and factual grounds.  Trial has been set for May 6, 2016.  Given the early stage of this proceeding, we cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material.

Kasper v. AAC Holdings, Inc. et al. and Tenzyk c. AAC Holdings, Inc. et al.

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers.  The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On

September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court.  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On February 29, 2016, the plaintiff filed a consolidated amended complaint.  The Company intends to defend this action vigorously.  At this time the Company cannot predict the results of this litigation with certainty, and cannot estimate the amount or range of loss, if any.  The Company believes the disposition of this action will not have a material adverse effect on its consolidated results of operations or consolidated financial position.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

Our common stock began trading on October 2, 2014 and is listed for trading on the NYSE under the symbol “AAC.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE for the period in which our stock has been listed:

	High	Low
2014
October 2, 2014 - December 31, 2014	$33.32	$17.60

2015
First Quarter	$38.43	$23.94
Second Quarter	$45.48	$30.00
Third Quarter	$46.60	$15.09
Fourth Quarter	$28.72	$18.25

Stock Performance Graph

The following graph compares the cumulative total return on our common stock during the period from October 2, 2014 (the day our common stock began trading on the NYSE) through December 31, 2015, with the cumulative total return of the S&P 500 Index and the S&P Health Care Index.   The S&P 500 Index includes 500 companies representing all major industries.   The S&P Health Care Index is a group of 56 companies involved in a variety of healthcare related businesses.   The graph assumes $100 invested on October 2, 2014 in our common stock and in each index and assumes reinvestment of dividends, if any.  Stock price performance shown in the graph is not necessarily indicative of future stock performance.

	10/2/2014	12/31/2014	3/31/15	6/30/15	9/30/15	12/31/15
AAC Holdings, Inc.	$100.00	167.14	165.30	235.46	120.27	103.03
S&P 500	$100.00	105.79	106.25	106.01	98.66	105.02
S&P 500 Health Care Index	$100.00	108.38	124.11	127.88	114.72	122.79

Holders of Record

On March 1, 2016, the closing price of our common stock on the NYSE was $20.34 per share.  As of March 1, 2016, there were approximately 189 holders of record of our common stock.  This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

Dividend Policy

Holdings has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business, and therefore, we do not anticipate paying cash dividends in the foreseeable future. Any future determination related to the payment of dividends will be made at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Equity Compensation Plan Information

See Part III, “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sale of Equity Securities and Issuer Purchases of Company Stock

As partial consideration for our acquisition of certain intellectual property assets of GigaVoice, LLC, a Florida limited liability company (“GigaVoice”), which closed on April 17, 2015, we issued 17,110 shares of our common stock to the owner of GigaVoice on January 1, 2016.

The transaction set forth in this subsection of Item 5 did not involve any underwriters, underwriting discounts or commissions or any public offering.  This transaction was made in reliance upon Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.  The recipient of the securities in this transaction represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in the transaction.  The recipient had adequate access, through his relationship with the Company, to information about the Company.

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data as of the dates and for the periods indicated. Holdings was formed as a Nevada corporation on February 12, 2014, and acquired 93.6% of the outstanding shares of common stock of AAC on April 15, 2014 in connection with the Reorganization Transactions related to our IPO. As a result of the short-form merger completed in November 2014, AAC is a wholly-owned subsidiary of Holdings. Prior to the completion of the Reorganization Transactions, Holdings had not engaged in any business or other activities except in connection with its formation. Accordingly, all financial data herein relating to periods prior to the completion of the Reorganization Transactions is that of AAC and its consolidated subsidiaries.

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our consolidated financial statements and the related notes.  Our historical results are not necessarily indicative of results that may be expected in the future.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands, except per share amounts)
Income Statement Data:
Revenues
Client related revenue	$28,275	$66,035	$115,741	$132,968	$205,752
Other revenue	—	—	—	—	6,509
Total revenue	$28,275	$66,035	$115,741	$132,968	$212,261

Operating expenses
Salaries, wages and benefits	9,171	25,680	46,856	54,707	91,406
Advertising and marketing	4,915	8,667	13,493	15,683	20,821
Professional fees	1,636	5,430	10,277	8,075	10,316
Client related services	5,791	8,389	7,986	10,794	15,754
Other operating expenses	2,448	6,384	11,615	13,518	22,708
Rentals and leases	1,196	3,614	4,634	2,106	5,298
Provision for doubtful accounts	1,063	3,344	10,950	11,391	18,113
Litigation settlement	—	—	2,588	487	2,379
Restructuring	—	—	806	—	—
Depreciation and amortization	195	1,288	3,003	4,662	7,837
Acquisition-related expenses	—	—	—	845	3,401
Total operating expenses	26,415	62,796	112,208	122,268	198,033
Income from operations	1,860	3,239	3,533	10,700	14,228
Interest expense, net	337	980	1,390	1,872	3,607
Bargain purchase gain	—	—	—	—	(1,775)
Other expense (income), net	—	12	36	(93)	(725)
Income before income tax expense	1,523	2,247	2,107	8,921	13,121
Income tax expense	652	1,148	615	2,555	4,780
Net income	871	1,099	1,492	6,366	8,341
Less: net loss (income) attributable to noncontrolling interest	—	405	(706)	1,182	2,833
Net income attributable to AAC Holdings, Inc. stockholders	871	1,504	786	7,548	11,174
Deemed contribution-redemption of Series B Preferred Stock	—	—	1,000	—	—
BHR Series A Preferred Unit dividend	—	—	—	(693)	(147)
Redemption of BHR Series A preferred Units	—	—	—	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$871	$1,504	$1,786	$6,855	$10,493
Earnings per share attributable to common stockholders
Basic earnings per common share	$0.13	$0.12	$0.13	$0.41	$0.49
Diluted earnings per common share	$0.13	$0.12	$0.12	$0.41	$0.48
Weighted-average shares outstanding:

Basic	6,735,594	12,208,160	13,855,797	16,557,655	21,605,037
Diluted	6,777,889	12,363,164	14,291,937	16,619,180	21,661,259
Other Financial Information:
Adjusted EBITDA	$2,055	$7,168	$11,558	$21,092	$44,277
Adjusted diluted earnings per common share	$0.13	$0.13	$0.29	$0.52	$0.97
Balance Sheet Data (as of the end of the period):
Cash and cash equivalents	$133	$740	$2,012	$48,540	$18,750
Working capital (deficit)	$(814)	$3,190	$1,220	$63,153	$52,187
Total assets	$13,043	$53,598	$81,638	$145,952	$316,049
Total debt, including current portion	$6,640	$25,222	$43,075	$28,641	$145,141
Total stockholders' equity (deficit), including noncontrolling interests	$(7,736)	$4,678	$11,883	$95,141	$136,488

Adjusted EBITDA, adjusted net income available to AAC Holdings, Inc. common stockholders, and adjusted diluted earnings per share (herein collectively referred to as "Non-GAAP Disclosures") are “non-GAAP financial measures” as defined under the rules and regulations promulgated by the U.S. Securities and Exchange Commission.

Management defines Adjusted EBITDA as net income adjusted for interest expense, depreciation and amortization expense, income tax expense, stock-based compensation and related tax reimbursements, litigation settlement and California matter related expense, reorganization expense (which includes the Reorganization Transactions and expenses associated with the amendment and restatement of our then-existing credit facility), acquisition-related expense and certain other non-capitalized costs associated with our 2015 Credit Facility, de novo start-up expense and certain other non-recurring charges.  Where applicable, these include professional services for accounting, legal, valuation services and licensing expenses.

Management defines Adjusted Net Income Available to AAC Holdings, Inc. common stockholders as net income available to AAC Holdings, Inc. common stockholders adjusted for the redemption of BHR Series A Preferred Units in February 2015, litigation settlement and California matter related expense, reorganization expense (which includes the Reorganization Transactions and expenses associated with the amendment and restatement of our then-existing credit facility), acquisition-related expense and certain other non-capitalized costs associated with our 2015 Credit Facility, de novo start-up expense and certain other non-recurring charges and the income tax effect of the non-GAAP adjustments at the then applicable effective tax rate.

The Non-GAAP Disclosures are considered supplemental measures of the Company’s performance and are not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. The Non-GAAP Disclosures are not measures of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP. Management has included information concerning Non-GAAP Disclosures because they believe that such information is used by certain investors as a measure of a company’s historical performance. Management believes these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of issuers of equity securities, many of which present EBITDA and Adjusted EBITDA when reporting their results. Because Non-GAAP Disclosures are not determined in accordance with GAAP, they are subject to varying calculations and may not be comparable to similarly titled measures of other companies. Management’s presentation of Non-GAAP Disclosures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Reconciliation of Adjusted EBITDA to Net Income

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands)

Net Income	$871	$1,099	$1,492	$6,366	$8,341
Non-GAAP Adjustments:
Interest expense	337	980	1,390	1,872	3,607
Depreciation and amortization	195	1,288	3,003	4,662	7,837
Income tax expense	652	1,148	615	2,555	4,780
Stock-based compensation and related tax reimbursements	—	2,408	1,649	3,030	5,757
Litigation settlement and California matter related expense	—	—	2,588	487	5,446
Reorganization expense	—	—	821	1,176	—
Acquisition-related expense	—	150	—	845	3,801
De novo start-up expense and other	—	95	—	99	3,369
Facility closure operating losses and expense	—	—	—	—	3,114
Bargain purchase gain	—	—	—	—	(1,775)
Adjusted EBITDA as reported	$2,055	$7,168	$11,558	$21,092	$44,277

Reconciliation of Adjusted Net Income Available to AAC Holdings, Inc. Common Stockholders to Net Income Available to AAC Holdings, Inc. Common Stockholders

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands, except per share amounts)
Net income available to AAC Holdings, Inc. common stockholders	$871	$1,504	$1,786	$6,855	$10,493
Non-GAAP Adjustments:
Litigation settlement and California matter related expense	—	—	2,588	487	5,446
Reorganization expense	—	—	821	1,176	—
Acquisition-related expense	—	150	—	845	3,801
De novo start-up and other expenses	—	95	—	99	3,369
Facility closure operating losses and expense	—	—	—	—	3,114
Bargain purchase gain	—	—	—	—	(1,775)
Redemption of BHR Series A Preferred Units	—	—	—	—	534
Income tax effect of non-GAAP adjustments	—	(125)	(995)	(747)	(4,064)
Adjusted net income available to AAC Holdings, Inc. common stockholders	$871	$1,624	$4,200	$8,715	$20,918

Weighted-average shares outstanding - diluted	6,777,889	12,363,164	14,291,937	16,619,180	21,661,259

Adjusted diluted earnings per share	$0.13	$0.13	$0.29	$0.52	$0.97

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference, may contain, and from time to time the Company and its managements may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are made only as of the date of this annual report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intend,” “may,” “might,” “potential,” “predicts,” “projects,” “plan,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning Holdings’ possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point of care and diagnostic lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo expansions; (v) uncertainties regarding the timing of the closing of pending acquisitions; (vi) our failure to achieve anticipated financial results from prior or pending acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the acquisitions; (viii) a disruption in our ability to perform diagnostic drug testing services; (ix) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (x) a disruption in our business related to the recent indictment of certain of our subsidiaries and current and former employees, including a former senior executive; (xi) our inability to agree on conversion and other terms for the balance of convertible debt; (xii) our inability to meet our covenants in our loan documents; (xiii) our inability to obtain senior lender consent to exceed the current $50 million limit in unsecured subordinated debt; (xiv) our inability to integrate newly acquired facilities; (xv) a disruption to our business and reputational and potential economic risks associated with the civil securities claims brought by shareholders; and (xvi) general economic conditions, as well as other risks discussed in the “Risk Factors” section of this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate.  Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostic laboratory services and provide physician services to our clients.  As of December 31, 2015, we operated nine residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 897 beds, which includes 482 licensed detoxification beds, and nine standalone outpatient centers.  As of December 31, 2015, we also had a 93-bed facility near Aliso Viejo, California under development that we expect to open as a chemical dependency recovery hospital (“CDRH”) in the second quarter of 2016.  In addition, we are in the process of expanding our Recovery First facility in the Fort Lauderdale, Florida area to accommodate 22 additional detoxification beds, and are also expanding The Oxford Centre facility to accommodate 44 additional residential beds and 48 sober living beds.

The majority of our approximately 1,600 employees, as of December 31, 2015 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

We are also an internet marketer in the addiction treatment industry with respect to website visits and leads generated. Following our acquisition of RSG in July 2015, combined with our previously existing internet assets, we now operate a broad portfolio of internet assets that services millions of website visits each month. RSG, through its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), a leading publisher of “authority” websites such as Rehabs.com and Recovery.org, serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

2015 Developments

Existing Facilities and Ancillary Services

On January 1, 2015, we increased capacity at our Forterus facility in Temecula, California with the addition of 31 beds, including 24 detoxification beds.

On January 6, 2015, we entered into an office space lease for our new corporate headquarters and call center pursuant to which AAC agreed to lease approximately 102,000 square feet of office space located in Brentwood, Tennessee. We relocated to the new headquarters in the fourth quarter of 2015.

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

On December 31, 2015, we ceased operations at The Academy and FitRx due to their continued unprofitability and our realignment to focus solely on adult addiction treatment.  FitRx had 20 beds and was focused on binge eating and similar disorders. The Academy was a residential treatment facility with 18 beds that was focused on providing substance abuse treatment services to adolescent clients.

New Property Developments and Acquisitions

On February 20, 2015, we acquired the assets of Recovery First, a Florida-based provider of substance abuse treatment and rehabilitation services, including a 63-bed inpatient substance abuse treatment facility in the greater Fort Lauderdale, Florida area, for cash consideration of $13.0 million (the “Recovery First Acquisition”).

On February 24, 2015, we acquired a property in Ringwood, New Jersey for aggregate cash consideration of $6.4 million, which we expect to develop into an inpatient facility with approximately 150 beds (the “Ringwood Property Acquisition”).

On April 1, 2015, we acquired a memory care hospital in Aliso Viejo, California for an aggregate purchase price of $13.5 million in cash (the “Aliso Viejo Acquisition”). We began renovation and rehabilitation of the 93-bed facility in the second quarter of 2015 and expect to apply for a license to operate it as a CDRH. We expect to invest approximately $5.0 million for renovations and construction and have targeted a completion date in the second quarter of 2016.

On April 17, 2015, we completed the acquisition of the assets of CSRI, a provider of intensive outpatient substance abuse treatment services in Greenville, Portsmouth and South Kingstown, Rhode Island, for an aggregate of $665,000 in cash and approximately 42,460 shares of our common stock (the “CSRI Acquisition”).

On April 17, 2015, we acquired certain marketing assets with a value of $1.1 million for an aggregate of cash consideration of $0.5 million and 17,110 shares of the Company’s common stock.

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

On August 10, 2015, we completed the acquisition of the assets of The Oxford Centre, a Mississippi-based provider of substance abuse treatment and rehabilitation services, including a 76-bed inpatient substance abuse treatment facility in Etta,

Mississippi and three outpatient facilities in Oxford, Tupelo and Olive Branch, Mississippi, for an aggregate of $35.0 million in cash and the assumption of certain liabilities (the “Oxford Centre Acquisition”).

On October 1, 2015, we completed the acquisition of the assets of Sunrise House, a New Jersey-based provider of substance abuse treatment and rehabilitation services, including a 110-bed inpatient substance abuse treatment facility in Lafayette, New Jersey, for cash consideration of $6.6 million and the assumption of certain liabilities (the “Sunrise House Acquisition”).

On October 16, 2015, we began treating clients at our River Oaks facility, a 162-bed residential treatment center located near Tampa, Florida after completing construction and receiving licensure.  The total construction cost of the River Oaks facility was $18.8 million.

On December 11, 2015, we signed a definitive agreement to acquire the assets of Wetsman Forensic Medicine, LLC (d/b/a Townsend) and its affiliates for an aggregate of $12.75 million in cash and $8.5 million in restricted shares of Holdings’ common stock.  Townsend is a leading substance abuse treatment provider in Louisiana and operates seven in-network outpatient centers in Louisiana that deliver intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana that offers detoxification and inpatient treatment. Townsend also operates an in-network lab that services these facilities.  The acquisition is subject to certain closing conditions such as the assignment of certain contracts and the receipt of certain licenses necessary to operate the business, and is expected to close in the second quarter of 2016. In addition, on February 1, 2016 we initiated development of a 10,000-square foot in-network laboratory outside of New Orleans that we expect to be completed in the third quarter of this year.   We currently anticipate that this lab expansion will increase the operational capacity of Townsend’s existing in-network lab.

On December 11, 2015, we signed a definitive agreement to acquire assets of Solutions Recovery, Inc. and its affiliates and associated real estate assets for an aggregate of $6.75 million in cash and $6.25 million in restricted shares of Holdings’ common stock.  The acquisition will provide 124 sober living beds; 70 licensed in-network detox, residential, and halfway house beds; and three in-network outpatient centers.  The acquisition is subject to certain closing conditions such as the assignment of certain contracts and the receipt of certain licenses necessary to operate the business, and is expected to close in the second quarter of 2016.

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

On October 2, 2015, we entered into two financing facilities with affiliates of Deerfield Management Company, L.P (“Deerfield”). The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions). We issued $25.0 million of subordinated convertible debt at closing.   A portion of the proceeds to date have been primarily used for de novo development activities and the remaining proceeds will be used to fund our active acquisition strategy, de novo pipeline and for other corporate purposes.  For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the years ended December 31, 2014 and 2015, approximately 90% of our client related revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility.

For the year ended December 31, 2015, approximately 15.1% of our client related revenue reimbursements came from Anthem Blue Cross Blue Shield of Colorado, 12.5% came from Blue Cross Blue Shield of Texas, 11.5% came from Aetna, and 11.1% came from Blue Cross Blue Shield of California.  No other payor accounted for more than 10% of our client related revenue reimbursements for the year ended December 31, 2015.  For the year ended December 31, 2014, approximately 18.1% of our client related revenue reimbursements came from Anthem Blue Cross Blue Shield of Colorado, 13.3% came from Blue Cross Blue Shield of

Texas, 12.9% came from Aetna, 10.5% came from Blue Cross Blue Shield of California, and 10.5% came from United Behavioral Health.  No other payor accounted for more than 10% of our client related revenue reimbursements for the year ended December 31, 2014.

The following table summarizes the composition of our client related revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, and point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services for the years ended December 31, 2014 and 2015:

	Years Ended December 31,
	2014	2015
Detoxification and residential treatment services	28%	32%
Partial hospitalization and intensive outpatient treatment services	46%	38%
Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services[1]	26%	30%

1 Professional groups and other ancillary services represent less than 10% of the total percentage of commercial payor revenues for point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services.

The increase in detoxification and residential treatment services as a percentage of client related revenues and the decrease in partial hospitalization and intensive outpatient treatment services as a percentage of client related revenues was primarily related to the 28% increase in licensed detoxification beds during 2015 as a result of acquisitions and the opening of River Oaks in October 2015. As of December 31, 2015, we had 482 licensed detoxification beds compared to 378 licensed detoxification beds as of December 31, 2014.

The increase in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues in fiscal 2015 compared to fiscal 2014 was primarily related to the addition of high complexity lab testing revenues from our facilities in Florida and California as a result of beginning to provide such services in December 2014 and April 2015, respectively.  This increase was partially offset by a decline in the number of tests performed on a per client basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services during the second half of 2015.  We experienced a decline of 12% in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the six months ended December 31, 2015 compared to the six months ended June 30, 2015.  Point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the six months ended December 31, 2015 was 24% compared to 36% for the six months ended June 30, 2015.

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

•

Salaries, wages and benefits. We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others. Our clinical salaries, wages and benefits expense is largely driven by the total number of beds in our facilities and our average daily residential census. We also employ a professional sales force and staff a centralized call center. Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff and senior management.

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

•

Client related services. Client related services consist of physician and medical services as well as client meals, pharmacy, travel, and various other expenses associated with client treatment, including the cost of contractual arrangements for the treatment of clients where the demand for services exceed our capacity. Client related services are significantly influenced by our average daily residential census.

•

Other operating expenses. Other operating expenses consists primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses, and is significantly influenced by the total number of beds in our facilities and our average daily residential census.

•

Rentals and leases. Rentals and leases mainly consist of properties under various equipment and operating leases, which includes space required to perform client services and space for administrative facilities.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of December 31, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

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

Key Drivers of Our Results of Operations. Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” and those described below:

•

Average Daily Residential Census.  We refer to the average number of clients to whom we are providing services at our residential facilities on a daily basis over a specific period as our “average daily residential census.” Our revenues are directly impacted by our average daily residential census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period, average length of stay, and the ratio of clinical staff to clients.

•

Average Daily Residential Revenue and Average Net Daily Residential Revenue.  Our average daily residential revenue is a per census metric equal to our total residential revenues for a period divided by our average daily residential census for the same period divided by the number of days in the period. Our average net daily residential revenue is a per census metric equal to our total residential revenues less provision for doubtful accounts for a period divided by our average daily residential census for the same period divided by the number of days in the period. The key drivers of average daily residential revenue and average net daily residential revenue include the mix of services and level of care that we provide to our clients during the period and payor mix. We provide a broad continuum of services including detoxification, residential treatment, partial hospitalization and intensive outpatient care, with detoxification resulting in the highest daily charges and intensive outpatient care resulting in the lowest daily charges. We also generate revenues from point-of care drug testing, diagnostic laboratory services, professional groups and other ancillary services associated with serving our clients. We tend to experience higher margins from our point-of-care drug testing, which is conducted on-site at our treatment facilities, and our diagnostic laboratory services, which are conducted at our centralized laboratory facility in Brentwood, Tennessee, than we do from other services.

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

The following table presents, for the years ended December 31, 2014 and 2015, the average length of stay and average billed days with respect to detoxification and residential treatment services and partial hospitalization and intensive outpatient services of our commercial payor clients:

	Average Length of Stay		Average Billed Days
	2014	2015	2014	2015
Detoxification and residential treatment services	7	13	7	13
Partial hospitalization and intensive outpatient services	26	25	16	21

The average length of stay and average billed days with respect to our private pay clients, which is not separately allocated to any category of service is approximately 35 days for the year ended December 31, 2014 and 31 days for the year ended December 31, 2015, respectively.

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

Results of Operations

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Year ended December 31,
	2013		2014		2015
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$115,741	100.0	$132,968	100.0	$205,752	96.9
Other revenue	—	—	—	—	6,509	3.1
Total revenue	$115,741	100.0	$132,968	100.0	$212,261	100.0

Operating expenses
Salaries, wages and benefits	46,856	40.5	54,707	41.1	91,406	43.1
Advertising and marketing	13,493	11.7	15,683	11.8	20,821	9.8
Professional fees	10,277	8.9	8,075	6.1	10,316	4.9
Client related services	7,986	6.9	10,794	8.1	15,754	7.4
Other operating expenses	11,615	10.0	13,518	10.2	22,708	10.7
Rentals and leases	4,634	4.0	2,106	1.6	5,298	2.5
Provision for doubtful accounts	10,950	9.5	11,391	8.6	18,113	8.5
Litigation settlement	2,588	2.2	487	0.4	2,379	1.1
Restructuring	806	0.7	—	—	—	—
Depreciation and amortization	3,003	2.6	4,662	3.5	7,837	3.7
Acquisition-related expenses	—	—	845	0.6	3,401	1.6
Total operating expenses	112,208	96.9	122,268	92.0	198,033	93.3
Income from operations	3,533	3.1	10,700	8.0	14,228	6.7
Interest expense, net	1,390	1.2	1,872	1.4	3,607	1.7
Bargain purchase gain	—	—	—	—	(1,775)	(0.8)
Other (income) expense, net	36	—	(93)	(0.1)	(725)	(0.3)
Income before income tax expense	2,107	1.8	8,921	6.7	13,121	6.2
Income tax expense	615	0.5	2,555	1.9	4,780	2.3
Net income	1,492	1.3	6,366	4.8	8,341	3.9
Less: net loss (income) attributable to noncontrolling interest	(706)	(0.6)	1,182	0.9	2,833	1.3
Net income attributable to AAC Holdings, Inc. stockholders	786	0.7	7,548	5.7	11,174	5.3
Deemed contribution-redemption of Series B Preferred Stock	1,000	0.9	—	—	—	—
BHR Series A Preferred Unit dividend	—	—	(693)	(0.5)	(147)	(0.1)
Redemption of BHR Series A preferred Units	—	—	—	—	(534)	(0.3)
Net income available to AAC Holdings, Inc. common stockholders	$1,786	1.5	$6,855	5.2	$10,493	4.9

Comparison of Year ended December 31, 2015 to Year ended December 31, 2014

Client Related Revenue

Client related revenues increased $72.8 million, or 54.7%, to $205.8 million for the year ended December 31, 2015 from $133.0 million for the year ended December 31, 2014. Revenues were positively impacted by an increase in average daily residential census, outpatient visits at our nine standalone outpatient centers, and an increase in high complexity lab testing.

Our average daily residential census increased by 42.6% to 562 clients for the year ended December 31, 2015 from 396 clients for the year ended December 31, 2014.  The increase in average daily residential census was driven by the 60 bed expansion of Greenhouse in July 2014, the 31 bed expansion at Forterus in January 2015, the Recovery First Acquisition, which added 56 beds, in February 2015, the Oxford Centre Acquisition, which added 76 beds, in August 2015, the Sunrise House Acquisition, which added 110 beds in October 2015, and the opening of River Oaks, which added 162 beds, in October 2015.

With the opening of the Desert Hope Outpatient Center in January 2015, the opening of the Greenhouse Outpatient Center in April 2015, the CSRI Acquisition in April 2015 (which added three standalone outpatient centers), the Oxford Centre Acquisition in

August (which added three standalone outpatient centers), and the Sunrise House Acquisition in October 2015 (which added one standalone outpatient center), we now operate nine standalone outpatient centers.  We had 12,879 outpatient visits at our nine standalone outpatient centers for the year ended December 31, 2015.

As a percentage of client related revenues, point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services were 30% and 26% for the years ended December 31, 2015 and 2014, respectively.  We experienced a decline of 14% in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the six months ended December 31, 2015 compared to the six months ended June 30, 2015.    Point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the six months ended December 31, 2015 was 24% compared to 38% for the six months ended June 30, 2015.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per patient basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services during the second half of 2015. We currently anticipate continued reimbursement pressure on point-of care testing and diagnostic laboratory services and as a result expect a marginal decline in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues in subsequent quarters. However, we currently anticipate that the declines in reimbursement rates for point-of-care testing and diagnostic laboratory services will be partially offset by an expansion of our laboratory services to include hematology and pharmacogenetics currently anticipated in the second quarter of 2016 and by providing laboratory services to third party providers beginning during 2016.  However, we do not currently anticipate revenues from third party providers to be meaningful until late in 2016.

Other Revenue

Other revenue increased $6.5 million for the year ended December 31, 2015 compared to zero for the year ended December 31, 2014.  Other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses obtained through phone calls from online inquiries and click-throughs from our suite of websites and network ad campaigns through RSG, which we acquired in July 2015.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $36.7 million, or 67.1%, to $91.4 million for the year ended December 31, 2015 from $54.7 million for the year ended December 31, 2014.  The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 720 employees, or 93%, to approximately 1,600 employees at December 31, 2015, from approximately 880 employees at December 31, 2014. Also contributing to the increase was an increase in stock based compensation of $2.7 million to $5.8 million for the year ended December 31, 2015 from $3.1 million for the year ended December 31, 2014.  As a percentage of revenues, salaries, wages and benefits were 43.1% of total revenues for the year ended December 31, 2015 compared to 41.1% of total revenues for the year ended December 31, 2014.

Advertising and Marketing

Advertising and marketing expenses increased $5.1 million, or 32.5%, to $20.8 million for the year ended December 31, 2015 from $15.7 million for the year ended December 31, 2014.  The increase in advertising and marketing expense was primarily driven by the continued expansion of our national advertising and marketing programs, including the acquisitions of RSG and Taj Media in July 2015. As a percentage of revenues, advertising and marketing expenses were 9.8% of total revenues for the year ended December 31, 2015 compared to 11.8% of total revenues for the year ended December 31, 2014.  The decrease in advertising and marketing expenses as a percentage of revenue is partially attributable to efficiencies gained through the RSG Acquisition and the Taj Media Acquisition.

Professional Fees

Professional fees were $10.3 million for the year ended December 31, 2015 compared to $8.1 million for the year ended December 31, 2014. The increase in professional fees was primarily related to approximately $3.1 million of professional fees incurred during the second half of 2015 associated with certain litigation in California as partially offset by a decrease in professional fees related to the elimination of customer and billing collection fees as a result of the CRMS Acquisition in April 2014.

Client Related Services

Client related services expenses increased $5.0 million, or 46.3%, to $15.8 million for the year ended December 31, 2015 from $10.8 million for the year ended December 31, 2014. The increase in expense was primarily related to increases in clinician fees paid as a result of the increase in average daily residential census to 562 for the year ended December 31, 2015 from 396 for the year

ended December 31, 2014.   As a percentage of revenues, client related services expenses were 7.4% of total revenues for the year ended December 31, 2015 compared to 8.1% of total revenues for the year ended December 31, 2014.  The decline in client related services expenses as a percentage of revenues was primarily related to increased revenues for high complexity lab testing for our facilities in Florida and California and increased other revenues which do not require client related services.

Other Operating Expenses

Other operating expenses increased $9.2 million, or 68.1%, to $22.7 million for the year ended December 31, 2015 from $13.5 million for the year ended December 31, 2014.  The increase was primarily the result of additional operating expenses associated with the expansions and acquisitions that occurred in fiscal 2015.  As a percentage of revenues, other operating expenses were 10.7% of total revenues for the year ended December 31, 2015 compared to 10.2% of total revenues for the year ended December 31, 2014.

Rentals and Leases

Rentals and leases increased $3.2 million, or 152.4%, to $5.3 million for the year ended December 31, 2015 from $2.1 million for the year ended December 31, 2014.  As a percentage of revenues, rentals and leases were 2.5% of total revenues for the year ended December 31, 2015 compared to 1.6% of total revenues for the year ended December 31, 2014. The increase was primarily the result of increased rent as a result of the bed expansion at Forterus in January 2015, the Recovery First Acquisition in February 2015, the lease associated with our new corporate headquarters and call center beginning in June 2015, and the acquisitions of RSG and Taj Media in July 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $6.7 million, or 58.8%, to $18.1 million for the year ended December 31, 2015 from $11.4 million for the year ended December 31, 2014. The increase in the provision for doubtful accounts was primarily related to the 54.7% increase in client related revenues during 2015. Also contributing to the increase was an increase in the aging of our accounts receivable as of December 31, 2015 primarily due to acquisitions, a conversion to new lab billing software in the third and fourth quarters and ICD-10 conversion. As a percentage of revenues, the provision for doubtful accounts was 8.5% of total revenues for the year ended December 31, 2015 compared to 8.6% of total revenues for the year ended December 31, 2014.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of December 31, 2015, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of December 31, 2015 and 2014:

	Current	31-180 Days	Over 180 Days	Total
December 31, 2014	28.9%	47.0%	24.1%	100.0%
December 31, 2015	25.7%	43.0%	31.3%	100.0%

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

Litigation Settlement

Litigation settlement expense increased $1.9 million to $2.4 million for the year ended December 31, 2015 from $0.5 million for the year ended December 31, 2014. During 2015, we recognized $2.2 million in litigation expense related to reserves established for the Horizon matter, which was settled in October 2015.  For further discussion of significant legal matters, see Note 16 to the Company’s Consolidated Financial Statements included in this annual report.

Depreciation and Amortization

Depreciation and amortization expense increased $3.1 million, or 66.0%, to $7.8 million for the year ended December 31, 2015 from $4.7 million for the year ended December 31, 2014.  As a percentage of revenues, depreciation and amortization expense was 3.7% of total revenues for the year ended December 31, 2015, compared to 3.5% of total revenues for the year ended December 31, 2014.  The increase in depreciation and amortization expense was primarily attributable to additions of property and equipment and intangible assets as a result of recent acquisitions and facility expansions.

Acquisition-related Expense

Acquisition-related expense increased $2.6 million, or 302.5%, to $3.4 million for the year ended December 31, 2015 from $0.8 million for the year ended December 31, 2014.  The acquisition-related expense for the year ended December 31, 2015 was primarily related to professional fees and travel costs associated with our acquisition activity in fiscal 2015, during which we completed or announced eight acquisitions.  As a percentage of revenues, acquisition-related expense was 1.6% of total revenues for the year ended December 31, 2015, compared to 0.6% of total revenues for the year ended December 31, 2014.

Interest Expense

Interest expense was $3.6 million for the year ended December 31, 2015 compared to $1.9 million for the year ended December 31, 2014.  The increase in interest expense was primarily the result of an increase in outstanding debt as partially offset by a reduction in interest rates.  Outstanding debt at December 31, 2015 was approximately $145.1 million compared to $28.6 million at December 31, 2014.  The interest rate on the $118.9 million outstanding under the 2015 Credit Facility was 3.33% at December 31, 2015 and the interest rate outstanding on the $25.0 million of 2015 Subordinated Convertible Debt was 2.5% at December 31, 2015.

As a percentage of revenues, interest expense was 1.7% of total revenues for the year ended December 31, 2015 compared to 1.4% of total revenues for the year ended December 31, 2014.

Bargain Purchase Gain

Bargain purchase gain was $1.8 million for the year ended December 31, 2015 compared to zero for the year ended December 31, 2014.   The bargain purchase gain is directly attributable to our acquisition of the Sunrise House in October 2015.   As the fair value of the net acquired assets exceeded the consideration paid for the Sunrise House, a bargain purchase gain was recognized in the fourth quarter of 2015.

Income Tax Expense

For the year ended December 31, 2015, income tax expense was $4.8 million, reflecting an effective tax rate of 36.4%, compared to $2.6 million, reflecting an effective tax rate of 28.6%, for the year ended December 31, 2014.   The prior year effective tax rate included a 4.2% benefit related to the release of a valuation allowance and a 3.2% benefit related to income taxed directly to flow-through owners of BHR prior to the acquisition of BHR on April 15, 2014.

Net Loss Attributable to Noncontrolling Interest

For the year ended December 31, 2015, net loss attributable to noncontrolling interest was $2.8 million compared to net loss attributable to noncontrolling interest of $1.2 million for the year ended December 31, 2014, representing a $1.6 million change.  The net loss attributable to noncontrolling interest is directly related to our consolidated variable interest entity (“VIE”).   During the year ended December 31, 2014, we consolidated one real estate VIE, BHR, through April 15, 2014 at which point it became a wholly owned subsidiary; and five professional group VIEs.   During the year ended December 31, 2015, noncontrolling interest was comprised of six professional group VIEs.

Comparison of Year ended December 31, 2014 to Year ended December 31, 2013

Client Related Revenues

Client related revenues increased $17.3 million, or 15.0%, to $133.0 million for the year ended December 31, 2014 from $115.7 million for the year ended December 31, 2013. Client related revenues were positively impacted by a 16.8% increase in average daily residential census to 396 for the year ended December 31, 2014 from 339 for the year ended December 31, 2013. The increase in average daily residential census was driven by the 60 bed expansion of the Greenhouse facility in July 2014 and the continued expansion of both our outside sales force and our national advertising program. While client related revenues were positively impacted by the increase in average daily residential census, this increase was partially offset by a 1.6% decrease in average daily residential revenue to $920 for the year ended December 31, 2014 from $935 for the year ended December 31, 2013. As previously disclosed, through December 31, 2013, our expected realization was determined by management after taking into account historical collections received from the commercial payors since our inception compared to the gross client charges billed. Beginning in January 2014, we enhanced our methodology related to our net realizable value to more quickly react to potential changes in reimbursements by facility, by type of service and by payor. As a result, management adjusted the expected realization to reflect a historical analysis of reimbursement data by facility in addition to considering the type of services provided, the payors and the gross client charge rates. This adjustment resulted in a decrease in our expected realization in 2014.  For the years ended December 31, 2014 and 2013, we did not recognize any other revenue.

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

Client Related Services

Client related services expenses increased $2.8 million, or 35.0%, to $10.8 million for the year ended December 31, 2014 from $8.0 million for the year ended December 31, 2013. As a percentage of revenues, client related services expenses were 8.1% of revenues for the year ended December 31, 2014 compared to 6.9% of revenues for the year ended December 31, 2013. The increase was primarily related to increases in clinician fees paid due to greater census in detoxification and residential beds which require greater numbers of more highly qualified medical staff. Detoxification and residential treatment services accounted for 27% of total billed days for the year ended December 31, 2014 compared to 23% of total billed days for the year ended December 31, 2013. Also contributing to the increase in client related services expenses were increases in clinician fees as a result of the consolidation of the Professional Groups effective October 1, 2013.

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

Litigation Settlement

Litigation settlement expense decreased $2.1 million, or 80.8%, to $0.5 million for the year ended December 31, 2014 from $2.6 million for the year ended December 31, 2013. As a percentage of revenues, litigation settlement expense was 0.4% of revenues for the year ended December 31, 2014 compared to 2.2% of revenues for the year ended December 31, 2013. The year ended December 31, 2013 reflects $2.5 million of litigation settlement expense related to a State of California wage and hour class action claim.

Restructuring

Restructuring expenses for the year ended December 31, 2013 were $0.8 million. Two call centers were closed in the third quarter of 2013 and were consolidated with the existing call center at our headquarters in Brentwood, Tennessee to create a centralized call center. The call center operations were centralized in order to manage costs more effectively and optimize the call center’s view of client services, thus streamlining the placement of clients to treatment facilities. In addition, the Leading Edge facility, which was acquired in the 2012, was closed in June 2013. Management elected to close the facility because the amenities and the service offerings at the facility were inconsistent with our long-term strategy. During the transition period leading up to closing, clients that would have been candidates for the Leading Edge facility were referred to other treatment facilities, primarily Desert Hope. As a result of the facility closure, we recorded restructuring and exit charges of $0.5 million in the year ended December 31, 2013. These charges consisted of $0.2 million of payroll, severance and employee related costs and facility exit costs related to ongoing lease obligations of approximately $0.3 million. Restructuring expenses related to centralizing the call centers totaled $0.3 million in the year ended December 31, 2013 related to severance and relocation costs.

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

Interest Expense

Interest expense was $1.9 million for the year ended December 31, 2014 and $1.4 million for the year ended December 31, 2013. As a percentage of revenues, interest expense was 1.4% of revenues for the year ended December 31, 2014 compared to 1.2% of revenues for the year ended December 31, 2013. The increase in interest expense is related to the consolidation of Greenhouse Real Estate, LLC in October 2013, and the additional interest expense related to increased outstanding debt obligations associated with the Greenhouse expansion, which was completed in July 2014. In July 2014, the Company also entered into two interest rate swap agreements to mitigate its exposure to interest rate risks. The interest rate swap agreements have a combined initial notional amount of $21.6 million which fixes the interest rates over the life of the interest rate swap agreements. The Company has not designated the interest rate swaps as hedges and, therefore, changes in the fair value of the interest rate swaps are included in interest expense in the audited consolidated income statements. The change in fair value during the year ended December 31, 2014 was approximately $431,000.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under our 2015 Credit Facility, proceeds from the issuance of subordinated convertible debt, and proceeds from issuances of our common stock. We also have utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities.  We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources.  Our future liquidity could be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity, the outcome of pending litigation and by existing or future debt agreements.

We anticipate that our current level of cash on hand and internally generated cash flows will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months. However, to the extent we pursue acquisitions or facility expansions in the future, we may need to access additional capital resources to fund such activities.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Provided by operating activities	$3,443	$8,038	$6,193
Used in investing activities	(13,144)	(19,521)	(143,402)
Provided by financing activities	10,973	58,011	107,419
Net increase (decrease) in cash and cash equivalents	1,272	46,528	(29,790)
Cash and cash equivalents at end of period	2,012	48,540	18,750

Net Cash Provided by Operating Activities

Cash provided by operating activities was $6.2 million for the year ended December 31, 2015, compared to $8.0 million for the year ended December 31, 2014.  Cash flows for operations for the year ended December 31, 2015 were positively impacted by net income, adjusted for non-cash expenses, as well as the timing of accounts payable and accrued liabilities for the year ended December 31, 2015 as compared to 2014.  These increases were more than offset by an increase in accounts receivable of $30.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and by approximately $6.6 million of increased cash outflows related to certain litigation in California, of which $3.1 million was expensed during 2015.  The increase in accounts receivable was primarily related to an increase in revenues in 2015 as compared to 2014.   Also contributing to the increase in accounts receivable were increases related to billing and collection delays associated with our acquisitions and conversion to new lab billing software in the second half of 2016.  Working capital totaled $52.2 million at December 31, 2015 and $63.2 million at December 31, 2014.  The decrease of $9.7 million was primarily attributable to funding of acquisitions and de novo development projects.

Cash provided by operating activities was $8.0 million for the year ended December 31, 2014, an increase of $4.6 million compared to cash provided by operating activities of $3.4 million for the year ended December 31, 2013. The $4.6 million increase in cash provided by operating activities in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily related to the benefit from the increase in accrued liabilities and depreciation and amortization expense as partially offset by an increase in prepaid expenses and other assets. Working capital totaled $63.2 million at December 31, 2014 and $1.2 million at December 31, 2013. We used a portion of the net proceeds from the IPO to repay the $13.1 million balance, in full, of our prior revolving line of credit, the BHR term loan of $1.6 million and the final $7.3 million payment related to the settlement of certain litigation.

Net Cash Used in Investing Activities

Cash used in investing activities was $143.4 million for the year ended December 31, 2015, an increase of $123.9 million compared to cash used in investing activities of $19.5 million for the year ended December 31, 2014.  The increase was primarily related to the business acquisitions, net of cash acquired, and de novo development activity during 2015, including $35.0 million for The Oxford Centre, $32.2 million for RSG, $13.5 million for the purchase of a property in Aliso Viejo, California, $13.0 million for Recovery First, $10.2 million for the development of River Oaks, $6.6 million for Sunrise House, $6.4 million for the purchase of a property in Ringwood, New Jersey, $2.2 million for Taj Media, and $0.6 million for CSRI, with the remaining amount primarily related to continuing costs associated with our de novo projects and completion of our new corporate headquarters.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities was $107.4 million for the year ended December 31, 2015, an increase of $49.4 million compared to cash provided by financing activities of $58.0 million for the year ended December 31, 2014.  The increase was primarily related to net proceeds from the 2015 Credit Facility of $120.8 million and $24.2 million from the financing transaction with Deerfield, and partially offset by the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $27.6 million and repayments of subordinated notes payable of $1.0 million.

Cash provided by financing activities was $58.0 million for the year ended December 31, 2014, an increase of $47.0 million compared to cash provided by financing activities of $11.0 million for the year ended December 31, 2013. The increase was primarily related to proceeds of $69.5 million from the sale of the common stock in connection with our IPO and proceeds of $8.2 million from the sale of BHR Series A Preferred Units, as partially offset by an increase in payments on long-term debt and capital leases of $4.4 million and a decrease in proceeds from the revolving line of credit and long-term debt of $23.5 million.

Financing Relationships

2015 Credit Facility

On March 9, 2015, we entered into a five year $125.0 million senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolver and a $75.0 million term loan.  For additional discussion of our 2015 Credit Facility and a summary of its terms of, see Note 9 to the accompanying consolidated financial statements.

We used approximately $24.9 million of the proceeds from the $75.0 million term loan to repay in full our then outstanding real estate debt, certain equipment loans and certain capital leases. We did not incur any significant early termination fees.  Remaining borrowings were primarily used to fund acquisitions and de novo development projects.

On July 1, 2015 and August 7, 2015, we borrowed $15.0 million and $32.0 million, respectively, under the $50.0 million revolver portion of the 2015 Credit Facility.  Proceeds from these borrowings were primarily used to fund acquisitions and de novo development projects.

As of December 31, 2015, we had $47.0 million outstanding under our revolver and $73.1 million outstanding on our term loan.  As of December 31, 2015, our availability under the revolver portion of the 2015 Credit Facility was $0.7 million, net of $2.3 million in standby letters of credit issued for various corporate purposes that are secured by the Company’s revolver. The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders. At December 31, 2015, the Company was in compliance with all applicable covenants.

Deerfield Financing

On October 2, 2015, we completed the closing of two financing facilities with affiliates of Deerfield.  The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions).  We issued $25.0 million of subordinated convertible debt at closing and currently anticipate we will use the proceeds to fund acquisition opportunities, our de novo pipeline and for other corporate purposes.

The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt is convertible into shares of our common stock at $30.00 per share. In addition, we may borrow up to $25.0 million of unsecured subordinated debt that will bear interest at an annual rate of 12.0% and mature on September 30, 2020. The $25.0 million of unsecured subordinated debt may be drawn for acquisition financing through September 30, 2016 and can be repaid under certain conditions without penalty prior to October 2, 2017. We currently anticipate borrowing the remaining $25.0 million of unsecured subordinated debt in the first half of 2016 to fund announced acquisitions.

BHR Preferred Equity

For a summary of the terms of the BHR Series A Preferred Units, see Note 3 to the accompanying consolidated financial statements.

On February 25, 2015, we exercised our call provision and redeemed 100% of the outstanding Series A Preferred Units for a total redemption price of approximately $8.5 million, which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

Related Party Notes Payable

During 2015, we had outstanding notes payables resulting from seller financing from a 2012 acquisition.  On August 31, 2015, one of the notes payable was paid in full.  The remaining note payable which constitutes a balloon payment was amended, which required a principal payment of $0.3 million upon execution of the amendment, extended the maturity date to February 29, 2016, and increased the interest rate to 6.25%.  The amount outstanding on this note at December 31, 2015 was $1.2 million.  On February 29, 2016, we paid in full the outstanding balance, including principal payments of $1.2 million and accrued interest of $0.2 million.

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

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 3.9% to 5.3% and have maturity dates from March 2017 through March 2019. Total obligations under capital leases at December 31, 2015 were $0.8 million, of which $0.3 million was included in the current portion of long-term debt.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of December 31, 2015:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Senior secured loans(1)	134,932	7,691	22,241	105,000	—
Subordinated debt	28,594	625	1,250	1,250	25,469
Capital lease obligations(2)	799	294	489	16	—
Acquisition-related debt	1,361	1,361	—	—	—
Operating lease obligations	31,414	5,595	7,438	5,988	12,393
Litigation settlement	800	800	—	—	—
Total	197,900	16,366	31,418	112,254	37,862

(1)

Amounts include required principal and interest payments. The estimated interest payments assume no change in LIBOR, or the base rate as defined in the Company’s 2015 Credit Facility, as of December 31, 2015. Also included in the estimated interest payments is the effect of two interest rate swap agreements with notional amounts at December 31, 2015 of $8.0 million and $11.6 million, bearing interest at 4.205% and 4.725%, with maturity dates of May 2018 and August 2019, respectively.
(2)	Includes future cash payments, including interest, due under our capital lease arrangements.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at December 31, 2015. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services, sober living accommodations for our clients, and space for administrative facilities. Rent expense was $5.3 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively.

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

Revenue Recognition

We provide services to our clients in both inpatient and outpatient treatment settings. Revenues are recognized when services are performed at the estimated net realizable value amount from clients, third-party payors and others for services provided. We receive the majority of payments from commercial payors at out-of-network rates. Client service revenues are recorded at established billing rates less adjustments to estimate net realizable value. Adjustments are recorded to state client service revenues at the amount expected to be collected for the service provided based on historic adjustments for out-of-network services not under contract. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.

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

In cases where the demand for our services exceeded our capacity, we historically entered into contractual arrangements with other parties to provide corporate support services. Based on criteria outlined in ASC 605, Revenue Recognition, management determined that we were the principal party to the corporate support services provided. As a result, revenues generated through our contractual arrangements were included in revenues at their expected realizable amount while the subcontracted service payments made to the subcontracted parties were included in client expenses. The need for these contractual arrangements decreased as we increased bed capacity in the second half of 2012 and in the first half of 2013 as a result of the opening of the Desert Hope facility. During 2014 and 2015, we did not utilize these types of contractual arrangements.

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

Allowance for Contractual and Other Discounts

We derive the majority of our revenue reimbursements from commercial payors at out-of-network rates. Management estimates the allowance for contractual and other discounts based on its historical collections experience. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from our estimates.

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

The annual goodwill impairment test is performed as of December 31 of each year, utilizing the two-step test. We concluded that the carrying value of the reporting unit as of December 31, 2015 did not exceed its fair value, and thus no indication of impairment was present.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2015 consisted of $120.1 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements have initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of the interest rate swap agreements at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.0 million on an annual basis based upon our borrowing level at December 31, 2015.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting for the Fiscal Year Ended December 31, 2015

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

 This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to information set forth under the captions “Corporate Governance,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders scheduled to be held on or about May 17, 2016, which we intend to file within 120 days after our fiscal year end.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Nominating and Corporate Governance Committee, Audit Committee and the Compensation Committee, are available on the Investor Relations section of our website at www.americanaddictioncenters.com under the captions “About Us,” “Investor Relations,” “Corporate Profile” and “Governance Documents.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to AAC Holdings, Inc., 200 Powell Place, Brentwood, Tennessee 37027, Attention: Kathryn Sevier Phillips, General Counsel and Secretary. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders scheduled to be held on or about May 17, 2016, which we intend to file within 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders scheduled to be held on or about May 17, 2016, which we intend to file within 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders scheduled to be held on or about May 17, 2016, which we intend to file within 120 days after our fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information set forth under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders scheduled to be held on or about May 17, 2016, which we intend to file within 120 days after our fiscal year end.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AAC Holdings, Inc.

Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of AAC Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAC Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Nashville, Tennessee

March 8, 2016

AAC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2014	2015
Assets
Current assets
Cash and cash equivalents	$48,540	$18,750
Accounts receivable, net of allowances	28,718	60,934
Deferred tax assets	1,214	—
Prepaid expenses and other current assets	1,450	6,840
Total current assets	79,922	86,524
Property and equipment, net	49,196	109,724
Goodwill	12,702	108,722
Intangible assets, net	2,935	9,470
Other assets	1,197	1,609
Total assets	$145,952	$316,049

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities
Accounts payable	$2,001	$7,878
Accrued liabilities	10,411	21,653
Current portion of long-term debt	2,570	3,611
Current portion of long-term debt – related party	1,787	1,195
Total current liabilities	16,769	34,337
Deferred tax liabilities	1,479	1,195
Long-term debt, net of current portion	24,097	140,335
Long-term debt—related party, net of current portion	187	—
Other long-term liabilities	431	3,694
Total liabilities	42,963	179,561

Commitments and contingencies
Mezzanine equity including noncontrolling interest
Noncontrolling interest—Series A Preferred Units	7,848	—
Total mezzanine equity including noncontrolling interest	7,848	—
Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 21,374,374 and 22,813,809 shares issued and outstanding at December 31, 2014 and 2015, respectively	21	23
Additional paid-in capital	88,238	121,923
Retained earnings	9,215	19,708
Total stockholders’ equity	97,474	141,654
Noncontrolling interest	(2,333)	(5,166)
Total stockholders’ equity including noncontrolling interest	95,141	136,488
Total liabilities, mezzanine equity and stockholders’ equity	$145,952	$316,049

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2014	2015
Revenues
Client related revenue	$115,741	$132,968	$205,752
Other revenue	—	—	6,509
Total revenue	$115,741	$132,968	$212,261

Operating expenses
Salaries, wages and benefits	46,856	54,707	91,406
Advertising and marketing	13,493	15,683	20,821
Professional fees	10,277	8,075	10,316
Client related services	7,986	10,794	15,754
Other operating expenses	11,615	13,518	22,708
Rentals and leases	4,634	2,106	5,298
Provision for doubtful accounts	10,950	11,391	18,113
Litigation settlement	2,588	487	2,379
Restructuring	806	—	—
Depreciation and amortization	3,003	4,662	7,837
Acquisition-related expenses	—	845	3,401
Total operating expenses	112,208	122,268	198,033
Income from operations	3,533	10,700	14,228
Interest expense, net (change in fair value of interest rate swaps of $ –, $431, and $33, respectively)	1,390	1,872	3,607
Bargain purchase gain	—	—	(1,775)
Other expense (income), net	36	(93)	(725)
Income before income tax expense	2,107	8,921	13,121
Income tax expense	615	2,555	4,780
Net income	1,492	6,366	8,341
Less: net (income) loss attributable to noncontrolling interest	(706)	1,182	2,833
Net income attributable to AAC Holdings, Inc. stockholders	786	7,548	11,174
Deemed contribution-redemption of Series B Preferred Stock	1,000	—	—
BHR Series A Preferred Unit dividends	—	(693)	(147)
Redemption of BHR Series A Preferred Units	—	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$1,786	$6,855	$10,493
Basic earnings per common share	$0.13	$0.41	$0.49
Diluted earnings per common share	$0.12	$0.41	$0.48
Weighted-average shares outstanding:
Basic	13,855,797	16,557,655	21,605,037
Diluted	14,291,937	16,619,180	21,661,259

See accompanying notes to consolidated financial statements

AAC HOLDINGS, Inc. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Additional
							Paid-in
							Capital/			Total
	Common Stock –		Common Stock –				(Distributions			Stockholders’
	American Addiction Centers, Inc.		AAC Holdings, Inc.				in Excess of			Equity (Deficit)	Non-	Total
	Shares		Shares			Subscription	Paid-in	Treasury	Retained	of American	Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Subscribed	Receivable	Capital)	Stock	Earnings	AAC Holdings, Inc.	Interests	Equity (Deficit)
Balance at December 31, 2012	1,545,373	$1	—	$—	$—	$—	$(677)	$(17)	$1,574	$881	$3,797	$4,678
Common stock issued	1,424,124	1			100	(58)	7,428	—	—	7,471	—	7,471
Redemption of mezzanine Series B Preferred Stock	—	—	—	—	—	—	1,000	—	—	1,000	—	1,000
Redemption of common stock	—				—	—	(1,238)	—	—	(1,238)	—	(1,238)
Common stock granted and issued under stock incentive plan	546,828	1	—	—	—	—	936	—	—	937	—	937
Conversion of debt to equity	381,803				—	—	2,000	—	—	2,000	—	2,000
Redemption of common stock	(698,259)	—	—	—	—	—	—	(3,654)	—	(3,654)	—	(3,654)
Initial consolidation of VIEs	—				—	—	—	—	—	—	3,020	3,020
Redemptions of noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—	—	(2,990)	(2,990)
Distribution to noncontrolling interest holders, net	—				—	—	—	—	—	—	(815)	(815)
Net income	—	—	—	—	—	—	—	—	786	786	706	1,492
Noncontrolling interest - Series A Preferred Dividend accrued	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Balance at December 31, 2013	3,199,869	$3	—	$—	$100	$(58)	$9,449	$(3,671)	$2,360	$8,183	$3,700	$11,883
Common stock issued	741,322	1	—	—	(100)	58	6,117	—	—	6,076	—	6,076
Exercise of common stock warrants	112,658	—	—	—	—	—	72	—	—	72	—	72
Common stock granted and issued under stock incentive plan	111,676	—	158,000	—	—	—	1,745	—	—	1,745	—	1,745
Dividends to mezzanine noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Distribution to noncontrolling interest holders, net	—	—	—	—	—	—	—	—	—	—	(915)	(915)
Redemption of common stock	(14,318)	—	—	—	—	—	(5,594)	(116)	—	(5,710)	—	(5,710)
Private share exchange	(4,151,207)	(4)	14,618,886	15	—	—	4,892	3,787	—	8,690	1,694	10,384
BHR acquisition	—	—	820,124	1	—	—	(1,217)	—	—	(1,216)	(3,661)	(4,877)
CRMS acquisition	—	—	234,324	—	—	—	2,000	—	—	2,000	—	2,000
Common stock issued	—	—	5,250,000	5	—	—	68,866	—	—	68,871	—	68,871
Short-form merger	—	—	293,040	—	—	—	1,908	—	—	1,908	(1,908)	—
Dividends BHR Series A Preferred Units	—	—	—	—	—	—	—	—	(693)	(693)	—	(693)
Net income	—	—	—	—	—	—	—	—	7,548	7,548	(1,182)	6,366
Balance at December 31, 2014	—	$—	21,374,374	$21	$—	$—	$88,238	$—	$9,215	$97,474	$(2,333)	$95,141

Common stock granted and issued under stock incentive plan, net of forfeitures	—	—	806,892	1	—	—	5,375	—	—	5,376	—	5,376
Excess tax benefit from equity awards	—	—	—	—	—	—	33	—	—	33	—	33
Effect of employee stock purchase plan	—	—	12,637	—	—	—	554	—	—	554	—	554
BHR Series A Preferred Unit dividends	—	—	—	—	—	—	—	—	(147)	(147)	—	(147)
Redemption of Series A BHR Preferred Units	—	—	—	—	—	—	—	—	(534)	(534)	—	(534)
Acquisition of Clinical Services of Rhode Island, Inc.	—	—	42,460	—	—	—	1,343	—	—	1,343	—	1,343
Acquisition of Referral Solutions Group, LLC	—	—	540,193	1	—	—	24,173	—	—	24,174	—	24,174
Acquisition of Taj Media, LLC	—	—	37,253	—	—	—	1,667	—	—	1,667	—	1,667
Acquisition of marketing intangibles	—	—	—	—	—	—	540	—	—	540	—	540
Net income	—	—	—	—	—	—	—	—	11,174	11,174	(2,833)	8,341
Balance at December 31, 2015	—	$—	22,813,809	$23	$—	$—	$121,923	$—	$19,708	$141,654	$(5,166)	$136,488

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income	$1,492	$6,366	$8,341
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	10,950	11,391	18,113
Depreciation and amortization	3,003	4,662	7,837
Equity compensation	979	1,802	5,757
Loss on disposal of property and equipment	395	—	365
Bargain purchase gain	—	—	(1,775)
Accretion of BHR Series A Preferred Units	—	66	—
Amortization of debt issuance costs	32	32	261
Deferred income taxes	(1,500)	(1,374)	962
Decrease in fair value of contingent related-party note payable	(91)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(14,810)	(15,155)	(46,097)
Prepaid expenses and other assets	(1,287)	190	(1,924)
Accounts payable	510	106	5,061
Accrued liabilities	3,611	(320)	9,463
Other long term liabilities	159	272	(171)
Net cash provided by operating activities	3,443	8,038	6,193
Cash flows from investing activities:
Purchase of property and equipment	(12,975)	(15,584)	(51,525)
Issuance of notes and other receivables - related parties	—	(488)	—
Collection of notes and other receivables - related parties	50	738	—
Acquisition of subsidiaries, net of cash acquired	—	(3,483)	(90,187)
Cash acquired in consolidation of variable interest entity	210	—	—
Escrow funds held on acquisition	—	(500)	(1,100)
Purchase of intangible assets	—	—	(540)
Purchase of other assets, net	(429)	(204)	(50)
Net cash used in investing activities	(13,144)	(19,521)	(143,402)
Cash flows from financing activities:
Proceeds from revolving line of credit	5,851	(12,550)	47,000
Proceeds from long-term debt	9,150	4,053	100,218
Payments on long-term debt and capital leases	(2,433)	(5,742)	(27,572)
Repayment of long-term debt — related party	(1,554)	(2,601)	(542)
Repayment of subordinated notes payable	—	—	(945)
Payment of debt issuance costs	—	—	(2,211)
Repurchase of common stock	(5,063)	(5,710)	—
Proceeds from sale of common stock — initial public offering	—	69,518	—
Proceeds from sale of common stock — private placement	7,429	6,089	—
Proceeds from sale of BHR Series A Preferred Units	—	8,203	—
Redemption of BHR Series A Preferred Units	—	(1,825)	(8,529)
Dividends paid	—	(509)	—
Contributions from noncontrolling interest	1,979	—	—
Distributions to noncontrolling interest	(1,396)	(915)	—
Redemption of noncontrolling interest	(2,990)	—	—
Net cash provided by financing activities	10,973	58,011	107,419
Net change in cash and cash equivalents	1,272	46,528	(29,790)
Cash and cash equivalents, beginning of period	740	2,012	48,540
Cash and cash equivalents, end of period	$2,012	$48,540	$18,750

See accompanying notes to audited consolidated financial statements.

AAC HOLDINGS, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2014	2015
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$1,265	$1,743	$3,404
Income taxes, net of refunds	$2,870	$4,156	$1,250

Supplemental information on non-cash investing and financing transactions:
BHR Acquisition:
Purchase Price	$—	$11,759	$—
Assumption of debt	—	(1,759)	—
Buyer common stock issued	—	(7,000)	—
Cash paid for acquisition	$—	$3,000	$—

CRMS Acquisition:
Purchase Price	$—	$2,500	$—
Buyer common stock issued	—	(2,000)	—
Cash paid for acquisition	$—	$500	$—

Clinical Services of Rhode Island Acquisition:
Purchase Price	$—	$—	$2,007
Buyer common stock issued	—	—	(1,343)
Cash paid for acquisition	$—	$—	$664

Referral Solutions Group Acquisition:
Purchase Price	$—	$—	$56,654
Buyer common stock issued	—	—	(24,174)
Cash paid for acquisition	$—	$—	$32,480

Taj Media Acquisition:
Purchase Price	$—	$—	$3,907
Buyer common stock issued	—	—	(1,667)
Cash paid for acquisition	$—	$—	$2,240

Acquisition of equipment through capital lease	$—	$614	$291
Accrued purchase of property and equipment	$—	$—	$1,487

See accompanying notes to audited consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014 for the purpose of acquiring all the common stock of American Addiction Centers, Inc. (“AAC”) and to engage in certain reorganization transactions as more fully described in Note 3.  The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services and provides physician services to clients.  At December 31, 2015, the Company, through its subsidiaries, operated nine residential substance abuse treatment facilities, and nine standalone outpatient centers.

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

The Private Share Exchange (defined below) between the Company and AAC’s stockholders (as discussed in Note 3) was accounted for similar to a common control transaction resulting in the assets, liabilities, and equity of AAC being carried over at their historical bases.  At the time of the Private Share Exchange, Holdings was a shell company that had not conducted any business and had no material assets or liabilities.  As such, the historical financial statements presented for periods prior to the Private Share Exchange represent the historical results of operations of AAC.

During the year ended December 31, 2014, the Company consolidated one real estate VIE, Behavioral Healthcare Realty, LLC (“BHR”) through April 15, 2014, at which point BHR was acquired by the Company and became a wholly owned subsidiary of the Company (see Note 3 for further discussion).  At the time of the BHR Acquisition, BHR leased two treatment facilities to the Company under long-term triple net leases and was renovating and constructing additional treatment facilities that it planned to lease to the Company. The Company was the primary beneficiary as a result of its guarantee of BHR’s debt prior to the BHR Acquisition.  The Company also consolidated five professional groups (“Professional Groups”) that constituted VIEs as of December 31, 2014 and six Professional Groups that constituted VIEs as of December 31, 2015.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients.  The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding to the Professional Groups and the obligation and likelihood of absorbing all expected gains and losses of the Professional Groups, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying consolidated balance sheets as of December 31, 2014 and 2015 include assets of $0.5 million and $1.4 million, respectively, and liabilities of $3.3 million and $0.6 million, respectively, related to the VIEs.  The accompanying consolidated income statements include net (income) loss attributable to noncontrolling interest of $(0.7) million, $1.2 million and $2.8 million related to the VIEs for the years ended December 31, 2013, 2014 and 2015, respectively.

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

As a result of the foregoing transactions, the Company owned (i) over 93.6% of the outstanding common stock of AAC, (ii) 100% of the outstanding common membership interests in BHR, and (iii) 100% of the outstanding membership interests in CRMS. To help fund or facilitate these transactions, the following additional financing transactions were undertaken in 2014 prior to or in connection with the aforementioned transactions: (i) AAC sold 741,322 shares of its common stock in a private placement to certain accredited investors from February 2014 through April 2014, with net proceeds of $6.0 million, (ii) BHR sold 8.5 Series A Preferred Units in a private placement to certain accredited investors in January and February 2014 with net proceeds of $0.4 million (See Note 10), (iii) BHR redeemed 36.5 Series A Preferred Units from certain accredited investors in April 2014 (See Note 10) and (iv) BHR sold 160 new Series A Preferred Units in a private placement to an accredited investor in April 2014 with net proceeds of $7.8 million (see Note 10).

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

Behavioral Healthcare Realty, LLC Acquisition

On April 15, 2014, BHR redeemed 36.5 of its noncontrolling Series A Preferred Units for $1.8 million. These former holders of Series A Preferred Units used the proceeds from the redemption to purchase 224,697 shares of AAC’s common stock at $8.12 per share as part of an exempt common stock offering. Included in the aforementioned transaction, nine of the Series A Preferred Units were redeemed from directors and relatives of directors who purchased 55,406 shares of AAC’s common stock valued at approximately $450,000.

Simultaneously, BHR amended and restated its Limited Liability Company Agreement which among other things changed the rights and privileges of the Series A Preferred Units. On April 15, 2014, BHR received $7.8 million in net proceeds from the sale of 160 units ($50,000 per unit) of its noncontrolling Series A Preferred Units to BNY Alcentra Group Holdings, Inc. (“Alcentra”). Alcentra received a 1% fee at closing and was entitled to receive a 12% per annum preferred return on its initial investment, payable quarterly in arrears. In the event of a non-payment, the preferred return compounded on a quarterly basis computed on an actual/360 day basis. In the event of non-payment for three months, the preferred return increased to 15.0%, and further increased to 18.0% if not paid beginning in the fourth month, with each increase compounding on a quarterly basis computed on an actual/360 day basis. The Series A Preferred Units contained certain embedded issuer call and holder put provisions. BHR had the option to redeem a minimum of 40 Series A Preferred Units and up to 100% of the outstanding Series A Preferred Units for $50,000 per unit, plus (i) any accrued and unpaid preferred return and (ii) a call premium of (a) 3.0% through April 15, 2015, (b) 2.0% from April 16, 2015 through April 15, 2017 and (c) no premium any time after April 15, 2017. Alcentra had a put right that, if exercised, required BHR to redeem all of the issued and outstanding Series A Preferred Units by making a payment equal to $50,000 per unit plus the accrued but unpaid preferred return. Alcentra was able to exercise its put right for a period of 30 days following the 36th month or 48th month after the date of issuance and at any time following the 60th month after the date of issuance. In the event of a sale of a property owned by BHR, Alcentra was entitled to the repayment of its initial capital contribution plus (i) any accrued and unpaid preferred return and (ii) any applicable call premium. As long as any of the Series A Preferred Units were outstanding, distributions to affiliates of BHR were limited to $3.0 million annually.

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

In addition, so long as Alcentra owned at least 60 Series A Preferred Units, subject to adjustment for certain BHR redemptions, the manager of BHR could not engage in certain transactions without the approval of a majority of the Series A Preferred Unit holders, including, without limitation, the following: (i) liquidate, dissolve or wind up the business of BHR; (ii) authorize the issuance of additional Series A Preferred Units or any class or series of equity securities with rights, preferences or parity with or senior to that of the Series A Preferred Units; (iii) declare or pay any cash distribution or make any other distribution not permitted under the limited liability company agreement; (iv) pay any management or similar fees; (v) pay rebates or reduce payments payable by any primary tenants or (vi) make payments to affiliates of BHR in excess of $3.0 million per year in the aggregate.

Substantially concurrent with the Private Share Exchange, the Company acquired all of the outstanding common membership interests of BHR by issuing 820,124 shares of Company common stock (at a fair value of $8.54 per share as determined by the Company), paying $3.0 million in cash and assuming of a $1.7 million term loan from a financial institution to the Company’s CEO, former President and CFO. The original proceeds from this loan were used to repay a loan related to Greenhouse Real Estate, LLC and was accounted for as an additional capital contribution in BHR. The Company refinanced the assumed term loan and was required to make monthly principal payments of $35,855 to a financial institution, plus 5.0% interest and a balloon payment of $1.4 million in April 2015. In the event of an initial public offering prior to April 2015, the Credit Facility required that the Company immediately repay the $1.7 million assumed and refinanced term loan with proceeds from the IPO. Prior to the BHR Acquisition, BHR was controlled by the CEO, former President and CFO of the Company. BHR owned the real property associated with treatment facilities, which were leased to the Company, as well as other properties that were currently in development or were being held for future development. The BHR Acquisition was accounted for as a common control transaction as BHR was already being consolidated as a VIE in accordance with FASB ASC 810, Consolidations, and, accordingly, the Company recognized $4.9 million of the $11.8 million in fair value of consideration transferred (consisting of $3.0 million cash consideration, the $1.7 million loan assumed and the net deferred tax liabilities of $0.2 million). The Company eliminated the noncontrolling interest attributable to BHR of $3.7 million with the excess of fair value over the carrying value of noncontrolling interest recorded as a reduction to additional paid-in capital of $1.2 million.

Clinical Revenue Management Services, LLC Acquisition

On April 15, 2014, the Company acquired all the outstanding membership interests of CRMS in exchange for $0.5 million in cash and 234,324 common shares of the Company’s common stock (at a fair value of $8.54 per common share as determined by the Company) for total consideration paid of $2.5 million (collectively, the “CRMS Acquisition”). The purchase price was based upon a third party valuation report of CRMS obtained by the Company. CRMS provides billing and collections services to the Company and has no customers other than the Company. After this acquisition, all billing and collection services for the Company are performed by a wholly owned subsidiary. Prior to its acquisition by the Company, CRMS was owned by the spouses of the Company’s CEO and former President. The purchase price resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition.

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

Qualitative factors that contributed to the recognition of goodwill include certain intangible assets that are not recognized as a separate identifiable intangible asset apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the assembled workforce. The goodwill recognized is not deductible for income tax purposes. Acquisition related costs totaled $0.1 million and were expensed in other operating expenses in the audited consolidated statement of income for the year ended December 31, 2014.

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

4. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to insurance adjustments, provisions for doubtful accounts, goodwill and intangible assets, long-lived assets, deferred revenues and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $28.1 million, $25.3 million, and $48.2 million for the years ended December 31, 2013, 2014, and 2015, respectively.

Client Related Revenues

The Company provides services to its clients in both inpatient and outpatient treatment settings. Client related revenues are recognized when services are performed at estimated net realizable value from clients, third-party payors and others for services provided. The Company receives the majority of payments from commercial payors at out-of-network rates. Client related revenues are recorded at established billing rates less adjustments to estimate net realizable value. Adjustments are recorded to state client service revenues at the amount expected to be collected for the service provided based on historic adjustments for out-of-network services not under contract. Prior to admission, each client’s insurance is verified and the client self-pay amount is determined. The client self-pay portion is generally collected upon admission. In some instances, clients will pay out-of-pocket as services are provided or will make a deposit and negotiate the remaining payments as part of the services. These out-of-pocket payments are included in accrued liabilities in the accompanying consolidated balance sheets and revenues related to these payments are deferred and recognized over the period services are provided. From time to time, scholarships may be provided to a limited number of clients. The Company does not recognize revenues for care provided via scholarships.

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

For the year ended December 31, 2015, approximately 15.1% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 12.5% by Blue Cross Blue Shield of Texas; 11.5% by Aetna, and 11.1% were reimbursed by Blue Cross Blue Shield of California. No other payor accounted for more than 10% of revenue reimbursements for the year ended December 31, 2015.

In prior years in cases where the demand for services exceeded capacity, the Company entered into contractual arrangements with other parties to provide services. Management evaluated and determined the Company was the principal party to the services provided. Revenues generated through the Company’s contractual arrangements are included in revenues at their expected realizable amount while the subcontracted service payments made are included in client related services. The need for these contractual arrangements decreased as the Company increased its bed capacity in the second half of 2012 and further decreased with the increased bed capacity in the first quarter of 2013 as a result of the opening of Desert Hope. None of the contractual arrangements were utilized during 2014 or 2015.

Other Revenue

The Company’s other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through the Company’s operating subsidiary Referral Solutions Group, LLC, which was acquired on July 2, 2015.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

Allowance for Contractual and Other Discounts

The Company derives the majority of its revenues from commercial payors at out-of-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates.

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

At December 31, 2014, 20.7% of accounts receivable was from Anthem Blue Cross Blue Shield of Colorado, 13.0% was from Blue Cross Blue Shield of California, and 10.6% was from Blue Cross Blue Shield of Texas.  At December 31, 2015, 22.4% of accounts receivable was from Anthem Blue Cross Blue Shield of Colorado and 15.0% was from Blue Cross Blue Shield of California. No other payor accounted for more than 10% of accounts receivable at December 31, 2014 or 2015.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2012	$4,278
Additions charged to provision for doubtful accounts	10,950
Accounts written off, net of recoveries	(1,908)
Balance at December 31, 2013	$13,320
Additions charged to provision for doubtful accounts	11,391
Accounts written off, net of recoveries	(16,243)
Balance at December 31, 2014	$8,468
Additions charged to provision for doubtful accounts	18,113
Accounts written off, net of recoveries	(9,704)
Balance at December 31, 2015	$16,877

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
whichever is less

Goodwill and Intangible Assets

The Company has only one operating segment, substance abuse/behavioral healthcare treatment services, for segment reporting purposes. The substance abuse/behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2014 and 2015 resulted in no impairment charges. The Company has no intangible assets with indefinite useful lives other than goodwill.

The Company’s other intangible assets principally relate to trademarks, marketing intangibles, non-compete agreements, and leasehold interests acquired during business combinations. Trademarks and marketing intangibles are amortized over a period of ten years, non-compete agreements are amortized over the five-year term of the agreements, and leasehold interests are amortized over the remaining life of the leases.

Long-Lived Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Impairment is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did not identify any indicators of impairment during the years ended December 31, 2014 and 2015.

Accrued Liabilities

The Company’s accrued liabilities, reflected as a current liability in the accompanying consolidated balance sheets, consist of the following (in thousands):

	Year Ended December 31,
	2014	2015
Accrued payroll liabilities	$6,536	$10,090
Accrued litigation settlement	158	800
Accrued legal fees	317	479
Income taxes payable	—	2,527
Accrued property, plant, and equipment	—	1,487
Other	3,400	6,270
Total accrued liabilities	$10,411	$21,653

Segments

The focus of all Company operations is centered on a single service, substance abuse/behavioral healthcare treatment. As such, the Company has one operating segment. The Company is organized and operates as one reportable segment, consisting of various treatment facilities located in the United States. The treatment facilities operate in the same industry and have similar economic characteristics, services and clients. Management has the ability to direct and serve clients in any of these facilities, which allows management to operate the Company’s business and analyze its revenues on a system-wide basis rather than focusing on any individual facility. The Company’s chief operating decision maker evaluates performance and manages resources based on the results of the consolidated operations as a whole.

Advertising Expenses

Advertising costs are expensed as the related activity occurs.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using a fair-value based method for costs related to all share-based payments. Prior to the Company’s stock being traded in an active market, the Company estimated the fair value of employee restricted stock awards on the date of grant based on the appraised fair value.  The fair value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of income.

Earnings Per Share

Basic and diluted earnings per common share are calculated based on the weighted-average number of shares outstanding in each period and dilutive stock options, non-vested shares, convertible debt securities, and warrants, to the extent such securities have a dilutive effect on earnings per share using the treasury stock method. The two-class method determines earnings per share for each class of common stock and participating preferred stock and their respective participation rights in undistributed earnings. Effective with the elimination of the Series B Preferred Stock in the first quarter of 2013, the Company no longer has two classes of stock.

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

For the years ended December 31, 2013, 2014 and 2015, the Company had no accrued interest or penalties related to income tax matters in income tax expense.

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

Comprehensive Income

As of December 31, 2013, 2014, and 2015, the Company did not have any components of other comprehensive income. As such, comprehensive income equaled net income for each of the periods presented in the accompanying consolidated statements of income.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

In March 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and those interim periods within those fiscal years, with early adoption permitted.  The update requires debt issuance costs related to a note to be reported in the balance sheet as a direct deduction from the face amount of that note on a retrospective basis upon adoption.  The Company determined to early adopt the revised guidance and presented $1.9 million of deferred debt issuance costs associated with the Company’s 2015 Credit Facility (as later defined) net of the debt balance at December 31, 2015 (see Note 9).  The impact on prior periods was not material.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years, with earlier application permitted for financial statements that have not been issued.  The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be netted and presented as a single non-current amount in the balance sheet, rather than separating them into current and non-current amounts. The Company prospectively adopted the provisions of ASU 2015-17 during the fourth quarter of 2015. Prior periods were not retrospectively adjusted.  The adoption of ASU 2015-17 had no impact on the Company’s results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

5. Earnings Per Share

Earnings per share (“EPS”) was calculated using the two-class method required for participating securities up until 2013. Series B Preferred Stock was entitled to dividends at the rate equal to that of common stock.  Undistributed earnings allocated to these participating securities were subtracted from net income in determining net income attributable to common stockholders. Net losses, if any, were not allocated to these participating securities. Effective with the elimination of the Series B Preferred Stock in the first quarter of 2013, the Company no longer has two classes of stock.

Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Common shares outstanding include both the common shares classified as mezzanine equity and those classified as equity.

For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under stock-based payment arrangements, and outstanding convertible debt securities. Diluted EPS attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding during the period.

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for years ended December 31, 2013, 2014 and 2015 (in thousands except share and per share amounts):

	Year Ended December 31,
	2013	2014	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$786	$7,548	$11,174
Plus: redemption of Series B Preferred Stock deemed contribution	1,000	—	—
Less: Series A Preferred Unit dividends	—	(693)	(147)
Less: Redemption of BHR Series A Preferred Units	—	—	(534)
Net income available to common shares	$1,786	$6,855	$10,493
Denominator
Weighted-average shares outstanding – basic	13,855,797	16,557,655	21,605,037
Dilutive securities	436,140	61,525	56,222
Weighted-average shares outstanding – diluted	14,291,937	16,619,180	21,661,259

Basic earnings per share	$0.13	$0.41	$0.49
Diluted earnings per share	$0.12	$0.41	$0.48

The Company has included common stock that is classified as mezzanine equity in the denominator for basic and diluted EPS calculations for 2013 and 2014.

6.  Acquisitions

On February 20, 2015, the Company acquired certain assets of Recovery First, Inc. (“Recovery First”), a Florida-based provider of substance abuse treatment and rehabilitation services, for $13.0 million in cash and the assumption of certain liabilities.  The purchase price was based upon arms-length negotiations between the Company and Recovery First, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired (including identifiable intangible assets) and, correspondingly, the recognition of goodwill. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

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

On July 2, 2015, the Company acquired RSG, an online publisher in the substance abuse treatment industry with a portfolio of websites and marketing assets, for $32.5 million in cash and 540,193 in shares of Holdings’ common stock.  The purchase price was based upon arms-length negotiations between the Company and RSG, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

On July 2, 2015, the Company acquired Taj Media, LLC (“Taj Media”), a digital marketing agency with addiction treatment industry expertise, for $2.2 million in cash and 37,253 in shares of Holdings’ common stock.  The purchase price was based upon arms-length negotiations between the Company and Taj Media, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

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

On October 1, 2015, the Company acquired certain assets of Sunrise House Foundation, Inc. (“Sunrise House”), a non-profit corporation operating a 110-bed substance abuse treatment center, 30 halfway house beds and two outpatient programs in Western New Jersey, for $6.6 million in cash.  The purchase price was based upon arms-length negotiations between the Company and Sunrise House, an unrelated third party, that resulted in a fair value assessment of the net assets acquired of $8.4 million.  The $1.8 million of assets in excess of the purchase price was recorded as a bargain purchase gain and is included in “Bargain purchase gain” in the consolidated statements of income.  Prior to recording this gain, the Company reassessed its identification of assets acquired and liabilities assumed, including the use of independent valuation experts to assist the Company in appraising the personal property, real property and intangible assets acquired. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including historical losses incurred by the business.

Each of these acquisitions was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations. The Company recorded each transaction based upon the fair value of the consideration paid. This consideration was allocated to the assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values.  The fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, were as follows (in thousands):

	Recovery First	CSRI	RSG	Taj Media	Oxford	Sunrise House	Total
Cash and cash equivalents	$—	$27	$231	$45	$—	$—	$303
Accounts receivable	750	158	546	24	1,997	758	4,233
Prepaid expenses and other assets	—	6	—	5	—	—	11
Property and equipment	1,416	3	15	34	4,706	6,604	12,778
Other assets	—	—	22	8	—	113	143
Goodwill	10,574	1,857	51,946	3,844	27,799	—	96,020
Intangible assets	300	—	4,470	—	680	940	6,390
Total assets acquired	13,040	2,051	57,230	3,960	35,182	8,415	119,878
Accrued liabilities	40	44	576	53	182	40	935
Net assets acquired	13,000	2,007	56,654	3,907	35,000	8,375	118,943
Bargain purchase gain	—	—	—	—	—	(1,775)	(1,775)
Total purchase price of acquisition	$13,000	$2,007	$56,654	$3,907	$35,000	$6,600	$117,168

Acquisition-related costs for the acquisitions were expensed in acquisition-related expenses in the consolidated statements of income.

 The results of operations for the acquired entities from the respective acquisition dates are included in the consolidated statements of income for the year ended December 31, 2015, and include revenues of $23.0 million and income before income taxes of $6.9 million.  The following presents the unaudited pro forma revenues and income before taxes of the combined entity had the acquisitions occurred on January 1, 2014 (in thousands):

	Year Ended December 31,
	2014	2015
Revenues	$175,743	$236,828
Income before income taxes	$19,494	$17,913

7. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2014	2015
Computer equipment and software	$4,845	$13,498
Furniture and fixtures	4,535	8,477
Vehicles	834	1,153
Equipment under capital lease	1,777	1,498
Leasehold improvements	3,538	15,671
Construction in progress	19,410	17,424
Building	19,733	53,264
Land	2,538	13,380
Total property and equipment	57,210	124,365
Less accumulated depreciation and amortization	(8,014)	(14,641)
	$49,196	$109,724

Acquired Property

On February 24, 2015, the Company purchased a piece of property including buildings, structures, and 96 acres of land in Ringwood, New Jersey for $6.4 million in cash and recorded the balance as construction in progress. The Company funded the purchase price from cash on hand with the intention of converting the property into a treatment center.

On April 1, 2015, the Company acquired a 93-bed hospital in southern California for cash consideration of $13.5 million and recorded the balance as construction in progress and land.  The Company funded the purchase price from cash on hand with the intention of converting the property into a chemical dependency recovery hospital.

8. Goodwill and Intangible Assets

The Company’s goodwill balance was $12.7 million and $108.7 million as of December 31, 2014 and 2015, respectively. The increase in goodwill relates to the acquisitions noted below and as discussed in Note 6.

Balance at December 31, 2014	$12,702
Recovery First acquisition	10,574
CSRI acquisition	1,857
RSG acquisition	51,946
Taj Media acquisition	3,844
Oxford acquisition	27,799
Balance at December 31, 2015	$108,722

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2014 and 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	December 31,	December 31,	December 31,
	2014	2015	2014	2015
Trademarks	$2,682	$4,052	$626	$955
Non-compete agreements	1,257	1,257	587	838
Marketing intangibles	220	5,651	39	355
Leasehold interests	—	670	—	34
Other	51	51	23	29
	$4,210	$11,681	$1,275	$2,211

Changes to the carrying value of identifiable intangible assets during the year ended December 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$2,935
Amortization expense	(936)
Recovery First intangibles	300
Acquisition of marketing intangibles	1,081
RSG intangibles	4,470
Oxford intangibles	680
Sunrise House intangibles	940
Balance at December 31, 2015	$9,470

On April 17, 2015, the Company acquired certain marketing assets with a value of $1.1 million for cash consideration of $0.5 million and 17,110 shares of the Company’s common stock issued on January 1, 2016, with an estimated fair value of $0.5 million at the date of acquisition.

The weighted-average amortization periods of the acquired intangible assets are as follows:

Weighted - Average Amortization Period (in Years)
Trademarks	10
Non-compete agreements	5
Marketing intangibles	10
Leasehold interests	10
Other	5

At December 31, 2015, all intangible assets are amortized using a straight-line method.  The following table presents amortization expense expected to be recognized during fiscal years subsequent to December 31, 2015 (in thousands):

Year ended December 31,
2016	$1,335
2017	1,251
2018	1,082
2019	1,046
2020	1,042
Thereafter	3,714
Total	$9,470

9. Notes Payable and Revolving Line of Credit

A summary of the Company’s debt obligations, net of unamortized discounts, is as follows (in thousands):

	December 31,	December 31,
	2014	2015
Non-related party debt:
Senior secured loans, net of issuance costs	$—	$118,936
Real estate debt	24,590	—
Asset purchases	126	—
Subordinated debt, net of issuance costs	708	24,240
Capital lease obligations	1,243	770
Total non-related party debt	26,667	143,946
Less current portion	(2,570)	(3,611)
Total non-related party debt, long-term	$24,097	$140,335
Related party debt:
Acquisition-related debt	$1,787	$1,195
Subordinated debt	187	—
Total related party debt	1,974	1,195
Less current portion	(1,787)	(1,195)
Total related party debt, long-term	$187	$—

Credit Facility

The Company’s prior credit facility borrowing base provided for borrowings up to the lesser of (i) $20 million or (ii) 80% of the Company’s eligible accounts receivable at any time prior to February 1, 2014, and 70% of the Company’s eligible accounts receivable at any time on or after February 1, 2014, subject to adjustment if the aggregate of all returns, rebates, discounts, credits and allowances for the immediately preceding three months is less than 8% of the Company’s gross revenues for such period. The prior credit facility was secured by the Company’s accounts receivable, deposit accounts and other rights to payment, inventory, and equipment, and was guaranteed jointly and severally by all of the Company’s subsidiaries that have significant operations and/or assets and the Company’s CEO and former President. The prior credit facility, as amended, required the Company to maintain a tangible net worth ratio not greater than 2.50 to 1.00, a fixed charge coverage ratio not less than 1.25 to 1.00, and net income of at least $1.00, all determined as of each quarter end. The prior credit facility limited capital expenditures to $0.1 million in each fiscal year unless approved by the financial institution, limited additional borrowing to $50,000 during the term of the agreement unless approved by the financial institution, limited operating lease expense to $0.1 million in each fiscal year and prohibited the payment of dividends in cash or stock. The prior credit facility also contained a cross-default clause linking a default under the prior credit facility to the occurrence of a default by the Company under any other debt agreement, material lease commitment, contract, instrument or obligation.

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

The Amended Revolving Line bore interest at one-month LIBOR, plus an applicable margin that was determined by the Company’s leverage ratio, as defined by the agreement, at the end of each quarter. A quarter-end leverage ratio of 4.75 to 1.00 or above resulted in an applicable margin of 3.00%, a ratio below 4.75 to 1.00 and equal to or above 4.00 to 1.00 results in an applicable margin of 2.75%, and a ratio below 4.00 to 1.00 results in an applicable margin of 2.50%. Term Loan A bore interest at LIBOR plus 3.15%. The borrowing base for the Amended Revolving Line was 70% of the Company’s eligible accounts receivable and was established with the understanding that the aggregate of all returns, rebates, discounts, credits and allowances, exclusive of the initial adjustment to record net revenues at the time of billing, for the immediately preceding three months would be less than 20% of gross revenues for such period (up from the previous restriction of 8%).

On December 18, 2014, the Company terminated the 2014 Credit Facility, after having repaid the then outstanding principal balance of $487,500 plus accrued interest.   The 2014 Credit Facility also included one outstanding term loan in the outstanding principal amount of $0.5 million. The Company did not incur any early termination penalties as a result of the early termination of the 2014 Credit Facility.

On March 9, 2015, the Company entered into a five year $125.0 million senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolving credit facility and a $75.0 million term loan.  The Company used the proceeds to re-pay certain existing indebtedness, fund acquisitions and de novo treatment facilities and for general corporate purposes.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased up to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders.  On June 16, 2015, the Company amended the 2015 Credit Facility to remove from the definition of “change of control” what is often referred to as a “dead hand proxy put” provision.

The 2015 Credit Facility requires quarterly term loan principal repayments for the outstanding term loan of $0.9 million from September 30, 2015 to December 31, 2016, $1.4 million from March 31, 2017 to December 31, 2017, $2.3 million from March 31, 2018 to December 31, 2018, and $2.8 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan due on the maturity date of March 9, 2020.  Repayment of the revolving loan is due on the maturity date of March 9, 2020.    The 2015 Credit Facility generally requires quarterly interest payments.

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Facility).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the 2015 Credit Facility) (based upon the LIBOR Rate (as defined in the 2015 Credit Facility) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at December 31, 2015 was 3.33%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving credit facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at December 31, 2015 was 0.45%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

Pricing Tier	Consolidated Total Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	> 3.50:1.00	3.25%	2.25%	0.50%
2	> 3.00:1.00 but < 3.50:1.00	3.00%	2.00%	0.45%
3	> 2.50:1.00 but < 3.00:1.00	2.75%	1.75%	0.40%
4	> 2.00:1.00 but < 2.50:1.00	2.50%	1.50%	0.35%
5	< 2.00:1.00	2.25%	1.25%	0.35%

The 2015 Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (each as defined in the 2015 Credit Facility). The Company may be required to pay all of its indebtedness immediately if the Company defaults on any of the financial or other restrictive covenants contained in the 2015 Credit Facility.  The financial covenants include maintenance of the following:

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

At December 31, 2015, the Company was in compliance with all applicable covenants under the 2015 Credit Facility.

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

On July 1, 2015, the Company borrowed $15.0 million under the $50.0 million revolver of the 2015 Credit Facility.  The Company used the proceeds to fund de novo development projects, acquisitions, and general corporate purposes.

On August 7, 2015, the Company borrowed $32.0 million under the $50.0 million revolver of the 2015 Credit Facility.  The Company used the proceeds to fund de novo development projects, acquisitions, and general corporate purposes.

As of December 31, 2015, the Company’s availability under the $50.0 million revolving credit facility of the 2015 Credit Facility was $0.7 million, net of $47.0 million in borrowings as noted above, and $2.3 million in standby letters of credit issued for various corporate purposes.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. The interest rate swap agreements had initial notional amounts of $8.9 million and $13.2 million which fix interest rates over the life of the respective interest rate swap agreement at 4.21% and 4.73%, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges and therefore the changes in the fair value of the interest rate swaps are included within interest expense in the consolidated statements of income.

The fair value of the interest rate swaps at December 31, 2014 and 2015 represented a liability of $431,000 and $464,000, respectively, and is reflected in other long-term liabilities on the consolidated balance sheets.  Refer to Note 15 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth the Company’s interest rate swap agreements at December 31, 2015 (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$7,977	May 2018	$(116)
Pay-fixed interest rate swap	11,608	August 2019	(348)
Total	$19,585		$(464)

Real Estate Debt

As discussed in Note 3, on April 15, 2014, the Company acquired BHR and assumed a $1.8 million term loan, which was subsequently paid off in 2014 with proceeds from the Company’s IPO.  The Company’s total real estate debt totaled $24.6 million at December 31, 2014. The terms of the debt are discussed below. On March 9, 2015, the Company repaid in full all outstanding real estate debt as discussed further below.  The Company did not incur any early termination penalties in the repayment of the debt.

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

In May 2013, Concorde Real Estate refinanced these two outstanding loans with a $9.6 million note payable with a maturity of May 15, 2018. The additional debt in 2013 was used to redeem the preferred membership interests in Concorde Real Estate. The note required monthly principal payments of $53,228 plus interest and a balloon payment of $6.6 million due at maturity. Interest was calculated based on a 360 day year and accrued at the Company’s option of either (i) one-month LIBOR (as defined in the agreement) plus 2.5%, with such rate fixed until the next monthly reset date, or (ii) floating at one-month LIBOR (as defined in the agreement) plus 2.5%. In the event that the Company elected the floating option for either two consecutive periods or a total of three periods, the floating rate increased by 0.25%. The interest rate at December 31, 2014 was 2.67% and the amount outstanding at December 31, 2014 was $8.6 million.  The Company repaid this note in full on March 9, 2015 for its stated outstanding principal balance and did not incur any early termination fees.

The note was guaranteed by the Company and its CEO and former President and was secured by a deed of trust and the assignment of certain leases and rents. The note contained financial covenants that required the Company to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The note also contained a cross-default clause linking a default under the note to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness.

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

At Greenhouse Real Estate’s option, the Construction Facility was convertible to a permanent term loan with an extended maturity of October 31, 2019 provided (i) there was no default, (ii) the construction was 100% complete, (iii) there was no material adverse change, as determined by the financial institution in its sole discretion, in the financial condition of Greenhouse Real Estate and (iv) other terms and conditions were satisfied. The maximum amount that could be converted was 65% of the appraised value at the time of the conversion. If at the time of the conversion the loan value exceeded the 65% loan-to-value ratio, Greenhouse Real Estate was permitted to make principal payments to reduce the loan-to-value to the 65% threshold. In the event Greenhouse Real Estate did not elect to or was unable to convert the Construction Facility to a permanent term loan, Greenhouse Real Estate was required to pay an exit fee equal to 3.0% of the then outstanding balance.  Principal payments at the time of the conversion were to be calculated based on a 15-year amortization schedule, and monthly principal and interest payments were required with a balloon payment at maturity.

The Construction Facility was secured by a deed of trust and the assignment of certain leases and rents and was guaranteed by the Company and the CEO and former President of the Company. Greenhouse Real Estate was required to maintain a minimum debt service coverage ratio of 1.25 to 1.00. The note also contained a cross-default clause linking a default under the Greenhouse Real Estate loan to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness.

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

Academy Real Estate

In May 2013, the Company, through Academy Real Estate, obtained a $3.6 million note payable (the “Academy Loan”) from a financial institution to fund a portion of the acquisition of the property located in Riverview, Florida (just outside of Tampa, Florida). The note payable matured on November 10, 2013 and was renewed under identical terms.  In connection with the Company’s sale to BHR of its membership interests of Academy Real Estate on December 10, 2013, BHR assumed the $3.6 million note payable. Interest, which was payable monthly, was calculated based on a 360 day year and accrued at the Company’s option of either (i) one-month LIBOR (as defined in the agreement) plus 3.0%, with such rate fixed until the next monthly reset date or (ii) floating at one-month LIBOR (as defined in the agreement) plus 3.0%.  In the event that the Company elected the floating option for either two consecutive periods or a total of three periods, the floating rate increased by 0.25%. In April 2014, the Company effected an amendment to the Academy Loan to extend the maturity date to July 14, 2019. Under the amended Academy Loan, the Company made monthly principal payments of $30,000 plus interest commencing in October 2014 and a balloon payment of remaining unpaid principal of $1.9 million at the maturity date.  The agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and contained other restrictive financial covenants. The agreement also contained a cross-default clause linking a default under the Academy Loan note to the occurrence of a default by any guarantor or an affiliate of a guarantor with respect to any other indebtedness. The outstanding balance at December 31, 2014 was $3.5 million and the interest rate was 3.17%.  The Company repaid this note in full on March 9, 2015 for its stated outstanding principal balance and did not incur any early termination fees.

At December 31, 2013 and 2014, the Company was in compliance with the financial covenants of the BHR debt. The instances of noncompliance under its prior credit facility created a cross-default with the Construction Facility, the Concorde Real Estate note payable and the Academy Loan.  The Company obtained a waiver for the covenant defaults under its prior credit facility for 2012, and the amendment and restatement of its prior credit facility in April 2014 included a waiver for the noncompliance of the financial covenants and negative covenants that occurred under the prior credit facility in 2013 and the quarter ended March 31, 2014.  The Company also obtained waivers for the cross-defaults under the Construction Facility, the Concorde Real Estate note payable and the Academy Loan.

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

Acquisition Related Debt

On August 31, 2012, the Company acquired certain assets of AJG Solutions, Inc. and its subsidiaries and the equity of B&B Holdings INTL LLC (collectively, the “TSN Acquisition”) from the two individual owners of such entities (the “TSN Sellers”). The Company financed a portion of the TSN Acquisition with the following sources of debt. The Company entered into a $6.2 million subordinated note payable with the TSN Sellers. Under the terms of the agreement, the note was separated into the following tranches: (i) $2.2 million paid in equal monthly principal installments over 36 months, bearing interest at 5% per annum, (ii) $2.5 million due on August 31, 2015 (the “Balloon Payment”), bearing interest at 3.125% per annum and (iii) a contingent balloon payment of up to $1.5 million due on August 31, 2015 (the “Contingent Payment”), bearing interest at 3.125% per annum. The Contingent Payment was contingent on the achievement of certain performance metrics over the term of the note. Due to the contingent nature of the Contingent Payment, a discount of approximately 13% was applied to the Contingent Payment to reflect the weighted-average probability the Contingent Payment would not be made. In April 2013, $0.5 million outstanding under the Balloon Payment was converted into 95,451 shares of the Company’s common stock at a conversion price of $5.24 per share. The Company estimated the fair value of the Contingent Payment each reporting period through an analysis of the TSN Sellers’ estimated achievement of the performance metrics specified in the agreement. Based upon this analysis, the Company determined a claw back of $0.5 million of the Contingent Payment existed at December 31, 2013 and, accordingly, adjusted the outstanding balance of the Balloon Payment to $3.0 million at that date. In addition to the claw back on the Contingent Payment, the Company included a reduction of 118,576 shares of common stock in the computation of its earnings per share for the year ended December 31, 2013 to reflect the claw back of those shares based upon this analysis.  On August 15, 2014, the Company entered into two settlement agreements with one of the TSN Sellers.  Pursuant to the terms of the settlement agreements, the Company agreed to pay $7.6 million in exchange for full and final satisfaction of all obligations to the party.  As a result, the Company repaid $0.2 million of the note payable and $1.5 million of Balloon Payment.

On August 31, 2015, the Company paid in full the remaining note payable balance and entered into an amendment on the Balloon Payment with the remaining party of the TSN Sellers.  Under the modified note, the Company made a principal payment of $0.3 million at the date of execution, extended the maturity date to February 29, 2016, and increased the interest rate to 6.25% per annum. On February 29, 2016, the Company paid in full the outstanding balance of the acquisition debt, including principal payments of $1.2 million and accrued interest of $0.2 million.

At December 31, 2014 and 2015, the outstanding balance remaining under the seller subordinated notes payable was $1.8 million and $1.2 million, respectively.

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

The Company calculated the fair value of warrants issued with the subordinated notes using the Black-Scholes valuation method. The following assumptions were used to value the warrants at the issuance date: a stock price of $1.36, an exercise price of $0.64, expected life of 10 years, expected volatility of 20%, risk free interest rates ranging from 2.1% to 4.0% and no expected dividend yield. In March 2014, warrants representing the right to purchase 106,728 shares of common stock of AAC were exercised and a total of 106,728 shares of common stock of AAC were issued to the exercising warrant holders, including 23,717 shares to a director of the Company.

2015 Subordinated Debt Issuance

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. The financing facilities consist of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions). The Company issued $25.0 million of subordinated convertible debt at closing and currently intends to use the proceeds to fund pending acquisitions, its de novo pipeline and for other corporate purposes.  The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of the Company’s common stock at $30.00 per share.

The Company may borrow up to $25.0 million of unsecured subordinated debt that will bear interest at an annual rate of 12.0% and mature on September 30, 2020. The $25.0 million of unsecured subordinated debt may be drawn for acquisition financing through September 30, 2016 and can be repaid under certain conditions without penalty prior to October 2, 2017.

The Company incurred approximately $0.8 million in debt issuance costs related to underwriting and other professional fees, and deferred these costs over the term of the debt. At December 31, 2015, $25.0 million remained outstanding, with an interest rate of 2.50%.

A summary of future maturities of long-term debt, as of December 31, 2015, is as follows (in thousands):

Years ending December 31,	Non-Related Party	Related Party	Capital Lease Obligations	Total
2016	$3,750	$1,195	$280	$5,225
2017	5,625	—	277	5,902
2018	9,375	—	197	9,572
2019	11,250	—	16	11,266
2020	90,125	—	—	90,125
Thereafter	25,000	—	—	25,000
Total	$145,125	$1,195	$770	$147,090
Interest on outstanding amounts	18,401	166	29	18,596
Total, including interest	$163,526	$1,361	$799	$165,686

10. Mezzanine Equity

Share Imperfections

In 2008, preferred shares were issued by the previous board of directors of AAC prior to the timely filing of a Certificate of Designation with the Secretary of State of Nevada. Additionally in 2008, certain common shares were issued by the previous board of directors of AAC that were in excess of the number of shares duly authorized by AAC’s Articles of Incorporation. AAC has classified these preferred and common shares as mezzanine equity at the original purchase price in the audited consolidated balance sheets because they do not meet the definition of permanent equity as a result of these legal imperfections.

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

Statement of Mezzanine Equity

Changes to mezzanine amounts were as follows (dollars in thousands).

	Noncontrolling Interest		American Addiction Centers, Inc.
	BHR Series A Preferred		Common Shares
	Units	Amount	Shares	Amount
Balance at December 31, 2013	28	1,400	11,439,762	10,442
Issuance of BHR Series A Preferred Units	9	425	—	—
Stock redemption	(37)	(1,825)	—	—
Issuance of Series A Preferred Units to Alcentra	160	7,782	—	—
Amortization of issuance costs	—	66	—	—
Shares acquired by the Company	—	—	(11,439,762)	(10,442)
Balance at December 31, 2014	160	$7,848	—	$—
Redemption of Series A Preferred Units to Alcentra	(160)	(7,848)	—	—
Balance at December 31, 2015	—	$—	—	$—

BHR Series A Preferred

In October 2013, BHR amended its limited liability company agreement to permit the issuance of Series A Preferred Units. In the fourth quarter of 2013, BHR received proceeds of $1.4 million from the sale of 28 Series A Preferred Units valued at $50,000 per unit. An entity controlled by the spouse of one of the Company’s directors purchased $200,000 of the Series A Preferred Units. The unit holders were entitled to receive a 12% per annum preferred return on their initial investment, payable quarterly in arrears, had no equity appreciation ability and limited voting rights that were conditioned upon BHR’s default on the distribution of the 12% preferred return. The Series A Preferred Units contained certain embedded issuer call and holder put provisions. BHR had the option to call and redeem all or any portion of the Series A Preferred Units for $50,000 per unit plus any accrued and unpaid preferred return at any time after the twelfth month of issuance. The holders of the Series A Preferred Units had a put right during three periods discussed below, that, if exercised, required BHR to redeem 100% of the issued and outstanding Series A Preferred Units by making a payment equal to $50,000 per unit plus the accrued but unpaid preferred return. The holder was able to exercise the put right on the 36th month, 48th month and 60th month following the date of issuance for a 30-day period. In the event of a sale of a property owned by BHR, the holders of the Series A Preferred Units were entitled to the repayment of their initial capital contribution plus any accrued and unpaid preferred return. The Company classified the Series A Preferred Units as noncontrolling interest as a part of mezzanine equity because the potential redemption was not within the complete control of BHR until the last put option period had expired.

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

On April 15, 2014, BHR sold 160 units of Series A Preferred Units, valued at $50,000 per unit, with proceeds to BHR of $7.8 million, net of issuance costs of $0.2 million. The issuance costs were being amortized over a 36 month period, the first date the holder could put the shares back to the Company. See Note 3 for a complete disclosure of the major components of this transaction and the related Series A Preferred Units.  On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred units for a total redemption price of approximately $8.6 million which included $0.2 million for the 3.0% call premium and $0.4 million for unpaid preferred returns.

11. Stockholders’ Equity

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

In connection with the exempt offering described above, a Company employee subscribed for 19,090 shares of common stock at $5.24 per share, which the Company’s management estimated to be fair value. As consideration for the shares, the employee issued to the Company a subscription note receivable in the amount of $0.1 million. The Company forgave this subscription note receivable over a 12-month period ending on July 1, 2014. During 2013, the Company recorded $42,000 in compensation expense and additional paid-in capital related to this forgiveness.

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

Initial Public Offering and Short-Form Merger

On October 7, 2014, the Company completed an IPO of 5,750,000 shares of its common stock at a public offering price of $15.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 250,000 shares from the Company and 500,000 shares from certain stockholders.  Net proceeds to the Company from the IPO were approximately $68.8 million, after deducting underwriting discounts and offering costs.

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

12. Stock Based Compensation Plans

2007 Stock Incentive Plan

The Company adopted the Incentive Plan in 2007. An aggregate of 3,927,798 shares of common stock were reserved for issuance pursuant to the Incentive Plan. Upon adoption of the 2014 Equity Incentive Plan (defined below), the Incentive Plan is no longer active, and as a result, the Company does not anticipate any further issuances under the plan.  As of December 31, 2014 and 2015, no stock options had been granted and no options were outstanding.

In November 2013, the Company issued a total of 145,824 shares of restricted common stock to its COO, Vice President of Business Development and Vice President of Marketing under the Incentive Plan, of which 36,455 shares vested on December 31, 2014, and the remaining 109,369 shares vested ratably at the end of each of the first three quarters in 2014. The fair value on the award date was $6.49 per share, which the Company’s management estimated to be fair value. As a result of the award, the Company recorded $0.2 million and $0.7 million of compensation expense, and $0.1 million and $0.8 million of additional compensation expense to satisfy the employees’ minimum personal tax obligations related to the vesting of the grant during 2013 and 2014, respectively. Such expenses are included on the Company’s consolidated statements of income under the caption “salaries, wages and benefits.”

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

The Company used PWERM in determining the Company’s equity value for the November 2013 grant. PWERM is an analysis of future values of a company for several likely liquidity scenarios that may include a strategic sale or merger, an initial public offering or the dissolution of a company, as well as a company’s enterprise value assuming the absence of a liquidity event. For each possible future event, the future values of the company are estimated at certain points in time. This future value is then discounted to a present value using an appropriate risk-adjusted discount rate. Then, a probability is estimated for each possible event based on the facts and circumstances as of the valuation date. Using PWERM, the Company estimated the value of the Company’s common stock based upon an analysis of varying values for the Company’s common stock assuming (i) the completion of an initial public offering, (ii) a merger or acquisition and (iii) the continuation as a private company. The Company applied a percentage probability weighting to each of these scenarios based on the Company’s expectations of the likelihood of each event. Based on the foregoing PWERM analysis, the fair value of November 19, 2013 grants of 145,824 shares of restricted common stock was determined to be $6.49 per share, as estimated by the Company’s management.

In March 2014, AAC granted 5,834 shares of fully vested common stock to each of its five non-employee directors. The Company recognized $0.2 million of compensation expense in the first quarter of 2014 as a result of these grants. The fair value on the award date was $8.12 per share, as estimated by the Company’s management.

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan (“2014 Incentive Plan”) in 2014. An aggregate of 1,571,120 shares of common stock are reserved for issuance pursuant to the 2014 Incentive Plan. The Incentive Plan is administered by the Board of Directors, which determines, subject to the provisions of the 2014 Incentive Plan, the employees, directors or consultants to whom incentives are awarded.

On October 7, 2014, the Company granted a total of 158,000 shares of restricted common stock under the 2014 Incentive Plan.  The shares vest annually over a period of four years from issuance.

On January 7, 2015, the Company granted a total of 400,000 shares of restricted common stock under the 2014 Incentive Plan.  The shares vest quarterly over a period of three years.

On January 8, 2015, the Company granted 2,544 shares of fully vested common stock to each of its five non-employee directors. The Company recognized $0.4 million of compensation expense for the year ended December 31, 2015, as a result of these grants. The fair value on the award date was $29.37 per share based on the closing market value of the Company’s common stock on the NYSE.

On July 9, 2015, the Company granted 3,174 shares of restricted common stock under the 2014 Incentive Plan.  Of these shares, 75% vested immediately, with the remaining amount vesting quarterly over a one year period.

On November 23, 2015, the Company granted 405,000 shares of restricted common stock under the 2014 Incentive Plan.

On January 13, 2016, the Company granted 140,000 shares of restricted common stock under the 2014 Incentive Plan.  The shares vest quarterly over a period of three years.

The Company recognized $1.2 million, $3.1 million, and $5.6 million in stock based compensation expense for the years ended December 31, 2013, 2014 and 2015, respectively.  As of December 31, 2015, there was $19.0 million of unrecognized compensation expense related to unvested restricted stock grants, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

A summary of share activity under the Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2013	109,369	$6.49
Granted	269,676	15.72
Vested	(182,163)	7.14
Unvested at December 31, 2014	196,882	$18.53
Granted	825,227	26.27
Vested	(183,245)	27.34
Forfeitures	(18,335)	25.31
Unvested at December 31, 2015	820,529	$24.99

On January 13, 2016, the Company issued 30,000 shares of fully vested common stock to each of its five non-employee directors.  Additionally, on January 13, 2016, the Company issued 110,000 shares of restricted stock under the plan, which vest quarterly over a three year period.

Employee Stock Purchase Plan

On May 19, 2015, the Company’s shareholders approved the Company’s Employee Stock Purchase Plan (“ESPP”), which was adopted by the Board of Directors in the fourth quarter of 2014.  The ESPP enables eligible employees to purchase shares of the Company’s common stock through a payroll deduction during certain option periods, generally commencing on January 1 and July 1 of each year and ending on June 30 and December 31 of each year.  On the exercise date (the last trading day of each option period), the cumulative amount deducted from each participant’s salary during that option period will be used to purchase the maximum number of shares of the Company’s common stock at a purchase price equal to the lesser of (i) 85% of the closing market price of the Company’s common stock as quoted on the New York Stock Exchange on the exercise date or (ii) 85% of the closing market price of the Company’s common stock as quoted on the New York Stock Exchange on the grant date, subject to certain limitations and restrictions.  In July 2015, the Company issued 12,637 shares of the Company’s common stock at a stock price of $25.68 in connection with employee deductions of $0.3 million contributed in the January 1, 2015 through June 30, 2015 ESPP option period.   At December 31, 2015, the Company recorded a liability of $0.2 million related to employee deductions contributed during the July 1, 2015 through December 31, 2015 period.

For the year ended December 31, 2015, the Company recognized $222,000 of compensation expense related to the ESPP. The company did not recognize any expense related to the ESPP in 2013 or 2014.

13. Restructuring Expenses

During the first half of 2013, the Company implemented restructuring plans to centralize its call centers and to close Leading Edge, a facility acquired in 2012 as the amenities and the service offerings at the Leading Edge facility were inconsistent with the Company’s long-term strategy. Restructuring and exit charges of $0.8 million were expensed in 2013 related to these restructuring activities.

As a result of the facility closure, the Company recorded restructuring charges of $0.5 million, including payroll, severance and other employee related costs of $0.2 million and facility exit charges of $0.3 million during the year ended December 31, 2013.  The remaining restructuring liability at December 31, 2014 was classified in the consolidated balance sheet as accrued liabilities of $13,000 related to remaining facility costs.  These costs were paid in full during the first quarter of 2015.  As a result there is no remaining liability at December 31, 2015.

14. Income Taxes

Income tax expense consisted of the following for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Current
Federal	$1,587	$3,555	$3,580
State	528	477	285
Total current tax expense	2,115	4,032	3,865
Deferred:
Federal	(675)	(1,214)	1,052
State	(825)	(263)	(137)
Total deferred tax expense	(1,500)	(1,477)	915
Total income taxes, net of federal tax benefit	$615	$2,555	$4,780

 The company’s effective income tax rate for the years ended December 31, 2013, 2014 and 2015 reconciles with the federal statutory rate as follows:

	Year Ended December 31,
	2013	2014	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	2.2	3.5
Non-deductible expenses	8.1	1.9	2.7
Benefit from tax deductible dividends	—	(2.9)	(1.9)
Income taxed directly to flow-through owners of BHR	(25.6)	(3.2)	—
Change in valuation allowance	4.1	(4.2)	(0.3)
Uncertain tax positions	2.8	—	—
State tax credits	—	—	(2.7)
Other differences	0.4	(0.2)	0.1
Effective income tax rate on income before taxes	29.2%	28.6%	36.4%

Deferred income tax assets (liabilities) are comprised of the following at December 31, 2014 and 2015:

	Year Ended December 31,
	2014	2015
Employee compensation	$613	$1,642
Operating loss carryforwards	2,476	1,060
Accrued litigation	58	—
Accounts receivable	—	310
Tax credits	—	329
Acquisition related costs	—	1,254
Other	109	903
Valuation allowances	(656)	(615)
Total deferred tax assets	$2,600	$4,883
Property, equipment and amortization	(2,387)	(3,036)
Goodwill and other intangible property		(2,435)
Other		(607)
Accounts receivable	(478)	—
Total deferred tax liabilities	$(2,865)	$(6,078)
Net deferred tax liabilities	$(265)	$(1,195)

The Company’s valuation allowance of $0.6 million is related to state NOLs, which are limited due to apportionable income to certain jurisdictions.

The Company had $0.1 million of uncertain tax positions as of December 31, 2014 and 2015.  The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2012 through 2015. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS.  Generally, for state purposes, the Company's 2012 through 2015 tax years remain open for examination by tax authorities.  The Company has not been notified of any federal or state income tax examinations.

At December 31, 2015, the Company had approximately $0.7 million in federal net operating losses attributable to the VIEs which will expire between 2032 and 2034.  In addition, the Company had $1.2 million in state net operating losses which expire between 2027 and 2034 and $0.5 million in state tax credits, which expire in 2029.

15. Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2014 and 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The fair value of the Company’s revolving line of credit is categorized as Level 2. The carrying amount of the Company’s debt approximates fair value because interest rates approximate the current rates available to the Company.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2014 and 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value measurement of interest rate swaps utilizes Level 2 inputs. At each of December 31, 2014 and 2015, the fair value of the interest rate swaps represented a liability of $0.5 million. Refer to Note 9 for further discussion of the interest rate swap agreements.

Intangible assets are measured at fair value on a non-recurring basis. These assets are classified in Level 3 of the fair value hierarchy. Goodwill and other indefinite-lived intangibles are tested for impairment at least annually, or more frequently if circumstances indicate that the carrying amount exceeds fair value.

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

No impairment charges were recorded related to goodwill or other intangible assets for the years ended December 31, 2013, 2014, and 2015.

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. The Company analyzes long-lived assets on an annual basis for any triggering events that would necessitate an impairment test. No impairment charges were recorded for the years ended December 31, 2013, 2014, and 2015.

16. Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through October 2018. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities.  Rent expense was $4.6 million, $2.1 million and $5.3 million for the years ended December 31, 2013, 2014 and 2015, respectively. Included in such amounts were related party rent expenses totaling $1.3 million for the year ended December 31, 2013. With the consolidation of Greenhouse Real Estate, LLC as a variable interest entity in October 2013 (refer to Note 3), there was no longer any lease expense with related parties.

The future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years as of December 31, 2015 consisted of the following (in thousands):

Years ending December 31,	Annual Payment
2016	$5,595
2017	4,249
2018	3,189
2019	3,035
2020	2,953
Thereafter	12,393
Total	$31,414

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

Bevell Settlement

On February 3, 2014, AAC filed an action against James D. Bevell in the U.S. District Court in the Middle District of Tennessee, alleging breach of contract and tortious interference with business practices arising out of Mr. Bevell’s breach of his non-compete agreements. Mr. Bevell is the former Chief Innovation Officer of AAC.  On July 16, 2014, Mr. Bevell filed an action, for which an amended complaint was filed on August 15, 2014, in the Chancery Court for the State of Tennessee in Williamson County which alleged the defendants breached fiduciary duties owed to Mr. Bevell and breached the Agreement Among Stockholders entered into in connection with the TSN Acquisition.   On August 15, 2014, AAC, entered into settlement agreements to resolve all outstanding disputes among the parties (the “Bevell Settlement”).  Pursuant to the terms of the Bevell Settlement, the Company agreed to pay Mr. Bevell the sum of approximately $7.6 million.   In addition, pursuant to the terms of the Bevell Settlement, the Company eliminated the debt payable to Mr. Bevell of $1.9 million and Mr. Bevell surrendered 698,259 shares ($5.7 million) of AAC common stock that were subsequently cancelled.   There was no impact to the Company’s consolidated statement of operations as a result of the Bevell Settlement.

Horizon Blue Cross Blue Shield of New Jersey v. Avee Laboratories et al.

On September 4, 2013, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”) filed an amended complaint in the Superior Court of New Jersey against several defendants, including Leading Edge Recovery Center, LLC, one of the Company’s subsidiaries. Leading Edge Recovery Center, LLC formerly operated a drug and alcohol treatment facility in New Jersey. Horizon alleges the defendants submitted and caused others to submit unnecessary drug tests in violation of New Jersey law and is seeking recovery for monetary and treble damages. The parties have reached a confidential settlement in this matter and consider it closed. The Company recognized $1.5 million in reserves related to this matter in the second quarter of 2015, and increased the reserve amount by $0.7 million to $2.2 million in reserves related to this matter during 2015.  Upon execution of the settlement, the Company made a payment of $1.2 million and agreed to pay $0.1 million per month until the full settlement amount has been paid in full.  As of December 31, 2015, the Company had paid a total of $1.4 million with a balance remaining of $0.8 million.

State of California

On July 29, 2015, the Superior Court of the State of California court unsealed a criminal indictment returned by a grand jury against the Company’s subsidiaries ABTTC, Inc. dba A Better Tomorrow Treatment Centers, Forterus, Inc. and Forterus Health Care Services, Inc., Jerrod N. Menz, the Company’s former President and former member of the Company’s Board of Directors, as well as a current facility-level employee and three former employees.  Mr. Menz remains an employee of the Company. The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of the Company’s former locations. We believe the allegations are legally and factually unfounded and intend to contest them vigorously. Pending before the court are motions to dismiss the indictment on various legal and factual grounds.  Trial has been set for May 6, 2016.  Given the early stage of this proceeding, the Company cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material.

Kasper v. AAC Holdings, Inc. et al. and Tenzyk c. AAC Holdings, Inc. et al.

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers.  The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court.  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On February 29, 2016, the plaintiff filed a consolidated amended complaint.  The Company intends to defend this action vigorously.  At this time the Company cannot predict the results of litigation with certainty, and cannot estimate the amount or range of loss, if any.  The Company believes the disposition of this action will not have a material adverse effect on its consolidated results of operations or consolidated financial position.

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

401(k) Plan

The Company has a qualified 401(k) savings plan (the “Plan”) which provides for eligible employees (as defined) to make voluntary contributions to the Plan. The Company makes contributions to the Plan based upon the participants’ level of participation, which is fully vested at the time of contribution. For each of the years ended December 31, 2014 and 2015, the Company contributions under this Plan were $0.5 million.

17. Related Parties

In addition to the related party transactions discussed elsewhere in the notes to the consolidated financial statements, the consolidated financial statements include the following related party transactions. Prior to the Company’s IPO, it had at times received advances from or made advances to current significant stockholders. These amounts have been included in the consolidated balance sheets and notated as “related party accounts” (see Notes 3, 9, and 16).

During 2013, the Company outsourced its medical billing and collection process to CRMS. The two owners and officers of CRMS at that time were the spouses of the CEO and former President of the Company. Pursuant to a written service agreement, CRMS was paid (i) the greater of $0.1 million per month or 5.0% of the monthly collected revenues and (ii) 7.0% of the Professional Groups collected revenues. The service agreement included a one year term with automatic renewals unless one party terminates the agreement with 90 days’ notice. Total amounts paid to CRMS under the service agreement during the years ended December 31, 2012 and 2013 were $0.6 million and $2.8 million, respectively. The Company recognized expense of $0.6 million in 2012 and $3.4 million in 2013 associated with this service agreement. The Company leased office space and furniture to CRMS under a month to month arrangement in 2013, and total rental income recognized in 2013 was $0.1 million. During 2013, CRMS occupied space in the Company’s building but no rents were charged by the Company. The Company classifies these sublease proceeds as an offset to rentals and leases in the consolidated statements of income.  As discussed in Note 3, the Company acquired CRMS on April 15, 2014.  Total amounts paid to CRMS from January 1, 2014 to the date of acquisition under the service agreement were $0.1 million.  During this period, the Company recognized expense of $0.1 million.  The results of operations for CRMS from the acquisition date are included in the consolidated income statements for the year ended December 31, 2015.

The Company is a party to certain placement agreements with Vaco, LLC (“Vaco”). One of the Company’s directors, who is also a stockholder, is an executive officer and an equity owner of Vaco. Vaco provides the Company with accounting professionals and other staff, either on a temporary or permanent basis. Vaco is typically paid 25% of each employee’s first year salary as a placement fee or paid an hourly rate for temporary professional services. Total payments and expense recognized related to this agreement were $0.1 million for each of the years ended December 31, 2013, 2014, and 2015.

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

An entity beneficially owned by Mr. Cartwright, the Company’s Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to a written lease agreement. The Company pays an hourly rate for use of the airplane as well as fuel and certain maintenance costs.  For the years ended December 31, 2014 and 2015, the Company made aggregate payments to the related entity for use of the airplane of approximately $0.3 million and $1.0 million, respectively.

The Company utilized a construction company owned by its Vice President of Development as a general contractor for various 2015 construction projects.  The Company reimbursed the construction company at cost for any expenses it incurred in serving as its general contractor during 2015 which totaled approximately $7.7 million.

18. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2014 and 2015. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2014 and 2015. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2014:
Revenue	$30,083	$29,120	$36,599	$37,166
Net income	$841	$227	$2,025	$3,273
Net income available to AAC Holdings, Inc. common stockholders	$1,019	$514	$2,213	$3,109
Basic net income per share	$0.07	$0.03	$0.14	$0.15
Diluted net income per share	$0.07	$0.03	$0.14	$0.15

2015:
Revenue	$42,823	$53,784	$57,372	$58,282
Net income	$2,119	$5,116	$1,744	$(638)
Net income available to AAC Holdings, Inc. common stockholders	$2,038	$5,555	$2,452	$448
Basic net income per share	$0.10	$0.26	$0.11	$0.02
Diluted net income per share	$0.10	$0.26	$0.11	$0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright
Chief Executive Officer and Chairman

Dated: March 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Cartwright	Chief Executive Officer and Chairman	March 8, 2016
Michael T. Cartwright	(Principal Executive Officer)

/s/ Kirk R. Manz	Chief Financial Officer	March 8, 2016
Kirk R. Manz	(Principal Financial Officer)

/s/ Andrew W. McWilliams	Chief Accounting Officer	March 8, 2016
Andrew W. McWilliams	(Principal Accounting Officer)

/s/ Darrell S. Freeman, Sr.	Lead Independent Director	March 8, 2016
Darrell S. Freeman, Sr.

/s/ Jerry D. Bostelman	Director	March 8, 2016
Jerry D. Bostelman

/s/ Lucius E. Burch, III	Director	March 8, 2016
Lucius E. Burch, III

/s/ David C. Kloeppel	Director	March 8, 2016
David C. Kloeppel

/s/ Richard E. Ragsdale	Director	March 8, 2016
Richard E. Ragsdale

EXHIBIT INDEX

Exhibit No.	Description
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

2.3†

Contribution Agreement by and among Tina Cartwright, Victoria Menz, AAC Holdings, Inc. and, solely for the purposes of Section 4.6, Clinical Revenue Management Services, LLC, dated as of April 15, 2014 (previously filed as Exhibit 2.2 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on July 11, 2014 and incorporated herein by reference).

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

2.6†

Amendment to the Asset Purchase Agreement, dated February 17, 2015, by and among American Addiction Centers, Inc., AAC Florida Acquisition Sub, LLC (n/k/a Recovery First of Florida, LLC), The Academy Real Estate, LLC and Recovery First, Inc. (previously filed as Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-36643), filed on February 24, 2015 and incorporated herein by reference).

2.7†

Purchase and Sale Agreement by and among AAC Holdings, Inc., Behavioral Healthcare Realty, LLC and FiftyNine Palms, Inc., dated as of January 28, 2015 (previously filed as Exhibit 2.3 to the Quarterly Report on Form 10-Q (File No. 001-36643), filed on May 5, 2015 and incorporated herein by reference).

2.8†

First Amendment to Purchase and Sale Agreement, by and among Zareen Faiz, BHR Aliso Viejo Real Estate, LLC, and PHL Care, Inc., dated as of March 27, 2015 (previously filed as Exhibit 2.4 to the Quarterly Report on Form 10-Q (File No. 001-36643), filed on May 5, 2015 and incorporated herein by reference).

2.9†

Securities Purchase Agreement, dated July 2, 2015, by and among AAC Holdings, Inc., American Addiction Centers, Inc., Sober Media Group, LLC, Sellers’ Representative and the direct and indirect owners of Referral Solutions Group, LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36643), filed on July 8, 2015 and incorporated herein by reference).

2.10†

Asset Purchase Agreement, dated May 8, 2015, by and among American Addiction Centers, Inc., Oxford Treatment Center, LLC, The Oxford Centre, Inc. and River Road Management, LLC (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-36643), filed on August 3, 2015 and incorporated herein by reference).

2.11†

Amendment to the Asset Purchase Agreement, dated August 10, 2015, by and among American Addiction Centers, Inc., Oxford Treatment Center, LLC, BHR Oxford Real Estate, LLC, The Oxford Centre, Inc. and River Road Management, LLC (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 12, 2015 and incorporated herein by reference).

2.12†*

Asset Purchase Agreement, dated December 10, 2015, by and among AAC Holdings, Inc., American Addiction Centers, Inc., Townsend Treatment Center, LLC, Michael Handley, as the Seller’s Representative, Wetsman Forensic Medicine, L.L.C., and certain other sellers and member of sellers party thereto.

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

4.1

Form of Certificate of Common Stock of AAC Holdings, Inc. (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

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

10.7+	AAC Holdings, Inc. 2016 Annual Bonus Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on February 26, 2016 and incorporated herein by reference).
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

10.10

Form of Management Services Agreement by and among American Addiction Centers, Inc. and each professional physician group (previously filed as Exhibit 10.38 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on July 11, 2014 and incorporated herein by reference).

10.11

Professional Services Agreement by and among San Diego Addiction Treatment Center, Inc. and San Diego Professional Group, P.C., dated as of August 5, 2014 (previously filed as Exhibit 10.39 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.12

Professional Services Agreement by and among Forterus Health Care Services, Inc. and San Diego Professional Group, P.C., dated as of August 5, 2014 (previously filed as Exhibit 10.40 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.13

Professional Services Agreement by and among Singer Island Recovery Center LLC and Palm Beach Professional Group, Professional Corporation, dated as of August 5, 2014 (previously filed as Exhibit 10.41 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.14

Professional Services Agreement by and among Concorde Treatment Center, LLC d/b/a Desert Hope Center and Las Vegas Professional Group – Calarco, P.C., dated as of August 5, 2014 (previously filed as Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.15

Professional Services Agreement by and among Greenhouse Treatment Center, LLC d/b/a The Greenhouse and Grand Prairie Professional Group, P.A., dated as of August 5, 2014 (previously filed as Exhibit 10.45 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.16*	Professional Services Agreement by and among Oxford Treatment Center, LLC and Oxford Professional Group, P.C., dated as of August 10, 2015.
10.17*	Professional Services Agreement by and between AAC Florida Acquisition Sub, LLC d/b/a Recovery First and Palm Beach Professional Group, Professional Corporation, dated as of February 20, 2015.
10.18*	Professional Services Agreement by and between AAC Las Vegas Outpatient Center, LLC d/b/a Desert Hope Outpatient Center and Las Vegas Professional Group – Calarco, P.C., dated as of January 8, 2015.
10.19*	Professional Services Agreement by and between AAC Dallas Outpatient Center, LLC d/b/a Greenhouse Outpatient Center and Grand Prairie Professional Group, P.A., dated as of February 18, 2015.
10.20*	Professional Services Agreement by and between River Oaks Treatment Center, LLC and Palm Beach Professional Group, Professional Corporation, dated as of October 1, 2015.
10.21

Agreement for Conveyance of Marks, Telephone Numbers, and Domain Names between AJG Solutions, Inc. and American Addiction Centers, Inc. dated as of August 15, 2014 (previously filed as Exhibit 10.50 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on September 10, 2014 and incorporated herein by reference).

10.22

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

10.23

First Amendment to Credit Agreement dated as of June 16, 2015, by and among AAC Holdings, Inc., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on June 19, 2015 and incorporated herein by reference).

10.24

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

10.25

Office Space Lease by and between CV Brentwood Properties, LLC and American Addiction Centers, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on January 12, 2015 and incorporated herein by reference).

10.26

Guaranty of Lease by and between AAC Holdings, Inc. and CV Brentwood Properties, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 12, 2015 and incorporated herein by reference).

10.27

Facility Agreement, dated as of October 2, 2015, by and among AAC Holdings, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.28	Form of Convertible Note (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).
10.29	Form of Acquisition Note (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).
10.30

Guaranty, dated as of October 2, 2015, by each Guarantor in favor of Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.31

Registration Rights Agreement, dated as of October 2, 2015, by and among AAC Holdings, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.32

Non-Exclusive Aircraft Lease Agreement, dated as of November 1, 2015, by and between AMC, Inc. and American Addiction Centers, Inc. (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36643), filed on November 10, 2015 and incorporated herein by reference).

10.33

Note Modification Agreement, dated as of August 31, 2015, by and between American Addiction Centers, Inc. and Michael Blackburn (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36643), filed on November 10, 2015 and incorporated herein by reference).

21.1*	List of subsidiaries
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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