Form 10-Q
period 2016-03-31
AAC Holdings, Inc.
filed 2016-05-06
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36643

AAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	35-2496142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Powell Place Brentwood, TN	37027
(Address of principal executive offices)	(Zip code)

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

As of May 3, 2016, the registrant had 23,721,125 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

March 31, 2016

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,237	$18,750
Accounts receivable, net of allowances	62,922	60,934
Prepaid expenses and other current assets	5,673	6,840
Total current assets	81,832	86,524
Property and equipment, net	111,972	109,724
Goodwill	108,722	108,722
Intangible assets, net	9,136	9,470
Other assets	3,333	1,609
Total assets	$314,995	$316,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,416	$7,878
Accrued liabilities	19,889	21,653
Current portion of long-term debt	4,092	3,611
Current portion of long-term debt – related party	—	1,195
Total current liabilities	31,397	34,337
Deferred tax liabilities	1,195	1,195
Long-term debt, net of current portion	138,996	140,335
Other long-term liabilities	4,292	3,694
Total liabilities	175,880	179,561

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 22,969,135 and 22,813,809 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	124,819	121,923
Retained earnings	20,294	19,708
Total stockholders’ equity	145,136	141,654
Noncontrolling interest	(6,021)	(5,166)
Total stockholders’ equity including noncontrolling interest	139,115	136,488
Total liabilities and stockholders’ equity	$314,995	$316,049

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Client related revenue	$62,706	$42,823
Other revenue	2,642	—
Total revenues	$65,348	$42,823

Operating expenses
Salaries, wages and benefits	31,971	18,374
Advertising and marketing	4,397	4,618
Professional fees	4,307	1,469
Client related services	4,919	2,915
Other operating expenses	6,546	4,813
Rentals and leases	1,532	700
Provision for doubtful accounts	5,483	3,382
Litigation settlement	108	20
Depreciation and amortization	3,915	1,340
Acquisition-related expenses	764	998
Total operating expenses	63,942	38,629
Income from operations	1,406	4,194
Interest expense, net (change in fair value of interest rate swaps of $175 and $221, respectively)	1,702	741
Other expense, net	(7)	(11)
(Loss) Income before income tax expense	(289)	3,464
Income tax (benefit) expense	(20)	1,345
Net (loss) income	(269)	2,119
Less: net loss attributable to noncontrolling interest	855	600
Net income attributable to AAC Holdings, Inc. stockholders	586	2,719
BHR Series A Preferred Unit dividends	—	(147)
Redemption of BHR Series A Preferred Units	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$586	$2,038
Basic earnings per common share	$0.03	$0.10
Diluted earnings per common share	$0.03	$0.10
Weighted-average shares outstanding:
Basic	22,094,790	21,189,385
Diluted	22,113,500	21,312,788

See accompanying notes to condensed consolidated financial statements

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2015	22,813,809	$23	$121,923	$19,708	$141,654	$(5,166)	$136,488
Common stock granted and issued under stock incentive plan, net of forfeitures	122,771	—	2,549	—	2,549	—	2,549
Effect of employee stock purchase plan	15,445	—	347	—	347	—	347
Acquisition of marketing intangibles	17,110	—	—	—	—	—	—
Net income (loss)	—	—	—	586	586	(855)	(269)
Balance at March 31, 2016	22,969,135	$23	$124,819	$20,294	$145,136	$(6,021)	$139,115

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(269)	$2,119
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	5,483	3,382
Depreciation and amortization	3,915	1,340
Equity compensation	2,638	1,633
Amortization of debt issuance costs	95	—
Changes in operating assets and liabilities:
Accounts receivable	(7,471)	(11,627)
Prepaid expenses and other assets	(7)	(317)
Accounts payable	(462)	618
Accrued liabilities	302	104
Other long term liabilities	55	221
Net cash provided by (used in) operating activities	4,279	(2,527)
Cash flows from investing activities:
Purchase of property and equipment	(7,017)	(11,548)
Acquisition of subsidiaries, net of cash acquired	—	(13,102)
Escrow funds held on acquisition	(550)	(1,000)
Purchase of other assets, net	—	(75)
Net cash used in investing activities	(7,567)	(25,725)
Cash flows from financing activities:
Proceeds from long-term debt	—	73,802
Payments on long-term debt and capital leases	(1,030)	(25,333)
Repayment of long-term debt — related party	(1,195)	(97)
Repayment of subordinated notes payable	—	(945)
Redemption of BHR Series A Preferred Units	—	(8,529)
Net cash (used in) provided by financing activities	(2,225)	38,898
Net change in cash and cash equivalents	(5,513)	10,646
Cash and cash equivalents, beginning of period	18,750	48,540
Cash and cash equivalents, end of period	$13,237	$59,186

Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$1,531	$495
Income taxes, net of refunds	$2,055	$1,000
Accrued purchase of property and equipment	$222	$—
Acquisition of equipment through capital lease	$77	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services, provides physician services to clients, and operates a broad portfolio of internet assets that service millions of website visits each month serving families and individuals struggling with addiction and seeking treatment options.  At March 31, 2016, the Company, through its subsidiaries, operated nine residential substance abuse treatment facilities and nine standalone outpatient centers.

2.Basis of Presentation and Recently Issued Accounting Pronouncements

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

  The Company consolidated six professional groups (“Professional Groups”) that constituted VIEs as of March 31, 2016.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 include assets of $1.6 million and $1.4 million, respectively, and liabilities of $0.6 million as of both March 31, 2016 and December 31, 2015, related to the VIEs.  The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $0.9 million and $0.6 million related to the VIEs for the three months ended March 31, 2016 and 2015, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2015 balance sheet, which is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools. ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur. With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities. Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) should now be classified as a financing activity. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software.” The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and those interim periods within those fiscal years, with early adoption permitted. ASU 2015-05 provides guidance for customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of ASU 2015-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supercedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

3.	Other Revenue

Our other revenue consists primarily of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC, which was acquired on July 2, 2015.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

4.	General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $17.3 million and $8.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three months ended March 31, 2016 and 2015 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$586	$2,719
Less: Series A Preferred Unit dividends	—	(147)
Less: Redemption of BHR Series A Preferred Units	—	(534)
Net income attributable to common shares	$586	$2,038
Denominator
Weighted-average common shares outstanding – basic	22,094,790	21,189,385
Dilutive securities	18,710	123,403
Weighted-average common shares outstanding – diluted	22,113,500	21,312,788

Basic earnings per common share	$0.03	$0.10
Diluted earnings per common share	$0.03	$0.10

6.	Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2015	$16,877
Additions charged to provision for doubtful accounts	5,483
Accounts written off, net of recoveries	(3,896)
Balance at March 31, 2016	18,464

For the three months ended March 31, 2016 approximately 13.0% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 10.7% by Blue Cross Blue Shield of Texas; and 10.7% by Aetna. No other payor accounted for more than 10% of revenue reimbursements for the three months ended March 31, 2016.

For the three months ended March 31, 2015, approximately 14.0% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 17.1% by Blue Cross Blue Shield of Texas; and 11.6% by Aetna.  No other payor accounted for more than 10% of revenue reimbursements for the three months ended March 31, 2015.

7.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Land	$13,380	$13,380
Buildings and improvements	77,728	77,412
Equipment and software	19,129	16,149
Construction in progress	19,952	17,424
Total property and equipment	130,189	124,365
Less accumulated depreciation and amortization	(18,217)	(14,641)
	$111,972	$109,724

8.	Goodwill and Intangible Assets

The Company’s business comprises a single reporting unit for impairment test purposes. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. In addition to an annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of December 31, 2015 and did not incur an impairment charge.

The Company’s goodwill balance as of March 31, 2016 and December 31, 2015 was $108.7 million, respectively.

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Trademarks	4,052	$4,052	1,055	$955
Non-compete agreements	1,257	1,257	901	838
Marketing intangibles	5,651	5,651	496	355
Leasehold interests	670	670	63	34
Other	51	51	30	29
	$11,681	$11,681	$2,545	$2,211

The Company’s net intangible assets at March 31, 2016 and December 31, 2015 were $9.1 million and $9.4 million, respectively. The change was due to amortization expense of $0.3 million for the three months ended March 31, 2016. Amortization expense for the same period in the prior year was $0.1 million.

9.	Debt

A summary of the Company’s debt obligations, net of unamortized discounts, is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Non-related party debt:
Senior secured loans, net of issuance costs	118,059	118,936
Subordinated debt	24,273	24,240
Capital lease obligations	756	770
Total non-related party debt	143,088	143,946
Less current portion	(4,092)	(3,611)
Total non-related party debt, long-term	$138,996	$140,335

Related party debt:
Acquisition related debt	—	1,195
Less current portion	—	(1,195)
Total related party debt, long-term	$—	$—

2015 Credit Facility

On March 9, 2015, the Company entered into a five year $125.0 million senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility consists of a $50.0 million revolver and a $75.0 million term loan.  The Company incurred approximately $1.4 million in debt issuance costs related to underwriting and other professional fees, and deferred these costs over the term of the 2015 Credit Facility.  The Company used the proceeds to re-pay $24.9 million of certain existing indebtedness, fund acquisitions and de novo treatment facilities and for general corporate purposes.  The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased up to $200 million, subject to certain conditions, including obtaining additional commitments from lenders.  On June 16, 2015, the Company amended the 2015 Credit Facility to remove from the definition of “change of control” what is often referred to as a “dead hand proxy put” provision.

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

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the credit agreement) (based upon the LIBOR Rate (as defined in the credit agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at March 31, 2016 was 3.63%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving credit facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at March 31, 2016 was 0.45%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

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

At March 31, 2016, the Company was in compliance with all applicable covenants.

As of March 31, 2016, our availability under the $50.0 million revolver portion of the 2015 Credit Facility was $0.7 million, net of $47.0 million in borrowings as noted above, and $2.3 million in standby letters of credit issued for various corporate purposes.

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield). The financing facilities consist of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions) (the “Deerfield Facility”). The Company issued $25.0 million of subordinated convertible debt at closing and used the proceeds to fund acquisitions, its de novo projects and for other corporate purposes.  The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of the Company’s common stock at $30.00 per share. The $25.0 million of unsecured subordinated debt bears interest at an annual rate of 12.0%, matures on October 2, 2020, and can be repaid under certain conditions without penalty prior to October 2, 2017.

The Company incurred approximately $0.8 million in debt issuance costs related to underwriting and other professional fees, and deferred these costs over the term of the debt. At March 31, 2016, $25.0 million of subordinated convertible debt remained outstanding, with an interest rate of 2.50%.

Acquisition Related Debt

At December 31, 2015, the Company had outstanding notes payables of $1.2 million resulting from the seller financing of the acquisition of certain assets of AJG Solutions and its subsidiaries and the equity of B&B holdings INTL LLC (collectively, the “TSN Acquisition”).  On February 29, 2016, the Company paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. The interest rate swap agreements had initial notional amounts of $8.9 million and $13.2 million which fix interest rates over the life of the respective interest rate swap agreement at 4.21% and 4.73%, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges and therefore the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statements of operations.

The fair value of the interest rate swaps at March 31, 2016 and December 31, 2015 represented a liability of $639,000 and $464,000, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheets.  Refer to Note 12 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements at March 31, 2016 (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$7,818	May 2018	$(159)
Pay-fixed interest rate swap	11,395	August 2019	(480)
Total	$19,213		$(639)

10.Stockholders’ Equity and Mezzanine Equity

Stock Based Compensation Plans

The Company granted 110,000 and 400,000 shares of restricted common stock to employees during the three months ended March 31, 2016 and 2015, respectively, as part of the Company’s 2014 Equity Incentive Plan. The shares vest quarterly over a period of three years from the grant date.

The Company granted a total of 30,000 and 12,720 shares of fully vested common stock to its five non-employee directors during the three months ended March 31, 2016 and 2015, respectively. The Company recognized $0.5 million and $0.4 million of compensation expense for the three months ended March 31, 2016 and 2015, respectively, as a result of these grants. The fair value of the  fully vested common stock granted during the three months ended March 31, 2016 and 2015 was determined based on the closing price of the Company’s common stock on the grant date.

The Company recognized $2.6 million and $1.6 million in equity-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, there was $18.7 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

A summary of share activity under the Company’s 2014 Equity Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at January 1, 2016	777,019	$24.99
Granted	140,000	16.24
Vested	(100,209)	22.43
Forfeitures	(667)	28.64
Unvested at March 31, 2016	816,143	$23.81

Employee Stock Purchase Plan

In January 2016, the Company issued 15,445 shares of the Company’s common stock under its Employee Stock Purchase Plan (“ESPP”) at a stock price of $19.06 in connection with employee deductions of $0.2 million contributed in the July 1, 2015 through December 31, 2015 ESPP option period.

For the three months ended March 31, 2016 the Company recognized $0.1 million of compensation expense related to the ESPP. The Company did not recognize any expense related to the ESPP for the three months ended March 31, 2015.

Mezzanine Equity

On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred Units of Behavioral Healthcare Realty, LLC for a total redemption price of approximately $8.5 million which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

11.	Income Taxes

The provision for income taxes for the three months ended March 31, 2016 reflects an income tax benefit at an effective tax rate of 6.9% compared to income tax expense at an effective rate of 38.8% for the three months ended March 31, 2015. The decrease in income tax expense and the effective tax rate is primarily related to a discrete item related to the tax treatment of stock-compensation during the first quarter of 2016.

12.	Fair Value of Financial Instruments

The carrying amounts reported at March 31, 2016 and December 31, 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at March 31, 2016 and December 31, 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At March 31, 2016, the fair value of the interest rate swaps represented a liability of $0.6 million.  Refer to Note 9 for further discussion of the interest rate swap agreements.

13.	Commitments and Contingencies

State of California

On July 29, 2015, the Superior Court of the State of California court unsealed a criminal indictment returned by a grand jury against our subsidiaries ABTTC, Inc. dba A Better Tomorrow Treatment Centers, Forterus, Inc. and Forterus Health Care Services, Inc., Jerrod N. Menz, our former President and former member of our Board of Directors, as well as a current facility-level employee and three former employees.  The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of our former locations. On March 21, 2016, the court granted the defense motion to set aside and dismiss the second degree murder count as to all defendants.  The dependent adult abuse charge remains in effect as to all defendants with the exception of one former employee and one current employee, who have been dismissed.  Trial is scheduled for July 15, 2016.  The Company believes the allegations are legally and factually unfounded and intends to contest them vigorously. Given the early stage of this proceeding, the Company cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material.

Kasper v. AAC Holdings, Inc. et al. and Tenzyk c. AAC Holdings, Inc. et al.

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers.  The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court.  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim.  The Company intends to defend this action vigorously.  At this time, the Company cannot predict the results of litigation with certainty and cannot estimate the amount or range of loss, if any.  The Company believes the disposition of this action will not have a material adverse effect on its consolidated results of operations or consolidated financial position.

Other

The Company is aware of various other legal matters arising in the ordinary course of business. To cover these types of claims, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. After taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes the outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

14.	Subsequent Events

On April 1, 2016, the Company completed the acquisition of Wetsman Forensic Medicine, L.L.C (d/b/a Townsend) and its affiliates (“Townsend”) for $13.5 million in cash and $8.5 million in restricted shares of AAC Holdings’ common stock. The cash portion of the transaction was funded from borrowings on the Deerfield Facility.  Townsend is a substance abuse treatment provider in Louisiana that operates seven in-network outpatient centers that deliver intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana that has 20 beds licensed for detoxification and inpatient treatment. Townsend also operates an in-network lab that services these facilities.  The Company anticipates utilizing the in-network lab to continue servicing Townsend’s current lab customers and to begin servicing AAC’s in-network residential and outpatient facilities in Florida, New Jersey, and Rhode Island.

On April 18, 2016, the Company acquired a 100-room hotel in Arlington, Texas for $5.35 million in cash and is currently in the process of converting it into sober living beds that will be used in support of the Greenhouse Outpatient Center. The acquisition was funded from borrowings pursuant to the Deerfield Facility.

On May 3, 2016, the Company completed the acquisition of Solutions Recovery, Inc., its affiliates and associated real estate assets (collectively “Solutions”) for an aggregate of $6.75 million in cash and $6.25 million of restricted shares of AAC Holdings’ common stock. The cash portion of the purchase price was funded from borrowings on the Deerfield Facility. Solutions Recovery provides detoxification, residential, and intensive outpatient treatment as well as sober living services in the greater Las Vegas area.    The acquisition included the following:

•	124 Sober Living Beds
•	80 Licensed In-Network Detox, Residential and Halfway House Beds
•	Two Licensed, In-Network Outpatient Centers

In connection with acquisitions of Townsend, the hotel in Arlington, Texas and Solutions, the Company drew down an aggregate $25.0 million of unsecured subordinated debt under the Deerfield Facility. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020.   The $25.0 million of unsecured debt can be repaid under certain conditions without penalty prior to October 2, 2017.

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

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostics laboratory services and provide physician services to our clients.  As of March 31, 2016, we operated nine residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 934 beds, which includes 482 licensed detoxification beds, and nine standalone outpatient centers.

Subsequent to March 31, 2016, we completed the acquisitions of Wetsman Forensic Medicine, LLC (d/b/a Townsend) and Solutions Recovery, Inc. and its affiliates. As a result of these acquisitions, we now operate 11 residential substance abuse treatment facilities with 1,046 beds, which includes 532 licensed detoxification beds and 19 standalone outpatient centers.

We also have a 93-bed facility near Aliso Viejo, California that we expect to open as a chemical dependency recovery hospital (“CDRH”) mid-year 2016.  In addition, we are in the process of expanding The Oxford Centre facility to accommodate 44 additional residential beds and 48 sober living beds.

The majority of our approximately 1,600 employees as of March 31, 2016 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

We are also an internet marketer in the addiction treatment industry with respect to website visits and leads generated. Following our July 2015 acquisition of Referral Solutions Group, LLC (“RSG”), combined with our previously existing internet assets, we now operate a broad portfolio of internet assets that services millions of website visits each month. RSG, through its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), a leading publisher of “authority” websites such as Rehabs.com and Recovery.org, serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities, facilities under development and properties under contract:

						Real Property
		Out-of-Network/	Capacity	First Clients	Treatment	Leased /
Facility Name	Location	In-Network	(beds)(1)	Served	Certifications(2)	Owned
California
Forterus	Temecula	Out-of-Network	144(3)	2004	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	Out-of-Network	36	2010	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	Out-of-Network	93(4)	Under Development(4)	DTX, RTC, PHP, IOP	Owned
Florida
Singer Island	West Palm Beach	Out-of-Network	65	2012	PHP, IOP	Leased
Recovery First	Fort Lauderdale	In-Network	63	2015	DTX, RTC, PHP, IOP	Owned / Leased
River Oaks	Riverview (Tampa area)	Out-of-Network	162	2015	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	In-Network	32	2016(5)	DTX, RTC, PHP, IOP	Leased
Townsend Outpatient Centers	Lafayette	In-Network	n/a	2016(5)	IOP	Leased
Mississippi
The Oxford Centre	Etta	Out-of-Network	76	2015	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient	Oxford, Tupelo, and Olive Branch	Out-of-Network	n/a	2015	IOP	Leased
Nevada
Desert Hope	Las Vegas	Out-of-Network	148	2013	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	Out-of-Network	n/a	2015	IOP	Owned
Solutions Treatment Center	Las Vegas	In-Network	80	2016(6)	DTX, RTC, PHP, IOP	Owned
New Jersey
Sunrise House	Lafayette (New York City area)	In-Network	110	2015	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette, Mountainside	In-Network	n/a	2015	IOP	Leased
TBD	Ringwood (New York City area)	Out-of-Network	150	Under Development(7)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	In-Network	n/a	2015	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	Out-of-Network	130	2012	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	Out-of-Network	n/a	2015	IOP	Owned

(1)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(3)	In January 2015, we increased our capacity at Forterus to 144 beds with the addition of 31 beds, 24 of which are licensed for detoxification.
(4)

On April 1, 2015, we acquired a memory care hospital in Aliso Viejo, California.  We began renovation and rehabilitation of the facility in the second quarter of 2015. We expect to apply for a license to operate this facility as a CDRH. Treatment certifications reflect our expectations.

(5)	On April 1, 2016, we completed the acquisition of Townsend for $13.5 million in cash and $8.5 million in restricted shares of our common stock.
(6)	On May 3, 2016, we completed the acquisition of Solutions for $6.75 million in cash and $6.25 million in restricted shares of our common stock.

(7)	We acquired this property on February 24, 2015. Treatment certifications reflect our expectations.

Recent Developments

Existing Facilities and Ancillary Services

On January 1, 2016, we increased the capacity at Forterus to 144 beds from 107 beds.

On April 4, 2016, we expanded our laboratory services to include hematology and pharmacogenetics testing across all of our existing facilities.

New Property Developments and Acquisitions

On April 1, 2016, we completed the acquisition of Townsend for $13.5 million in cash and $8.5 million in restricted shares of AAC Holdings’ common stock. The cash portion of the transaction was funded from borrowings on the Deerfield Facility.  Townsend is a substance abuse treatment provider in Louisiana that operates seven in-network outpatient centers that deliver intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana that has 20 beds licensed for detoxification and inpatient treatment. Townsend also operates an in-network lab that services these facilities.  We anticipate utilizing the in-network lab to continue servicing Townsend’s current lab customers and to begin servicing AAC’s in-network residential and outpatient facilities in Florida, New Jersey, and Rhode Island.

On April 18, 2016, we acquired a 100-room hotel in Arlington, Texas for $5.35 million in cash and are currently in the process of converting it into sober living beds that will be used in support of the Greenhouse Outpatient Center. The acquisition was funded from borrowings pursuant to the Deerfield Facility.

On May 3, 2016, we completed the acquisition of Solutions Recovery, Inc., its affiliates and associated real estate assets for an aggregate $6.75 million in cash and $6.25 million of restricted shares of AAC Holdings’ common stock. The cash portion of the purchase price was funded from borrowings on the Deerfield Facility. Solutions Recovery provides detoxification, residential, and intensive outpatient treatment as well as sober living services in the greater Las Vegas area. The acquisition included the following:

•	124 Sober Living Beds
•	80 Licensed In-Network Detox, Residential and Halfway House Beds
•	Two Licensed, In-Network Outpatient Centers

Financing

In connection with post first quarter acquisitions of Townsend, the 100-room hotel in Arlington, Texas and the acquisition of Solutions, we drew down an aggregate $25.0 million of unsecured subordinated debt under the Deerfield Facility. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020.   The $25.0 million of unsecured debt can be repaid under certain conditions without penalty prior to October 2, 2017.  For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the three months ended March 31, 2016 and March 31, 2015, approximately 90% of our client related revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three months ended March 31, 2016 and 2015, no single payor accounted for more than 13.1% and 17.1% of our revenue reimbursements, respectively.

The following table summarizes the composition of our client related revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, and point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Detoxification and residential treatment services	36.7%	27.2%
Partial hospitalization and intensive outpatient treatment services	36.2%	39.1%
Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services[1]	27.1%	33.7%

1 Professional groups and other ancillary services represent less than 5% of the total percentage of commercial payor revenues for point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services.

The increase in detoxification and residential treatment services as a percentage of client related revenues and the decrease in partial hospitalization and intensive outpatient treatment services as a percentage of client related revenues for the three months ended March 31, 2016 compared to the same period in 2015 was primarily related to the 26% increase in licensed detoxification beds subsequent to March 31, 2015 as a result of acquisitions completed in 2015 and the opening of River Oaks in October 2015. As of March 31, 2016, we had 482 licensed detoxification beds compared to 382 licensed detoxification beds as of March 31, 2015.

The decrease in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the three months ended March 31, 2016 compared to the same time period in 2015 was primarily related to a decline in the number of tests performed on a per client basis for point-of-care drug testing and diagnostic laboratory services and a decline in reimbursement rates for point-of-care drug testing and diagnostic laboratory services.

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

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of March 31, 2016, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2016 and elsewhere in this Quarterly Report on Form 10-Q and those described below:

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

•

Outpatient Visits.  Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period.  Our revenues are directly impacted by our outpatient visits, which fluctuates based on our sales and marketing efforts, utilization review and the average length of stay.

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

Results of Operations

Comparison of Three Months ended March 31, 2016 to Three Months ended March 31, 2015

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$62,706	96.0	$42,823	100.0	$19,883	46.4
Other revenue	2,642	4.0	—	—	2,642	—
Total revenues	$65,348	100.0	$42,823	100.0	$22,525	52.6

Operating expenses
Salaries, wages and benefits	31,971	48.9	18,374	42.9	13,597	74.0
Advertising and marketing	4,397	6.7	4,618	10.8	(221)	(4.8)
Professional fees	4,307	6.6	1,469	3.4	2,838	193.2
Client related services	4,919	7.5	2,915	6.8	2,004	68.7
Other operating expenses	6,546	10.0	4,813	11.2	1,733	36.0
Rentals and leases	1,532	2.3	700	1.6	832	118.9
Provision for doubtful accounts	5,483	8.4	3,382	7.9	2,101	62.1
Litigation settlement	108	0.2	20	—	88	440.0
Depreciation and amortization	3,915	6.0	1,340	3.1	2,575	192.2
Acquisition-related expenses	764	1.2	998	2.3	(234)	(23.4)
Total operating expenses	63,942	97.8	38,629	90.2	25,313	65.5
Income from operations	1,406	2.2	4,194	9.8	(2,788)	(66.5)
Interest expense, net	1,702	2.6	741	1.7	961	129.7
Other expense, net	(7)	—	(11)	—	4	(36.4)
(Loss) income before income tax expense	(289)	(0.4)	3,464	8.1	(3,753)	(108.3)
Income tax (benefit) expense	(20)	—	1,345	3.1	(1,365)	(101.5)
Net (loss) income	(269)	(0.4)	2,119	4.9	(2,388)	(112.7)
Less: net loss attributable to noncontrolling interest	855	1.3	600	1.4	255	42.5
Net income attributable to AAC Holdings, Inc. stockholders	586	0.9	2,719	6.3	(2,133)	(78.4)
BHR Series A Preferred Unit dividends	—	—	(147)	(0.3)	147	(100)
Redemption of BHR Series A Preferred Units	—	—	(534)	(1.2)	534	(100.0)
Net income available to AAC Holdings, Inc. common stockholders	$586	0.9	$2,038	4.8	$(1,452)	(71.2)

Client Related Revenue

Client related revenues increased $19.9 million, or 46.4%, to $62.7 million for the three months ended March 31, 2016 from $42.8 million for the three months ended March 31, 2015.  Revenues were positively impacted by an increase in average daily residential census and outpatient visits at our nine standalone outpatient centers.

Our average daily residential census increased 59.2% to 764 clients for the three months ended March 31, 2016 from 480 clients for the three months ended March 31, 2015.  The increase in the residential average daily census was primarily driven by the acquisitions completed in 2015 and the opening of River Oaks in October 2015.  Our bed capacity at our residential treatment facilities increased 66.8% from 560 beds at March 31, 2015 to 934 beds at March 31, 2016.

The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate.   At March 31, 2016, we operated nine standalone outpatient center versus one standalone outpatient center at March 31, 2015.

As a percentage of client related revenues, point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services were 27% and 34% for the three months ended March 31, 2016 and 2015, respectively.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per patient basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services. We currently anticipate continued reimbursement pressure on point-of care testing and diagnostic laboratory services and as a result expect further declines in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues in subsequent quarters. However, we currently anticipate that the declines in reimbursement rates for point-of-care testing and diagnostic laboratory services will be partially offset by an expansion of our laboratory services to include hematology and pharmacogenetics that began in the second quarter of 2016 and by providing laboratory services to third party providers beginning in 2016.  However, we do not currently anticipate revenues from third party providers to be meaningful until late in 2016.

Other Revenue

Other revenue was $2.6 million for the three months ended March 31, 2016. There was no revenue recognized as “other revenue” for the three months ended March 31, 2015. Our other revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC, which was acquired in July 2015.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $13.6 million, or 74.0%, to $32.0 million for the three months ended March 31, 2016 from $18.4 million for the three months ended March 31, 2015. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 600 employees, or 60%, to approximately 1,600 employees at March 31, 2016 from approximately 1,000 employees at March 31, 2015.  Also contributing to the increase was an increase in stock based compensation of $1.0 million to $2.6 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015.   As a percentage of revenues, salaries, wages and benefits were 48.9% of total revenues for the three months ended March 31, 2016 compared to 42.9% of total revenues for the three months ended March 31, 2015.

Advertising and Marketing

Advertising and marketing expenses decreased $0.2 million, or 4.8%, to $4.4 million for the three months ended March 31, 2016 from $4.6 million for the three months ended March 31, 2015. The decrease in advertising and marketing expense was primarily driven by efficiencies gained through the RSG Acquisition and Taj Media Acquisition in July 2015.  As a percentage of revenues, advertising and marketing expenses were 6.7% of total revenues for the three months ended March 31, 2016 compared to 10.8% of total revenues for the three months ended March 31, 2015.

Professional Fees

Professional fees increased $2.8 million, or 193.2%, to $4.3 million for the three months ended March 31, 2016 from $1.5 million for the three months ended March 31, 2015.  As a percentage of revenues, professional fees were 6.6% of total revenues for the three months ended March 31, 2016 compared to 3.4% of total revenues for the three months ended March 31, 2015.  The increase in professional fees was primarily related to approximately $2.2 million in professional fees associated with certain litigation costs in California.

Client Related Services

Client related services expenses increased $2.0 million, or 68.7%, to $4.9 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015. The increase in expense was primarily related to the growth in the average daily residential census to 764 for the three months ended March 31, 2016 from 480 for the three months ended March 31, 2015.  As a percentage of revenues, client related services expenses were 7.5% of total revenues for the three months ended March 31, 2016 compared to 6.8% of total revenues for the three months ended March 31, 2015.

Other Operating Expenses

Other operating expenses increased $1.7 million, or 36.0%, to $6.5 million for the three months ended March 31, 2016 from $4.8 million for the three months ended March 31, 2015. The increase was primarily the result of additional operating expenses associated with the acquisitions completed in 2015 and the opening of River Oaks in October 2015. As a percentage of revenues, other operating expenses was 10.0% of total revenues for the three months ended March 31, 2016 compared to 11.2% of total revenues for the three months ended March 31, 2015.

Rentals and Leases

Rentals and leases increased $0.8 million, or 118.9%, to $1.5 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 31, 2015. The increase was primarily the result of increased rent as a result of the acquisitions completed in 2015 and the lease associated with our new corporate headquarters and call center beginning in June 2015. As a percentage of revenues, rentals and leases increased to 2.3% of total revenues for the three months ended March 31, 2016 compared to 1.6% of total revenues for the three months ended March 31, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $2.1 million, or 62.1%, to $5.5 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015. As a percentage of total revenues, the provision for doubtful accounts was 8.4% of total revenues for the three months ended March 31, 2016 compared to 7.9% of total revenues for the three months ended March 31, 2015.  The increase in the provision doubtful accounts was primarily attributable to the increase in revenues.  Also contributing to the increase in our provision for doubtful accounts was an increase on our days sales outstanding to 88 days at March 31, 2016 from 79 days at March 31, 2015, which is primarily due to the continuing effects of acquisitions, a conversion to new lab billing software in the third and fourth quarters of 2015 and ICD-10 conversion.

We experienced a decrease of 8 days in our days sales outstanding from 96 days at December 31, 2015 to 88 days at March 31, 2016 due to favorable collections in the first quarter of 2016.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of March 31, 2016, all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of March 31, 2016 and 2015:

	Current	31-180 Days	Over 180 Days	Total
March 31, 2016	29.1%	39.6%	31.3%	100.0%
March 31, 2015	29.6%	45.6%	24.8%	100.0%

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million, or 192.2%, to $3.9 million for the three months ended March 31, 2016 from $1.3 million for the three months ended March 31, 2015. As a percentage of revenues, depreciation and amortization expense was 6.0% and 3.1% of total revenues for the three months ended March 31, 2016 and 2015, respectively.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 acquisitions and the opening of River Oaks in October 2015.

Acquisition-related Expense

Acquisition-related expense was $0.8 million for the three months ended March 31, 2016, a decrease of $0.2 million, or 20.0% from $1.0 million for the three months ended March 31, 2015. As a percentage of revenues, acquisition-related expense was 1.2% and 2.3% of total revenues for the three months ended March 31, 2016 and 2015, respectively.  The acquisition-related expense for the three months ended March 31, 2016 was primarily related to professional fees and travel costs associated with our acquisition activity.

Interest Expense

Interest expense was $1.7 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015.  The increase in interest expense was primarily the result of an increase in outstanding debt as partially offset by a reduction in interest rates.  Outstanding debt at March 31, 2016 was approximately $143.1 million compared to $76.1 million at March 31, 2015.  The interest rate on the $118.1 million outstanding under the 2015 Credit Facility was 3.63% at March 31, 2016 and the interest rate outstanding on the $25.0 million of 2015 Subordinated Convertible Debt was 2.5% at March 31, 2016.

As a percentage of revenues, interest expense was 2.6% of total revenues for the three months ended March 31, 2016 compared to 1.7% of total revenues for the three months ended March 31, 2015.

Income Tax (Benefit) Expense

For the three months ended March 31, 2016, income tax benefit was $20,000, reflecting an effective tax rate of 6.9%, compared to income tax expense of $1.3 million, reflecting an effective tax rate of 38.8%, for the three months ended March 31, 2015.  The decrease in income tax expense and the effective tax rate is primarily related to a discrete item related to the tax treatment of stock-compensation during the first quarter of 2016.

Net Loss Attributable to Noncontrolling Interest

For the three months ended March 31, 2016, net loss attributable to noncontrolling interest was $0.9 million compared to $0.6 million for the three months ended March 31, 2015, representing an increase in loss of $0.3 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIE’s) as a result of the acquisitions completed during 2015 and the opening of River Oaks in October 2015.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Provided by (used in) operating activities	$4,279	$(2,527)	$6,806
Used in investing activities	(7,567)	(25,725)	18,158
(Used in ) provided by financing activities	(2,225)	38,898	(41,123)
Net (decrease) increase in cash and cash equivalents	(5,513)	10,646	(16,159)
Cash and cash equivalents at end of period	$13,237	$59,186	$(45,949)

Net Cash Provided by Operating Activities

Cash provided by operating activities was $4.3 million for the three months ended March 31, 2016 compared to cash used in operating activities of $2.5 million for the three months ended March 31, 2015 resulting in a $6.8 million increase in cash flows from operations. The increase in cash flows from operations for the three months ended March 31, 2016 was primarily related to adjustments to net loss for non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, etc.) combined with favorable cash collections of accounts receivable.   These increases were partially offset by timing of cash outflows related to accounts payable and accrued liabilities and approximately $2.2 million of increased cash outflows related to certain litigation in California (which are included in the net loss).   Working capital totaled $50.4 million at March 31, 2016 and $52.2 million at December 31, 2015.

Net Cash Used in Investing Activities

Cash used in investing activities was $7.6 million for the three months ended March 31, 2016 compared to cash used in investing activities of $25.7 million for the three months ended March 31, 2015.  The cash used in investing activities for the three months ended March 31, 2015 included $13.1 million paid in connection with the acquisition of Recovery First and $6.4 million for the purchase of the property in Ringwood, NJ.

Net Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $2.2 million for the three months ended March 31, 2016 compared to cash provided by financing activities of $38.9 million for the three months ended March 31, 2015.  Cash used in financing activities for the three months ended March 31, 2016 primarily relates to payments on scheduled maturities on long-term debt.   Cash provided by financial activities for the three months March 31, 2015 was primarily related to proceeds from the 2015 Credit Facility of $73.8 million as partially offset from the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $25.3 million and repayments of subordinated notes payable of $0.9 million.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 9 to the accompanying Condensed Consolidated Financial Statements.

2015 Credit Facility

As of March 31, 2016, we had $47.0 million outstanding under our revolver and $72.2 million outstanding on our term loan.  As of March 31, 2016, our availability under the $50.0 million revolver portion of the 2015 Credit Facility was $0.7 million, net of $47.0 million in borrowings as noted above, and $2.3 million in standby letters of credit issued for various corporate purposes. The 2015 Credit Facility also has an accordion feature that allows the total borrowing capacity to be increased to $200.0 million, subject to certain conditions, including obtaining additional commitments from lenders.

Deerfield Financing

On October 2, 2015, we completed the closing of two financing facilities with affiliates of Deerfield.  The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions).  We drew down $25.0 million of subordinated convertible debt at closing and we used the proceeds to fund acquisitions, de novo projects and other corporate purposes. The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of our common stock at $30.00 per share.

Subsequent to March 31, 2016, we borrowed an aggregate of $25.0 million of the unsecured subordinated debt that bears interest at an annual rate of 12.0% and matures on October 2, 2020. The $25.0 million of unsecured subordinated debt can be repaid under certain conditions without penalty prior to October 2, 2017.  The proceeds of the $25.0 million of unsecured debt were used to the fund the cash portion of the Townsend and Solutions acquisitions as well as the acquisition of the 100-room hotel in Arlington, Texas that is currently being converted into sober living beds that will be used in support of the Greenhouse Outpatient Center.

Related Party Notes Payable

At December 31, 2015, we had outstanding notes payables of $1.2 million resulting from the seller financing of the TSN Acquisition.  On February 29, 2016, we paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 3.92% to 5.23% and have maturity dates through March 2019. Total obligations under capital leases at March 31, 2016 were $0.8 million, of which $0.3 million was included in the current portion of long-term debt.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at March 31, 2016. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

AAC has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC will also provide financial support to each Professional Group on an as-needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary and, therefore, consolidate the six Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $1.5 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2016 consisted of $119.2 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements had initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of the interest rate swap agreements at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.0 million on an annual basis based upon our borrowing level at March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 13 to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and incorporated by reference in this Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

In addition to the other information contained in this Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: May 6, 2016

EXHIBIT INDEX

Number	Exhibit Description
10.1†

AAC Holdings, Inc. 2016 Annual Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on February 26, 2016 and incorporated herein by reference).

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

†	Denotes a management contract or compensation plan or arrangement.