Form 10-Q
period 2016-06-30
AAC Holdings, Inc.
filed 2016-08-05
CIK 1606180

en

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 23,701,288 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

June 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,269	$18,750
Accounts receivable, net of allowances	74,692	60,934
Prepaid expenses and other current assets	3,727	6,840
Total current assets	85,688	86,524
Property and equipment, net	128,623	109,724
Goodwill	134,847	108,722
Intangible assets, net	9,790	9,470
Other assets	3,252	1,609
Total assets	$362,200	$316,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,500	$7,878
Accrued liabilities	23,097	21,653
Current portion of long-term debt	4,702	3,611
Current portion of long-term debt – related party	—	1,195
Total current liabilities	37,299	34,337
Deferred tax liabilities	1,050	1,195
Long-term debt, net of current portion	162,821	140,335
Other long-term liabilities	4,505	3,694
Total liabilities	205,675	179,561

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 23,696,224 and 22,813,809 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	142,387	121,923
Retained earnings	21,166	19,708
Total stockholders’ equity	163,576	141,654
Noncontrolling interest	(7,051)	(5,166)
Total stockholders’ equity including noncontrolling interest	156,525	136,488
Total liabilities and stockholders’ equity	$362,200	$316,049

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Client related revenue	$68,226	$53,784	$130,932	$96,607
Other revenue	3,316	—	5,958	—
Total revenues	71,542	53,784	136,890	96,607

Operating expenses
Salaries, wages and benefits	36,191	19,733	68,162	38,107
Advertising and marketing	4,509	5,119	8,906	9,737
Professional fees	3,869	1,861	8,176	3,330
Client related services	5,500	3,478	10,419	6,393
Other operating expenses	7,255	5,536	13,801	10,349
Rentals and leases	1,892	1,159	3,424	1,859
Provision for doubtful accounts	4,943	4,177	10,426	7,559
Litigation settlement	42	1,500	150	1,520
Depreciation and amortization	4,225	1,676	8,140	3,016
Acquisition-related expenses	1,196	982	1,960	1,980
Total operating expenses	69,622	45,221	133,564	83,850
Income from operations	1,920	8,563	3,326	12,757
Interest expense, net (change in fair value of interest rate swaps of $16 and ($106) and $191 and $115, respectively)	2,221	482	3,923	1,223
Other income, net	(36)	(49)	(43)	(60)
(Loss) Income before income tax expense	(265)	8,130	(554)	11,594
Income tax (benefit) expense	(107)	3,014	(127)	4,359
Net (loss) income	(158)	5,116	(427)	7,235
Less: net loss attributable to noncontrolling interest	1,030	439	1,885	1,039
Net income attributable to AAC Holdings, Inc. stockholders	872	5,555	1,458	8,274
BHR Series A Preferred Unit dividends	—	—	—	(147)
Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income available to AAC Holdings, Inc. common stockholders	$872	$5,555	$1,458	$7,593
Basic earnings per common share	$0.04	$0.26	$0.07	$0.36
Diluted earnings per common share	$0.04	$0.26	$0.06	$0.36
Weighted-average shares outstanding:
Basic	22,761,671	21,293,512	22,429,948	21,241,839
Diluted	22,811,345	21,487,816	22,499,064	21,376,210

See accompanying notes to condensed consolidated financial statements

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2015	22,813,809	$23	$121,923	$19,708	$141,654	$(5,166)	$136,488
Common stock granted and issued under stock incentive plan, net of forfeitures	92,620	—	4,687	—	4,687	—	4,687
Effect of employee stock purchase plan	15,445	—	347	—	347	—	347
Townsend acquisition	447,369	—	9,112	—	9,112	—	9,112
Solutions acquisition	309,871	—	6,318	—	6,318	—	6,318
Acquisition of marketing intangibles	17,110	—	—	—	—	—	—
Net income (loss)	—	—	—	1,458	1,458	(1,885)	(427)
Balance at June 30, 2016	23,696,224	$23	$142,387	$21,166	$163,576	$(7,051)	$156,525

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(427)	$7,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	10,426	7,559
Depreciation and amortization	8,140	3,016
Equity compensation	4,776	2,873
Amortization of debt issuance costs	208	85
Deferred income taxes	(145)	(806)
Changes in operating assets and liabilities:
Accounts receivable	(21,189)	(25,427)
Prepaid expenses and other assets	920	(229)
Accounts payable	1,169	4,865
Accrued liabilities	2,422	7,327
Other long term liabilities	18	95
Net cash provided by operating activities	6,318	6,593
Cash flows from investing activities:
Purchase of property and equipment	(19,745)	(34,087)
Acquisition of subsidiaries, net of cash acquired	(19,150)	(13,740)
Escrow funds held on acquisition	—	(511)
Purchase of intangible assets	—	(540)
Purchase of other assets, net	—	153
Net cash used in investing activities	(38,895)	(48,725)
Cash flows from financing activities:
Proceeds from long-term debt	24,500	73,802
Payments on long-term debt and capital leases	(2,209)	(25,520)
Repayment of long-term debt — related party	(1,195)	(195)
Repayment of subordinated notes payable	—	(945)
Redemption of BHR Series A Preferred Units	—	(8,529)
Net cash provided by financing activities	21,096	38,613
Net change in cash and cash equivalents	(11,481)	(3,519)
Cash and cash equivalents, beginning of period	18,750	48,540
Cash and cash equivalents, end of period	$7,269	$45,021

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$2,205	$1,235
Income taxes, net of refunds	$2,413	$1,000
Accrued purchase of property and equipment	$998	$—
Acquisition of equipment through capital lease	$895	$—

Supplemental information on non-cash investing and financing transactions:
Solutions Acquisition:
Purchase price	$12,968	$—
Buyer common stock issued	(6,318)	—
Cash paid for acquisition	$6,650	$—

Townsend Acquisition:
Purchase price	$21,612	$—
Buyer common stock issued	(9,112)	—
Cash paid for acquisition	$12,500	$—

Clinical Services of Rhode Island
Purchase price	$—	$2,008
Buyer common stock issued	—	(1,343)
Cash paid for acquisition	$—	$665

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services, provides physician services to clients, and operates a broad portfolio of internet assets that service millions of website visits each month serving families and individuals struggling with addiction and seeking treatment options.  At June 30, 2016, the Company, through its subsidiaries, operated 12 residential substance abuse treatment facilities and 18 standalone outpatient centers.

2.	Basis of Presentation and Recently Issued Accounting Pronouncements

Principles of Consolidation

The Company conducts its business through limited liability companies and C-corporations, each of which is a direct or indirect wholly owned subsidiary of the Company.  The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of June 30, 2016.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients.  The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of both June 30, 2016 and December 31, 2015 include assets of $1.4 million and liabilities of $1.1 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively, related to the VIEs.  The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $0.8 million and $0.4 million related to the VIEs for the three months ended June 30, 2016 and 2015, respectively, and net loss of $1.7 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

Recent Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools.  ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur.  With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities.  Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company’s results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years, with earlier application permitted for financial statements that have not been issued.  The adoption of ASU 2015-16 did not have a material impact on the Company’s results of operations.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software.” The update was effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.  ASU 2015-05 provides guidance for customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively.  The adoption of ASU 2015-05 on January 1, 2016 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supercedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

3.	Other Revenue

Our other revenue consists primarily of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC (“RSG”), which was acquired on July 2, 2015 and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

4.	General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $17.8 million and $11.3 million for the three months ended June 30, 2016 and 2015, respectively, and $35.1 million and $19.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$872	$5,555	$1,458	$8,274
Less: Series A Preferred Unit dividends	—	—	—	(147)
Less: Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income attributable to common shares	$872	$5,555	$1,458	$7,593
Denominator
Weighted-average common shares outstanding – basic	22,761,671	21,293,512	22,429,948	21,241,839
Dilutive securities	49,674	194,304	69,116	134,371
Weighted-average common shares outstanding – diluted	22,811,345	21,487,816	22,499,064	21,376,210

Basic earnings per common share	$0.04	$0.26	$0.07	$0.36
Diluted earnings per common share	$0.04	$0.26	$0.06	$0.36

6.	Acquisitions

On April 1, 2016, the Company acquired certain assets of Wetsman Forensic Medicine, L.L.C. (d/b/a Townsend) and its affiliates (“Townsend”), a substance abuse treatment provider in Louisiana that operates seven in-network outpatient centers delivering intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana, of which 20 beds are licensed for detoxification and inpatient treatment, and an in-network lab that services these facilities (the “Townsend Acquisition”), for total considerations of $13.5 million in cash and 447,369 in shares of AAC Holdings’ common stock.  The purchase agreement includes provisions for contingent consideration of up to $2.0 million, consisting of cash and shares of AAC Holdings’ common stock currently held in escrow, if certain financial targets for the year ending December 31, 2016 are met.  Based on the preliminary assessment, the Company recorded the full $2.0 million of contingent consideration as part of the purchase price, which is dependent on completion of valuations being performed by independent valuation specialists.  The purchase price was based upon arms-length negotiations between the Company and Townsend, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

On May 3, 2016, the Company acquired certain assets of Solutions Recovery, Inc., its affiliates and associated real estate assets (collectively, “Solutions”) for $6.8 million in cash and 309,871 of restricted shares of AAC Holdings’ common stock (the “Solutions Acquisition”). Solutions provides detoxification, residential, and intensive outpatient treatment as well as sober living services in the greater Las Vegas area. The purchase price was based upon arms-length negotiations between the Company and Solutions, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

Each of these acquisitions was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations.  The Company recorded each transaction based upon the fair value of the consideration paid. This consideration was preliminarily allocated to the assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values.  The Company is further assessing the valuation of receivables, assumed liabilities, real property, intangible assets, and contingent consideration, some of which are dependent on the completion of valuations being performed by independent valuation specialists.  The preliminary allocation of assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values are as follows (in thousands):

	Townsend	Solutions	Total
Accounts receivable	$1,149	$1,846	$2,995
Property and equipment	882	5,220	6,102
Goodwill	20,310	5,815	26,125
Intangible assets	635	377	1,012
Total Assets acquired	22,976	13,258	36,234
Accrued liabilities	364	190	554
Net assets acquired	$22,612	$13,068	$35,680

Acquisition-related costs for the acquisitions were expensed in acquisition-related expenses in the consolidated statements of operations.

The results of operations for the acquired entities from the respective acquisition dates are included in the condensed consolidated statements of operations for both the three and six months ended June 30, 2016, and include revenues of $5.2 million.  The following presents the unaudited pro forma revenues and income before taxes of the combined entity had the acquisitions occurred on the first day of the period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$72,890	$58,912	$144,840	$117,333
Income before income tax expense	$448	$8,223	$1,687	$12,328

7.	Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2015	$16,877
Additions charged to provision for doubtful accounts	10,426
Accounts written off, net of recoveries	(5,934)
Balance at June 30, 2016	$21,369

For the six months ended June 30, 2016, approximately 12.4% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 10.9% by Aetna; and 10.5% by Blue Cross Blue Shield of Texas. No other payor accounted for more than 10% of revenue reimbursements for the six months ended June 30, 2016.

For the six months ended June 30, 2015, approximately 16.7% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 12.8% by Blue Cross Blue Shield of Texas; and 11.6% by Aetna.  No other payor accounted for more than 10% of revenue reimbursements for the six months ended June 30, 2015.

8.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land	$13,479	$13,380
Buildings and improvements	102,237	77,412
Equipment and software	22,074	16,149
Construction in progress	12,923	17,424
Total property and equipment	150,713	124,365
Less accumulated depreciation and amortization	(22,090)	(14,641)
Property and equipment, net	$128,623	$109,724

9.	Goodwill and Intangible Assets

The Company’s business comprises a single reporting segment for impairment test purposes. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. In addition to an annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of December 31, 2015 and did not incur an impairment charge.

The Company’s goodwill balances as of June 30, 2016 and December 31, 2015 were $134.8 million and $108.7 million, respectively.  The increase in goodwill is due to the acquisitions of Townsend and Solutions with goodwill of as follows and discussed in Note 6.

Balance at December 31, 2015	$108,722
Townsend Acquisition	20,310
Solutions Acquisition	5,815
Balance at June 30, 2016	$134,847

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Trademarks	4,934	$4,052	1,175	$955
Non-compete agreements	1,357	1,257	968	838
Marketing intangibles	5,651	5,651	637	355
Leasehold interests	680	670	91	34
Other	71	51	32	29
	$12,693	$11,681	$2,903	$2,211

Changes to the carrying value of identifiable assets during the year ended December 31, 2015 were as follows (in thousands):

Balance at December 31, 2015	$9,470
Amortization expense	(692)
Townsend Acquisition	635
Solutions Acquisition	377
Balance at June 30, 2016	$9,790

10.	Debt

A summary of the Company’s debt obligations, net of unamortized discounts and debt issuance costs, is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Non-related party debt:
Senior secured loans, net of issuance costs	$117,203	$118,936
Subordinated debt	48,806	24,240
Capital lease obligations	1,514	770
Total non-related party debt	167,523	143,946
Less current portion	(4,702)	(3,611)
Total non-related party debt, long-term	$162,821	$140,335

Related party debt:
Acquisition related debt	$—	$1,195
Less current portion	—	(1,195)
Total related party debt, long-term	$—	$—

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

Following the end of the second quarter, AAC Holdings, Inc. increased its 2015 Credit Facility to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.25% or a base rate plus a margin between 1.25% and 2.25%, in each case depending on the Company’s leverage ratio. The facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

The 2015 Credit Facility requires quarterly term loan principal repayments for the outstanding term loan of $0.9 million at September 30, 2016, $1.6 million at December 31, 2016, $2.3 million for March 31, 2017 to December 31, 2017, $3.9 million from March 31, 2018 to December 31, 2018, and $4.7 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan due on the maturity date of March 9, 2020.  Repayment of the revolving loan is due on the maturity date of March 9, 2020.    The 2015 Credit Facility generally requires quarterly interest payments.

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the credit agreement) (based upon the LIBOR Rate (as defined in the credit agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at June 30, 2016 was 3.88%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving credit facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at June 30, 2016 was 0.50%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

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

On July 1, 2015, the Company borrowed $15.0 million under the $50.0 million revolver of the 2015 Credit Facility.

On August 7, 2015, the Company borrowed $32.0 million under the $50.0 million revolver of the 2015 Credit Facility.  The Company used these proceeds to fund de novo development projects and acquisitions.

At June 30, 2016, the Company was in compliance with all applicable covenants.

As of June 30, 2016, our availability under the $50.0 million revolver portion of the 2015 Credit Facility was $0.7 million, net of $47.0 million in borrowings as noted above, and $2.3 million in standby letters of credit issued for various corporate purposes.

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The financing facilities consist of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions) (the “Deerfield Facility”). The Company issued $25.0 million of subordinated convertible debt at closing and used the proceeds to fund acquisitions, its de novo projects and for other corporate purposes.  The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of the Company’s common stock at $30.00 per share. In the second quarter of 2016, the Company issued $25.0 million of the unsecured subordinated debt and used the proceeds to fund the acquisitions of Townsend, the hotel in Arlington, Texas, and Solutions. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020.

The Company incurred approximately $1.4 million in debt issuance costs related to underwriting and other professional fees, and deferred these costs over the term of the debt.

At June 30, 2016, both the $25.0 million of subordinated convertible debt, bearing interest at 2.5%, and the $25.0 million of unsecured subordinated debt, bearing interest at 12.0%, were outstanding.

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

The fair value of the interest rate swaps at June 30, 2016 and December 31, 2015 represented a liability of $654,000 and $464,000, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheets.  Refer to Note 13 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements at June 30, 2016 (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$7,658	May 2018	$(158)
Pay-fixed interest rate swap	11,183	August 2019	(496)
Total	$18,841		$(654)

11.Stockholders’ Equity and Mezzanine Equity

Stock Based Compensation Plans

On January 13, 2016, the Company granted 110,000 shares of restricted common stock to employees pursuant to the Company’s 2014 Equity Incentive Plan. The shares vest quarterly over a period of three years from the grant date. Additionally, the Company granted 30,000 shares of vested common stock to its five non-employee directors

 The Company recognized $2.1 million and $1.2 million in equity-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $4.8 and $2.9 million in equity-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was $16.1 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 2.2 years.

A summary of share activity under the Company’s 2014 Equity Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at January 1, 2016	777,019	$24.99
Granted	140,000	16.24
Vested	(178,833)	23.50
Forfeitures	(16,000)	24.21
Unvested at June 30, 2016	722,186	$23.37

Employee Stock Purchase Plan

In January 2016, the Company issued 15,445 shares of the Company’s common stock under its Employee Stock Purchase Plan (“ESPP”) at a purchase price of $19.06 per share in connection with employee deductions of $0.2 million contributed in the July 1, 2015 through December 31, 2015 ESPP option period.

For the three and six months ended June 30, 2016, the Company recognized $0.1 million and $0.2 million of compensation expense related to the ESPP during each period, respectively. For both the three and six months ended June 30, 2015, the Company recognized $0.1 million of compensation expense related to the ESPP.

Mezzanine Equity

On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred Units of Behavioral Healthcare Realty, LLC for a total redemption price of approximately $8.5 million which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

12.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2016 reflects an income tax benefit of $0.1 for both periods at an effective tax rate of 40.4% and 22.9%, respectively, compared to income tax expense of $3.0 million and $4.4 million at an annual effective rate of 37.1% and 37.6% for the three and six months ended June 30, 2015, respectively. The increase in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book income as well as discrete items pertaining to stock compensation and other tax credits. The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 tax return.  The results of such examination and impact on the Company’s results of operation are not known at this time.

13.	Fair Value of Financial Instruments

The carrying amounts reported at June 30, 2016 and December 31, 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at June 30, 2016 and December 31, 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At June 30, 2016, the fair value of the interest rate swaps represented a liability of $0.7 million.  Refer to Note 10 for further discussion of the interest rate swap agreements.

14.	Commitments and Contingencies

State of California

On July 29, 2015, the Superior Court of the State of California court unsealed a criminal indictment returned by a grand jury against our subsidiaries ABTTC, Inc. dba A Better Tomorrow Treatment Centers, Forterus, Inc. and Forterus Health Care Services, Inc., Jerrod N. Menz, our former President and former member of our Board of Directors, as well as a current facility-level employee and three former employees.  The indictment was returned in connection with a criminal investigation by the California Department of Justice and charged the defendants with second-degree murder and dependent adult abuse in connection with the death of a client in 2010 at one of our former locations. On March 21, 2016, the court granted the defense motion to set aside and dismiss the second degree murder count as to all defendants.  The dependent adult abuse charge remains in effect as to all defendants with the exception of one former employee and one current employee, who have been dismissed.  On June 10, 2016, the Court granted Kristopher McCausland’s motion to sever trial from the other defendants but ordered that the corporate defendants and remaining individuals will be tried together.  Trial is scheduled for August 25, 2016.  The Court ordered that defendant, Kristopher McCausland’s trial would commence first, with the trial of the remaining defendants to follow immediately afterward.  The Company believes the allegations are legally and factually unfounded and intends to contest them vigorously.  The Company cannot estimate the amount or range of loss if the defendants were to be convicted; however, such loss could be material.

Kasper v. AAC Holdings, Inc. et al. and Tenzyk c. AAC Holdings, Inc. et al.

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers.  The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court.  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim.  On July 1, 2016, the court denied the motion to dismiss.  The Company intends to defend this action vigorously.  At this time, the Company cannot predict the results of litigation with certainty and cannot estimate the amount or range of loss, if any.  The Company believes the disposition of this action will not have a material adverse effect on its consolidated results of operations or consolidated financial position.

Other

The New Jersey Department of Banking and Insurance (“NJ-DOBI”) and Leading Edge Recovery Center, LLC (“Leading Edge”), a former indirect operating subsidiary of American Addiction Centers, Inc. that was acquired in September 2012 and was subsequently closed in 2013, are negotiating a possible resolution to certain information provided to NJ-DOBI following Leading Edge’s recent claim settlement with Horizon Blue Cross Blue Shield of New Jersey.  Based on these discussions, the Company has recorded a $250,000 reserve related to this matter in the second quarter of 2016. The Company is also aware of various other legal matters arising in the ordinary course of business. To cover these types of claims, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. After taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management at this time believes the anticipated outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this Quarterly Report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “AAC Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point of care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo expansions; (v) uncertainties regarding the timing of the closing of acquisitions and the integration thereof; (vi) our failure to achieve anticipated financial results from contemplated acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) a disruption in our ability to perform diagnostic drug testing services; (ix) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (x) a disruption in our business and reputational and economic risks associated with the July 2015 indictment of certain of our subsidiaries and current and former employees and the civil securities claims brought by shareholders; (xi) our inability to agree on conversion and other terms for the balance of convertible debt; (xii) our inability to meet our covenants in the loan documents; (xiii) our inability to obtain senior lender consent to exceed the current $50 million limit in unsecured subordinated debt; (xiv) our inability to integrate newly acquired facilities; and (xv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on form 10-Q will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostics laboratory services and provide physician services to our clients.  As of June 30, 2016, we operated 12 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,139 beds, which includes 636 licensed detoxification beds, and 18 standalone outpatient centers.

In addition, we are in the process of expanding The Oxford Centre facility to accommodate 44 additional residential beds and 48 sober living beds, converting a 100-room hotel in Arlington, Texas into sober living beds that will be used in support of the Greenhouse Outpatient Center, and have begun the development of a 150-bed residential treatment center at the site of a former convent on 96 acres in Ringwood, New Jersey. Also in July 2016, we decreased our capacity at our Forterus treatment facility by 14 beds.

The majority of our approximately 2,200 employees as of June 30, 2016 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

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

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development as of June 30, 2016:

						Real Property
		Out-of-Network/	Capacity	First Clients	Treatment	Leased /
Facility Name	Location	In-Network	(beds)(1)	Served	Certifications(2)	Owned
California
Forterus	Temecula	Out-of-Network	144(3)	2004	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	Out-of-Network	36	2010	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	Out-of-Network	93	2016	DTX, RTC, PHP, IOP	Owned
Florida
Singer Island	West Palm Beach	Out-of-Network	65	2012	PHP, IOP	Leased
Recovery First	Fort Lauderdale	In-Network	63	2015	DTX, RTC, PHP, IOP	Owned / Leased
River Oaks	Riverview (Tampa area)	Out-of-Network	162	2015	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	In-Network	32	2016(4)	DTX, RTC, PHP, IOP	Leased
Townsend Outpatient Centers	Lafayette	In-Network	n/a	2016(4)	IOP	Leased
Mississippi
The Oxford Centre	Etta	Out-of-Network	76	2015	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient	Oxford, Tupelo, and Olive Branch	Out-of-Network	n/a	2015	IOP	Leased
Nevada
Desert Hope	Las Vegas	Out-of-Network	148	2013	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	Out-of-Network	n/a	2015	IOP	Owned
Solutions Treatment Center	Las Vegas	In-Network	80	2016(5)	DTX, RTC, PHP, IOP	Owned
New Jersey
Sunrise House	Lafayette (New York City area)	In-Network	110(6)	2015	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette	In-Network	n/a	2015	IOP	Leased
TBD	Ringwood (New York City area)	Out-of-Network	150	Under Development(7)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	In-Network	n/a	2015	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	Out-of-Network	130	2012	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	Out-of-Network	n/a	2015	IOP	Owned

(1)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(3)	In January 2016, we increased our capacity at Forterus to 144 beds with the addition of 37 beds, 24 of which are licensed for detoxification.
(4)	On April 1, 2016, we completed the acquisition of Townsend for $13.5 million in cash and $8.5 million in restricted shares of our common stock.
(5)	On May 3, 2016, we completed the acquisition of Solutions for $6.75 million in cash and $6.25 million in restricted shares of our common stock.
(6)	On June 14, 2016, we increased our beds licensed for detoxification at Sunrise House from 18 to 29 beds.
(7)	We acquired this property on February 24, 2015 and have begun development of a residential treatment center. The facility is currently anticipated to be completed in the first half of 2018.

Recent Developments

Existing Facilities and Ancillary Services

On January 1, 2016, we increased the capacity at Forterus to 144 beds from 107 beds. In July 2016, we decreased our capacity at Forterus from 144 beds to 130 beds.

On April 4, 2016, we expanded our laboratory services to include hematology and pharmacogenetics testing across all of our existing facilities.

On May 31, 2016, we consolidated our outpatient services in New Jersey and relocated our Mountainside, New Jersey outpatient center to our existing outpatient center in Lafayette, New Jersey in order to gain additional operating efficiencies.

On June 14, 2016, we increased our beds licensed for detoxification at Sunrise House from 18 to 29 beds.

On June 16, 2016, we began treating clients at Laguna Treatment Hospital, a 93-bed chemical dependency recovery hospital in Aliso Viejo, California the first such hospital designation for an AAC treatment center. The property was acquired by AAC in April 2015.

New Property Developments and Acquisitions

On April 1, 2016, we completed the acquisition of Townsend for $22.0 million, consisting of $13.5 million in cash and $8.5 million in restricted shares (447,369 shares) of AAC Holdings’ common stock. The cash portion of the transaction was funded from borrowings pursuant to the Deerfield Facility.  In the Townsend Acquisition, we acquired a substance abuse treatment provider in Louisiana that operates seven in-network outpatient centers delivering intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana that has 20 beds licensed for detoxification and inpatient treatment. Townsend also operates an in-network lab that services these facilities.  We anticipate utilizing the in-network lab to continue servicing Townsend’s current lab customers and to begin servicing AAC’s in-network residential and outpatient facilities in Florida, New Jersey, and Rhode Island.

On April 18, 2016, we acquired a 100-room hotel in Arlington, Texas for $5.35 million in cash and are converting it into sober living beds that will be used in support of the Greenhouse Outpatient Center. The acquisition was funded from borrowings on the Deerfield Facility.

In April 2016, we began the development of a 150-bed residential treatment center at the site of a former convent on 96 acres in Ringwood, New Jersey. The facility is expected to be completed in the first half of 2018 with a projected capital investment of approximately $25.0 million.

On May 3, 2016, we completed the acquisition of Solutions Recovery, Inc., its affiliates and associated real estate assets for an aggregate $13.0 million, consisting of $6.75 million in cash and $6.25 million of restricted shares (309,871 shares) of AAC Holdings’ common stock. The cash portion of the purchase price was funded from borrowings pursuant to the Deerfield Facility. Solutions Recovery provides detoxification, residential, and intensive outpatient treatment as well as sober living services in the greater Las Vegas area. The acquisition included:

•	124 Sober Living Beds
•	80 Licensed In-Network Detox, Residential and Halfway House Beds
•	Two Licensed, In-Network Outpatient Centers

Financing

In connection with the second quarter acquisitions of Townsend, the hotel in Arlington, Texas and Solutions, we drew down an aggregate $25.0 million of unsecured subordinated debt under the Deerfield Facility. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020.   The $25.0 million of unsecured debt can be repaid under certain conditions without penalty prior to October 2, 2017.

On July 13, 2016, we amended our 2015 Credit Facility which increased the current borrowing capacity from $121.3 million to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% and 3.25% or a base rate plus a margin between 1.25% and 2.25%, in each case depending on our leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the three months ended June 30, 2016 and 2015, approximately 90% of our client related revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and six months ended June 30, 2016, no single payor accounted for more than 12.4% of our revenue reimbursements. For the three and six months ended June 30, 2015, no single payor accounted for more than 15.9% and 16.7% of our revenue reimbursements, respectively.

The following table summarizes the composition of our client related revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, and point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Detoxification and residential treatment services	38%	26%	37%	26%
Partial hospitalization and intensive outpatient treatment services	32%	34%	34%	36%
Point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services[1]	30%	40%	29%	38%

1 Professional groups and other ancillary services represent less than 5% of the total percentage of commercial payor revenues for point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services.

The decrease in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the three and six months ended June 30, 2016 compared to the comparable time period in 2015 was primarily related to a decline in the number of tests performed on a per client basis for point-of-care drug testing and diagnostic laboratory services and a decline in reimbursement rates for point-of-care drug testing and diagnostic laboratory services.

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

Other Revenue.  Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired July 2, 2015 and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

Operating Expenses.  Our operating expenses are primarily impacted by nine categories of expenses: salaries, wages and benefits; advertising and marketing; professional fees; client related services; other operating expenses; rentals and leases; provision for doubtful accounts; depreciation and amortization; and acquisition-related expenses.

•

Salaries, wages and benefits.  We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others.  Our clinical salaries, wages and benefits expense is largely driven by the total number of beds in our facilities and our average daily census.  We also employ a professional sales force and staff a centralized call center.  Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff, legal staff and senior management.

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

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2016, all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2016, other filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q and those described below:

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

Results of Operations

Comparison of Three Months ended June 30, 2016 to Three Months ended June 30, 2015

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2016 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$68,226	95.4	$53,784	100.0	$14,442	26.9
Other revenue	3,316	4.6	—	—	3,316	—
Total revenues	$71,542	100.0	$53,784	100.0	$17,758	33.0

Operating expenses
Salaries, wages and benefits	36,191	50.6	19,733	36.7	16,458	83.4
Advertising and marketing	4,509	6.3	5,119	9.5	(610)	(11.9)
Professional fees	3,869	5.4	1,861	3.5	2,008	107.9
Client related services	5,500	7.7	3,478	6.5	2,022	58.1
Other operating expenses	7,255	10.1	5,536	10.3	1,719	31.1
Rentals and leases	1,892	2.6	1,159	2.2	733	63.2
Provision for doubtful accounts	4,943	6.9	4,177	7.8	766	18.3
Litigation settlement	42	0.1	1,500	2.8	(1,458)	(97.2)
Depreciation and amortization	4,225	5.9	1,676	3.1	2,549	152.1
Acquisition-related expenses	1,196	1.7	982	1.8	214	21.8
Total operating expenses	69,622	97.3	45,221	84.1	24,401	54.0
Income from operations	1,920	2.7	8,563	15.9	(6,643)	(77.6)
Interest expense, net (change in fair value of interest rate swaps of $16 and ($106), respectively)	2,221	3.1	482	0.9	1,739	360.8
Other income, net	(36)	(0.1)	(49)	(0.1)	13	(26.5)
(Loss) income before income tax expense	(265)	(0.4)	8,130	15.1	(8,395)	(103.3)
Income tax (benefit) expense	(107)	(0.1)	3,014	5.6	(3,121)	(103.6)
Net (loss) income	(158)	(0.2)	5,116	9.5	(5,274)	(103.1)
Less: net loss attributable to noncontrolling interest	1,030	1.4	439	0.8	591	134.6
Net income attributable to AAC Holdings, Inc. stockholders	872	1.2	5,555	10.3	(4,683)	(84.3)
BHR Series A Preferred Unit dividends	—	—	—	—	—	—
Net income available to AAC Holdings, Inc. common stockholders	$872	1.2	$5,555	10.3	$(4,683)	(84.3)

Client Related Revenue

Client related revenues increased $14.4 million, or 26.9%, to $68.2 million for the three months ended June 30, 2016 from $53.8 million for the three months ended June 30, 2015.  Revenues were positively impacted by our acquisitions and de novo projects, as well as an increase in average daily residential census and outpatient visits at our 18 standalone outpatient centers.

Our average daily residential census increased 52.3% to 821 clients for the three months ended June 30, 2016 from 539 clients for the three months ended June 30, 2015.  The increase in the average daily residential census was primarily driven by the acquisitions completed in 2015 and 2016 and the opening of River Oaks in October 2015.  Our bed capacity at our residential treatment facilities increased 94.0% from 587 beds at June 30, 2015 to 1,139 beds at June 30, 2016.

Our average daily residential revenue declined 20.1% to $801 for the three months ended June 30, 2016 from $1,003 for the three months ended June 30, 2015.  The decline in the average daily residential revenue was significantly impacted by a greater percentage of client related revenues being derived from in-network facilities/beds during the three months ended June 30, 2016 as compared to June 30, 2015.

The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate.   At June 30, 2016, we operated 18 standalone outpatient center versus five standalone outpatient centers at June 30, 2015.

As a percentage of client related revenues, point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services were 30% and 40% for the three months ended June 30, 2016 and 2015, respectively.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per patient basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services. We currently anticipate continued reimbursement pressure on point-of care testing and diagnostic laboratory services and as a result expect further declines in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues in subsequent quarters. However, we currently anticipate that the declines in reimbursement rates for point-of-care testing and diagnostic laboratory services will be partially offset by an expansion of our laboratory services to include hematology and pharmacogenetics that began in the second quarter of 2016 and by providing laboratory services to clients of third party providers beginning in 2016.

Other Revenue

Other revenue was $3.3 million for the three months ended June 30, 2016. There was no revenue recognized as “other revenue” for the three months ended June 30, 2015. Our other revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired in July 2015 and diagnostic laboratory services provided to clients of third-party addiction treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $16.5 million, or 83.4%, to $36.2 million for the three months ended June 30, 2016 from $19.7 million for the three months ended June 30, 2015. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers as a result of our 2015 and 2016 acquisitions and de novo projects.  Our number of employees increased by approximately 1,000 employees, or 83%, to approximately 2,200 employees at June 30, 2016 from approximately 1,200 employees at June 30, 2015. Also contributing to the increase are increased employee health insurance costs.   Health insurance costs increased $1.9 million to $3.2 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015.  On a per employee basis, our health insurance costs have increased 38.4% from the three months ended June 30, 2015.  There was also an increase in stock based compensation of $0.9 million to $2.1 million for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015. As a percentage of revenues, salaries, wages and benefits were 50.6% of total revenues for the three months ended June 30, 2016 compared to 36.7% of total revenues for the three months ended June 30, 2015.

Advertising and Marketing

Advertising and marketing expenses decreased $0.6 million, or 11.9%, to $4.5 million for the three months ended June 30, 2016 from $5.1 million for the three months ended June 30, 2015. As a percentage of revenues, advertising and marketing expenses were 6.3% of total revenues for the three months ended June 30, 2016 compared to 9.5% of total revenues for the three months ended June 30, 2015.  The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds, and efficiencies gained through the RSG Acquisition and the acquisition of Taj Media, LLC in July 2015 (the “Taj Media Acquisition”).

Professional Fees

Professional fees increased $2.0 million, or 107.9%, to $3.9 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015.  As a percentage of revenues, professional fees were 5.4% of total revenues for the three months ended June 30, 2016 compared to 3.5% of total revenues for the three months ended June 30, 2015.  The increase in professional fees was primarily related to approximately $1.3 million in professional fees associated with certain litigation costs in California.

Client Related Services

Client related services expenses increased $2.0 million, or 58.1%, to $5.5 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015. The increase in expense was primarily related to the growth in the average daily residential census to 821 for the three months ended June 30, 2016 from 539 for the three months ended June 30, 2015.  As a percentage of revenues, client related services expenses were 7.7% of total revenues for the three months ended June 30, 2016 compared to 6.5% of total revenues for the three months ended June 30, 2015.

Other Operating Expenses

Other operating expenses increased $1.8 million, or 31.1%, to $7.3 million for the three months ended June 30, 2016 from $5.5 million for the three months ended June 30, 2015. The increase was primarily the result of additional operating expenses associated with acquisitions and de novo projects. As a percentage of revenues, other operating expenses was 10.1% and 10.3% of total revenues for the three months ended June 30, 2016 and June 30, 2015, respectively.

Rentals and Leases

Rentals and leases increased $0.7 million, or 63.2%, to $1.9 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015. The increase was primarily the result of increased rent as a result of the acquisitions and the lease associated with our new corporate headquarters and call center beginning in June 2015. As a percentage of revenues, rentals and leases increased to 2.6% of total revenues for the three months ended June 30, 2016 compared to 2.2% of total revenues for the three months ended June 30, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $0.7 million, or 18.3%, to $4.9 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015. The increase in the provision for doubtful accounts was primarily related to the increase in total revenues. As a percentage of total revenues, the provision for doubtful accounts was 6.9% of total revenues for the three months ended June 30, 2016 compared to 7.8% of total revenues for the three months ended June 30, 2015.  The decrease in the provision for doubtful accounts as a percentage of total revenues is primarily related to a greater portion of the aging of our accounts receivable classified as current (i.e., 0-30 days) at June 30, 2016 as compared to June 30, 2015 as a result of improved cash collections during the second quarter.  Our days sales outstanding increased to 95 days at June 30, 2016 from 88 days at March 31, 2016.  In connection with the Townsend Acquisition and Solution Acquisition, we acquired approximately $3.0 million of accounts receivable which contributed approximately four days to our days sales outstanding.   The remaining increase in our days sales outstanding is partially attributable to accounts receivable acquired in connection with the 2016 acquisitions and the continuing effects of finalizing certain billing agreements related to our recent acquisitions and at River Oaks which opened in the fourth quarter of 2015. Our days sales outstanding at our legacy treatment facilities was 84 days at June 30, 2016.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2016, all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of June 30, 2016 and 2015:

	Current	31-180 Days	Over 180 Days	Total
June 30, 2016	32.4%	33.7%	33.9%	100.0%
June 30, 2015	29.9%	46.8%	23.3%	100.0%

Depreciation and Amortization

Depreciation and amortization expense increased $2.5 million, or 152.1%, to $4.2 million for the three months ended June 30, 2016 from $1.7 million for the three months ended June 30, 2015. As a percentage of revenues, depreciation and amortization expense was 5.9% and 3.1% of total revenues for the three months ended June 30, 2016 and 2015, respectively.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 and 2016 acquisitions and completed de novo projects.

Acquisition-related Expense

Acquisition-related expense was $1.2 million for the three months ended June 30, 2016, an increase of $0.2 million, or 21.8% from $1.0 million for the three months ended June 30, 2015. As a percentage of revenues, acquisition-related expense was 1.7% and 1.8% of total revenues for the three months ended June 30, 2016 and 2015, respectively.  The acquisition-related expense for the three months ended June 30, 2016 was primarily related to professional fees and travel costs associated with our acquisition activity.

Interest Expense

Interest expense increased $1.7 million, or 360.8%, to $2.2 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015.  The increase in interest expense was primarily the result of an increase in outstanding debt and an increase in interest rates.  Outstanding debt at June 30, 2016 was approximately $167.5 million compared to $75.9 million at June 30, 2015. Our weighted average interest rate on outstanding debt at June 30, 2016 was 4.9% compared to 3.0% at June 30, 2015.

As a percentage of revenues, interest expense was 3.1% of total revenues for the three months ended June 30, 2016 compared to 0.9% of total revenues for the three months ended June 30, 2015.

Income Tax (Benefit) Expense

For the three months ended June 30, 2016, income tax benefit was $0.1 million, reflecting an effective tax rate of 40.4%, compared to income tax expense of $3.0 million, reflecting an effective tax rate of 37.1%, for the three months ended June 30, 2015. Income tax benefit for the three months ended June 30, 2016 was impacted by discrete items related to the tax treatment of stock compensation and other tax credits that did not have an impact the comparable prior year period.  The increase in the effective tax rate is primarily related to the effect of permanent tax differences when compared to pre-tax book income as well as discrete items pertaining to stock compensation and tax credits.

Net Loss Attributable to Noncontrolling Interest

For the three months ended June 30, 2016, net loss attributable to noncontrolling interest was $1.0 million compared to $0.4 million for the three months ended June 30, 2015, representing an increase in loss of $0.6 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the acquisitions completed during 2015 and 2016 and the opening of River Oaks in October 2015.

Comparison of Six Months ended June 30, 2016 to Six Months ended June 30, 2015

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2016 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$130,932	95.6	$96,607	100.0	$34,325	35.5
Other revenue	5,958	4.4	—	—	5,958	—
Total revenue	$136,890	100.0	$96,607	100.0	$40,283	41.7

Operating expenses
Salaries, wages and benefits	68,162	49.8	38,107	39.4	30,055	78.9
Advertising and marketing	8,906	6.5	9,737	10.1	(831)	(8.5)
Professional fees	8,176	6.0	3,330	3.4	4,846	145.5
Client related services	10,419	7.6	6,393	6.6	4,026	63.0
Other operating expenses	13,801	10.1	10,349	10.7	3,452	33.4
Rentals and leases	3,424	2.5	1,859	1.9	1,565	84.2
Provision for doubtful accounts	10,426	7.6	7,559	7.8	2,867	37.9
Litigation settlement	150	0.1	1,520	1.6	(1,370)	(90.1)
Depreciation and amortization	8,140	5.9	3,016	3.1	5,124	169.9
Acquisition-related expenses	1,960	1.4	1,980	2.0	(20)	(1.0)
Total operating expenses	133,564	97.6	83,850	86.8	49,714	59.3
Income from operations	3,326	2.4	12,757	13.2	(9,431)	(73.9)
Interest expense, net (change in fair value of interest rate swaps of $191 and $115, respectively)	3,923	2.9	1,223	1.3	2,700	220.8
Other income, net	(43)	—	(60)	(0.1)	17	(28.3)
(Loss) income before income tax expense	(554)	(0.4)	11,594	12.0	(12,148)	(104.8)
Income tax expense	(127)	(0.1)	4,359	4.5	(4,486)	(102.9)
Net (loss) income	(427)	(0.3)	7,235	7.5	(7,662)	(105.9)
Less: net loss attributable to noncontrolling interest	1,885	1.4	1,039	1.1	846	81.4
Net income attributable to AAC Holdings, Inc. stockholders	1,458	1.1	8,274	8.6	(6,816)	(82.4)
BHR Series A Preferred Unit dividends	—	—	(147)	(0.2)	147	(100.00)
Redemption of BHR Series A Preferred Units	—	—	(534)	(0.6)	534	(100.00)
Net income available to AAC Holdings, Inc. common stockholders	$1,458	1.1	$7,593	7.9	$(6,135)	(80.8)

Client Related Revenue

Client related revenues increased $34.3 million, or 35.5%, to $130.9 million for the six months ended June 30, 2016 from $96.6 million for the six months ended June 30, 2015.  Revenues were positively impacted by our 2015 and 2016 acquisitions and de novo facilities as well as an increase in average daily residential census and outpatient visits at our 18 standalone outpatient centers.

Our average daily residential census increased 55.5% to 793 clients for the six months ended June 30, 2016 from 510 clients for the six months ended June 30, 2015.  The increase in the residential average daily census was primarily driven by the acquisitions completed in 2015 and 2016 and the opening of River Oaks in October 2015.  Our bed capacity at our residential treatment facilities increased 94.0% from 587 beds at June 30, 2015 to 1,139 beds at June 30, 2016.

Our average daily residential revenue declined 26.0% to $816 for the six months ended June 30, 2016 from $1,103 for the six months ended June 30, 2015.  The decline in the average daily residential revenue was significantly impacted by a greater percentage of client related revenues being derived from in-network facilities/beds during the six months ended June 30, 2016 as compared to June 30, 2015.

The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate.   At June 30, 2016, we operated 18 standalone outpatient center versus five standalone outpatient centers at June 30, 2015.

As a percentage of client related revenues, point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services were 29% and 38% for the six months ended June 30, 2016 and 2015, respectively.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per patient basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services. We currently anticipate continued reimbursement pressure on point-of care testing and diagnostic laboratory services and as a result expect further declines in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues in subsequent quarters. However, we currently anticipate that the declines in reimbursement rates for point-of-care testing and diagnostic laboratory services will be partially offset by an expansion of our laboratory services to include hematology and pharmacogenetics that began in the second quarter of 2016 and by providing laboratory services to clients of third party providers beginning in 2016.

Other Revenue

Other revenue was $6.0 million for the six months ended June 30, 2016. There was no revenue recognized as “other revenue” for the six months ended June 30, 2015. Our other revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired in July 2015 and diagnostic laboratory services provided to clients of third-party addiction treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $30.1 million, or 78.9%, to $68.2 million for the six months ended June 30, 2016 from $38.1 million for the six months ended June 30, 2015. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 1,000 employees, or 83.3%, to approximately 2,200 employees at June 30, 2016 from approximately 1,200 employees at June 30, 2015.  Also contributing to the increase are increased employee health insurance costs.   Health insurance costs increased $3.7 million to $6.1 million for the six months ended June 30, 2016 from $2.4 million for the six months ended June 30, 2015.   On a per employee basis, our health insurance costs have increased 33.2% from the six months ended June 30, 2015.  There was also an increase in stock based compensation of $1.9 million to $4.8 million for the six months ended June 30, 2016 compared to $2.9 million for the six months ended June 30, 2015.  As a percentage of revenues, salaries, wages and benefits were 49.8% of total revenues for the six months ended June 30, 2016 compared to 39.4% of total revenues for the six months ended June 30, 2015.

Advertising and Marketing

Advertising and marketing expenses decreased $0.8 million, or 8.5%, to $8.9 million for the six months ended June 30, 2016 from $9.7 million for the six months ended June 30, 2015. The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds and efficiencies gained through the RSG Acquisition and Taj Media Acquisition in July 2015.  As a percentage of revenues, advertising and marketing expenses were 6.5% of total revenues for the six months ended June 30, 2016 compared to 10.1% of total revenues for the six months ended June 30, 2015.

Professional Fees

Professional fees increased $4.9 million, or 145.5%, to $8.2 million for the six months ended June 30, 2016 from $3.3 million for the six months ended June 30, 2015.  As a percentage of revenues, professional fees were 6.0% of total revenues for the six months ended June 30, 2016 compared to 3.4% of total revenues for the six months ended June 30, 2015.  The increase in professional fees was primarily related to approximately $3.5 million in professional fees associated with certain litigation costs in California.

Client Related Services

Client related services expenses increased $4.0 million, or 63.0%, to $10.4 million for the six months ended June 30, 2016 from $6.4 million for the six months ended June 30, 2015. The increase in expense was primarily related to the growth in the average daily residential census to 793 for the six months ended June 30, 2016 from 510 for the six months ended June 30, 2015.  As a percentage of revenues, client related services expenses were 7.6% of total revenues for the six months ended June 30, 2016 compared to 6.6% of total revenues for the six months ended June 30, 2015.

Other Operating Expenses

Other operating expenses increased $3.5 million, or 33.4%, to $13.8 million for the six months ended June 30, 2016 from $10.3 million for the six months ended June 30, 2015. The increase was primarily the result of additional operating expenses associated with the acquisitions completed in 2015 and 2016 and the opening of River Oaks in October 2015. As a percentage of revenues, other operating expenses was 10.1% of total revenues for the six months ended June 30, 2016 compared to 10.7% of total revenues for the six months ended June 30, 2015.

Rentals and Leases

Rentals and leases increased $1.5 million, or 84.2%, to $3.4 million for the six months ended June 30, 2016 from $1.9 million for the six months ended June 30, 2015. The increase in the provision for doubtful accounts was primarily related to the increase in total revenues. The increase was primarily the result of increased rent as a result of the acquisitions completed in 2015 and 2016 and the lease associated with our new corporate headquarters and call center beginning in June 2015.

As a percentage of revenues, rentals and leases increased to 2.5% of total revenues for the six months ended June 30, 2016 compared to 1.9% of total revenues for the six months ended June 30, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $2.8 million, or 37.9%, to $10.4 million for the six months ended June 30, 2016 from $7.6 million for the six months ended June 30, 2015. The increase in the provision for doubtful accounts was primarily related to the increase in total revenues.  As a percentage of total revenues, the provision for doubtful accounts was 7.6% of total revenues for the six months ended June 30, 2016 compared to 7.8% of total revenues for the six months ended June 30, 2015.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2016, all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

Depreciation and Amortization

Depreciation and amortization expense increased $5.1 million, or 169.9%, to $8.1 million for the six months ended June 30, 2016 from $3.0 million for the six months ended June 30, 2015. As a percentage of revenues, depreciation and amortization expense was 5.9% and 3.1% of total revenues for the six months ended June 30, 2016 and 2015, respectively.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 acquisitions and the opening of River Oaks in October 2015.

Acquisition-related Expense

Acquisition-related expense was $2.0 million for the six months ended June 30, 2016 and 2015. As a percentage of revenues, acquisition-related expense was 1.4% and 2.0% of total revenues for six months ended June 30, 2016 and 2015, respectively.  The acquisition-related expense for the six months ended June 30, 2016 was primarily related to professional fees and travel costs associated with our acquisition activity.

Interest Expense

Interest expense increased $2.7 million, or 220.8%, to $3.9 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015.  The increase in interest expense was primarily the result of an increase in outstanding debt and in interest rates.  Outstanding debt at June 30, 2016 was approximately $167.5 million compared to $75.9 million at June 30, 2015.  Our weighted average interest rate on outstanding debt at June 30, 2016 was 4.9% compared to 3.0% at June 30, 2015.

As a percentage of revenues, interest expense was 2.9% of total revenues for the six months ended June 30, 2016 compared to 1.3% of total revenues for the six months ended June 30, 2015.

Income Tax (Benefit) Expense

For the six months ended June 30, 2016, income tax benefit was $0.1, reflecting an effective tax rate of 22.9%, compared to income tax expense of $4.4 million, reflecting an effective tax rate of 37.6%, for the six months ended June 30, 2015.  The decrease in income tax expense and the effective tax rate is primarily related to discrete items related to the tax treatment of stock-compensation and other tax credits realized that were not applicable in the prior year period.

Net Loss Attributable to Noncontrolling Interest

For the six months ended June 30, 2016, net loss attributable to noncontrolling interest was $1.9 million compared to $1.0 million for the six months ended June 30, 2015, representing an increase in loss of $0.9 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the acquisitions completed during 2015 and 2016 and the opening of River Oaks in October 2015.

  Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under our 2015 Credit Facility, proceeds from issuances of our common stock and the issuance of subordinated debt under the Deerfield Facility. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by our ability to access capital markets, which may be restricted as a result of our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

We anticipate that our current level of cash on hand, internally generated cash flows, and our revolver will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months. However, to the extent we pursue acquisitions or facility expansions in the future, we may need to access additional capital resources to fund such activities.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Provided by operating activities	$6,318	$6,593	$(275)
Used in investing activities	(38,895)	(48,725)	9,830
Provided by financing activities	21,096	38,613	(17,517)
Net (decrease) increase in cash and cash equivalents	(11,481)	(3,519)	(7,962)
Cash and cash equivalents at end of period	$7,269	$45,021	$(37,752)

Net Cash Provided by Operating Activities

Cash provided by operating activities was $6.3 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows from operations for the six months ended June 30, 2016 was primarily related to adjustments to net loss for non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, etc.).  Working capital totaled $48.4 million at June 30, 2016 and $52.2 million at December 31, 2015.

Net Cash Used in Investing Activities

Cash used in investing activities was $38.9 million for the six months ended June 30, 2016 compared to cash used in investing activities of $48.7 million for the six months ended June 30, 2015.  Cash used in investing activities for the six months ended June 30, 2016 was primarily related to $12.5 million in cash for the Townsend Acquisition on April 1, 2016, $5.35 million for the acquisition of a 100-room hotel in Arlington, Texas that is being converted into sober living beds to be used in support of the Greenhouse Outpatient Center, and $6.7 million related to the Solutions Acquisition, with the remaining amount related to continuing costs associated with our expansion projects at existing facilities and de novo projects.

Cash used in investing activities of $48.7 million for the six months ended June 30, 2015 was primarily related to $13.1 million paid in connection with the acquisition of Recovery First, $13.5 million for the purchase of a property in Aliso Viejo, California, and

$6.4 million for the purchase of a property in Ringwood, New Jersey, with the remaining amount related to continuing costs associated with our de novo projects and new corporate headquarters.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $21.1 million for the six months ended June 30, 2016 compared to $38.6 million for the six months ended June 30, 2015.  Cash provided by financing activities for the six months ended June 30, 2016 was primarily related to $25.0 million of additional unsecured subordinated debt under the Deerfield Facility that was primarily used to fund the acquisitions of Townsend, the 100-room hotel in Arlington, Texas and the acquisition of Solutions.

Cash provided by financial activities for the six months June 30, 2015 was primarily related to proceeds from the 2015 Credit Facility of $73.8 million as partially offset from the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $25.5 million and repayments of subordinated notes payable of $0.9 million.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 10 to the accompanying Condensed Consolidated Financial Statements.

2015 Credit Facility

As of June 30, 2016, we had $47.0 million outstanding under our revolver and $71.3 million outstanding on our term loan.  As of June 30, 2016, our availability under the $50.0 million revolver portion of the 2015 Credit Facility was $0.7 million, net of $47.0 million in borrowings as noted above, and $2.3 million in standby letters of credit issued for various corporate purposes.

On July 13, 2016, we amended our 2015 Credit Facility which increased the current borrowing capacity from $121.3 million to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The amendment also allows for the inclusion of certain expenses associated with the California litigation in the definition of Consolidated AEBITDA, as defined in the 2015 Credit Facility, for purposes of calculating debt covenants. The facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.25% or a base rate plus a margin between 1.25% and 2.25%, in each case depending on the Company’s leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

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

During the second quarter of 2016, we borrowed an aggregate of $25.0 million of unsecured subordinated debt that bears interest at an annual rate of 12.0% and matures on October 2, 2020. The $25.0 million of unsecured subordinated debt can be repaid under certain conditions without penalty prior to October 2, 2017.  The proceeds of the $25.0 million of unsecured debt were used to the fund the cash portion of the Townsend and Solutions acquisitions as well as the acquisition of the 100-room hotel in Arlington, Texas.

Related Party Notes Payable

At December 31, 2015, we had outstanding notes payables of $1.2 million resulting from the seller financing of the TSN Acquisition.  On February 29, 2016, we paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 3.92% to 5.23% and have maturity dates through March 2019. Total obligations under capital leases at June 30, 2016 were $1.5 million, of which $0.5 million was included in the current portion of long-term debt.

Consolidation of VIEs

The Professional Groups engage physicians and mid-level service providers and provide professional services to our clients through professional services agreements with each treatment facility. Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility. The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates. Each of the professional services agreements has a term of five years and will automatically renew for additional one-year periods, unless either party provides a notice of intent to terminate no later than one year prior to the expiration of the initial term of the professional services agreement and no later than ninety days prior to the expiration of any renewal term under such agreement.

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable at such time. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at June 30, 2016. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

AAC has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC will also provide financial support to each Professional Group on an as needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary and, therefore, consolidate the six Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $1.9 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $1.9 million for the six months ended June 30, 2016, and 2015, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2016 consisted of $118.3 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. The interest rate swap agreements had initial notional amounts of $13.2 million and $8.9 million which fix the interest rates over the life of the interest rate swap agreements at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.2 million on an annual basis based upon our borrowing level at June 30, 2016.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 14 to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and incorporated by reference in this Part II, Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. In addition, although certain legal proceedings described in Note 14 may not be required to be disclosed in this Part II, Item 1 under SEC rules because of immateriality, due to the nature of the business of the Company, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Quarterly Report on Form 10-Q.

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

Increased labor union activity is another factor that could adversely affect our labor costs. As of June 30, 2016, a labor union represented employees at only our current New Jersey facility.  Health Professionals and Allied Employees, AFT/AFL-CIO (“HPAE”) represents employees of AAC located at New Jersey Addiction Treatment Center, LLC d/b/a Sunrise House (“Sunrise House”). As a result, with respect to our Sunrise House facilities, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. Although we are not aware of any union organizing activity at any of our other facilities, we are unable to predict whether any such activity will take place in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2016, as partial consideration in connection with the acquisition of Townsend, the Company issued $8.5 million in restricted shares of AAC Holdings’ common stock, or 447,369 shares.

On May 3, 2016, as partial consideration in connection with the acquisition of Solutions, the Company issued $6.3 million in restricted shares of AAC Holdings’ common stock, or 309,871 shares.

The issuance of shares of restricted common stock in connection with the Townsend and Solutions acquisitions was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with such sale.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 30, 2016.

Period	Total number of shares purchased(1)	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
April 1, 2016 through April 30, 2016	63	$20.37	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	14,666	$22.82	—	—

(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: August 4, 2016

EXHIBIT INDEX

Number	Exhibit Description
2.1

Amendment to the Asset Purchase Agreement, dated March 30, 2016, by and among AAC Holdings, Inc., American Addiction Centers, Inc., Townsend Treatment Center, LLC, Sagenex Diagnostics Laboratory, LLC, Rush Medical – Lafayette, LLC, Houma Treatment Center, L.L.C. and the Sellers’ Representative party thereto (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.1

Senior Subordinated Note, dated April 1, 2016, payable to Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.2

Senior Subordinated Note, dated April 1, 2016, payable to Deerfield Private Design Fund III, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.3

Senior Subordinated Note, dated April 1, 2016, payable to Deerfield Partners, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.4

Senior Subordinated Note, dated April 15, 2016, payable to Deerfield Private Design Fund III, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 20, 2016 and incorporated herein by reference).

10.5

Senior Subordinated Note, dated April 15, 2016, payable to Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 20, 2016 and incorporated herein by reference).

10.6

Senior Subordinated Note, dated April 15, 2016, payable to Deerfield Partners, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 20, 2016 and incorporated herein by reference).

10.7

Third Amendment to Credit Agreement dated as of July 13, 2016, by and among AAC Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on July 14, 2016 and incorporated herein by reference).

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