Form 10-Q
period 2016-09-30
AAC Holdings, Inc.
filed 2016-11-08
CIK 1606180

en

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 23,707,101 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

September 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,276	$18,750
Accounts receivable, net of allowances	80,410	60,934
Prepaid expenses and other current assets	3,233	6,840
Total current assets	96,919	86,524
Property and equipment, net	136,171	109,724
Goodwill	134,674	108,722
Intangible assets, net	10,759	9,470
Other assets	1,819	1,609
Total assets	$380,342	$316,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,304	$7,878
Accrued liabilities	21,302	21,653
Current portion of long-term debt	8,617	3,611
Current portion of long-term debt – related party	—	1,195
Total current liabilities	40,223	34,337
Deferred tax liabilities	—	1,195
Long-term debt, net of current portion	180,809	140,335
Other long-term liabilities	4,307	3,694
Total liabilities	225,339	179,561

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 23,706,294 and 22,813,809 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	144,876	121,923
Retained earnings	18,641	19,708
Total stockholders’ equity	163,540	141,654
Noncontrolling interest	(8,537)	(5,166)
Total stockholders’ equity including noncontrolling interest	155,003	136,488
Total liabilities and stockholders’ equity	$380,342	$316,049

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Client related revenue	$68,491	$53,695	$199,423	$150,302
Other revenue	2,037	3,677	7,995	3,677
Total revenues	70,528	57,372	207,418	153,979

Operating expenses
Salaries, wages and benefits	36,479	23,777	104,641	61,884
Advertising and marketing	4,687	5,790	13,593	15,527
Professional fees	5,278	3,383	13,454	6,713
Client related services	7,040	4,438	17,459	10,831
Other operating expenses	6,817	5,695	20,618	16,044
Rentals and leases	2,108	1,583	5,532	3,442
Provision for doubtful accounts	4,794	5,366	15,220	12,925
Litigation settlement	940	859	1,090	2,379
Depreciation and amortization	4,629	1,921	12,769	4,937
Acquisition-related expenses	468	937	2,428	2,917
Total operating expenses	73,240	53,749	206,804	137,599
(Loss) income from operations	(2,712)	3,623	614	16,380
Interest expense, net (change in fair value of interest rate swaps of ($141) and $137 and $49 and $683, respectively)	1,927	1,203	5,850	2,426
Other expense (income), net	130	32	87	(28)
(Loss) Income before income tax expense	(4,769)	2,388	(5,323)	13,982
Income tax (benefit) expense	(758)	644	(885)	5,003
Net (loss) income	(4,011)	1,744	(4,438)	8,979
Less: net loss attributable to noncontrolling interest	1,486	708	3,371	1,747
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(2,525)	2,452	(1,067)	10,726
BHR Series A Preferred Unit dividends	—	—	—	(147)
Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(2,525)	$2,452	$(1,067)	$10,045
Basic earnings per common share	$(0.11)	$0.11	$(0.05)	$0.47
Diluted earnings per common share	$(0.11)	$0.11	$(0.05)	$0.46
Weighted-average shares outstanding:
Basic	22,957,834	21,922,374	22,607,194	21,471,063
Diluted	22,957,834	22,031,133	22,607,194	21,651,654

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2015	22,813,809	$23	$121,923	$19,708	$141,654	$(5,166)	$136,488
Common stock granted and issued under stock incentive plan, net of forfeitures	73,961	—	6,752	—	6,752	—	6,752
Effect of employee stock purchase plan	44,174	—	771	—	771	—	771
Townsend acquisition	447,369	—	9,112	—	9,112	—	9,112
Solutions acquisition	309,871	—	6,318	—	6,318	—	6,318
Acquisition of marketing intangibles	17,110	—	—	—	—	—	—
Net (loss)	—	—	—	(1,067)	(1,067)	(3,371)	(4,438)
Balance at September 30, 2016	23,706,294	$23	$144,876	$18,641	$163,540	$(8,537)	$155,003

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(4,438)	$8,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	15,220	12,925
Depreciation and amortization	12,769	4,937
Equity compensation	6,840	4,144
Loss on disposal of property and equipment	163	—
Amortization of debt issuance costs	404	156
Deferred income taxes	(904)	(704)
Changes in operating assets and liabilities:
Accounts receivable	(32,867)	(35,934)
Prepaid expenses and other assets	1,387	(3,920)
Accounts payable	1,973	4,383
Accrued liabilities	949	10,018
Other long term liabilities	(180)	840
Net cash provided by operating activities	1,316	5,824
Cash flows from investing activities:
Purchase of property and equipment	(29,985)	(42,779)
Acquisition of subsidiaries, net of cash acquired	(19,150)	(83,971)
Escrow funds held on acquisition	—	(500)
Purchase of intangible assets	—	(540)
Purchase of other assets, net	—	(50)
Net cash used in investing activities	(49,135)	(127,840)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	20,000	47,000
Proceeds from long-term debt, net	27,500	73,802
Payments on long-term debt and capital leases	(3,960)	(26,546)
Repayment of long-term debt — related party	(1,195)	(542)
Repayment of subordinated notes payable	—	(945)
Redemption of BHR Series A Preferred Units	—	(8,529)
Net cash provided by financing activities	42,345	84,240
Net change in cash and cash equivalents	(5,474)	(37,776)
Cash and cash equivalents, beginning of period	18,750	48,540
Cash and cash equivalents, end of period	$13,276	$10,764

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$3,690	$2,178
Income taxes, net of refunds	$2,626	$1,200
Accrued purchase of property and equipment	$1,205	$—
Acquisition of equipment through capital lease	$1,536	$—

Supplemental information on non-cash investing and financing transactions:
Solutions Acquisition:
Purchase price	$12,968	$—
Buyer common stock issued	(6,318)	—
Cash paid for acquisition	$6,650	$—

Townsend Acquisition:
Purchase price	$21,612	$—
Buyer common stock issued	(9,112)	—
Cash paid for acquisition	$12,500	$—

Clinical Services of Rhode Island
Purchase price	$—	$2,008
Buyer common stock issued	—	(1,343)
Cash paid for acquisition	$—	$665

Referral Solutions Group Acquisition
Purchase price	$—	$56,653
Buyer common stock issued	—	(24,173)
Cash paid for acquisition	$—	$32,480

Taj Media Acquisition:
Purchase price	$—	$3,907
Buyer common stock issued	—	(1,667)
Cash paid for acquisition	$—	$2,240

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services, provides physician services to clients and operates a broad portfolio of internet assets that service millions of website visits each month serving families and individuals struggling with addiction and seeking treatment options.  As of September 30, 2016, the Company, through its subsidiaries, operated 12 residential substance abuse treatment facilities and 18 standalone outpatient centers.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of September 30, 2016.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients.  The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 include assets of $1.3 million and $1.4 million and liabilities of $1.0 million and $0.6 million related to the VIEs, respectively.  The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $1.5 million and $0.7 million related to the VIEs for the three months ended September 30, 2016 and 2015, respectively, and net loss of $3.4 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Recent Pronouncements

In August 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Statements of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools.  ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur.  With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities.  Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years, with earlier application permitted for financial statements that have not been issued.  The adoption of ASU 2015-16 did not have a material impact on the Company’s results of operations.

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

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supercedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact that the adoption of this standard will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

3.	Other Revenue

Our other revenue consists primarily of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC (“RSG”), which was acquired on July 2, 2015 (the ‘RSG Acquisition”) and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

4.	General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $20.7 million and $13.4 million for the three months ended September 30, 2016 and 2015, respectively, and $55.8 million and $32.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income attributable to AAC Holdings, Inc.	$(2,525)	$2,452	$(1,067)	$10,726
Less: Series A Preferred Unit dividends	—	—	—	(147)
Less: Redemption of BHR Series A Preferred Units	—	—	—	(534)
Net income attributable to common shares	$(2,525)	$2,452	$(1,067)	$10,045
Denominator
Weighted-average common shares outstanding – basic	22,957,834	21,922,374	22,607,194	21,471,063
Dilutive securities	—	108,759	—	180,591
Weighted-average common shares outstanding – diluted	22,957,834	22,031,133	22,607,194	21,651,654

Basic earnings per common share	$(0.11)	$0.11	$(0.05)	$0.47
Diluted earnings per common share	$(0.11)	$0.11	$(0.05)	$0.46

6.	Acquisitions

On April 1, 2016, the Company acquired certain assets of Wetsman Forensic Medicine, L.L.C. (d/b/a Townsend) and its affiliates (“Townsend”), a substance abuse treatment provider in Louisiana that operated seven in-network outpatient centers delivering intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana, of which 20 beds are licensed for detoxification and inpatient treatment, and an in-network lab that services these facilities (the “Townsend Acquisition”), for total consideration of $13.5 million in cash and 447,369 in restricted shares of AAC Holdings’ common stock.  The purchase agreement includes provisions for contingent consideration of up to $2.0 million, consisting of cash and shares of AAC Holdings’ common stock currently held in escrow, if certain financial targets for the year ending December 31, 2016 are met.  Based on the preliminary assessment, the Company recorded the full $2.0 million of contingent consideration as part of the purchase price, which is dependent on completion of valuations being performed by independent valuation specialists.  The purchase price was based upon arms-length negotiations between the Company and Townsend, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

On May 3, 2016, the Company acquired certain assets of Solutions Recovery, Inc., its affiliates and associated real estate assets (collectively, “Solutions”) for total consideration of $6.8 million in cash and 309,871 of restricted shares of AAC Holdings’ common stock (the “Solutions Acquisition”). Solutions provides detoxification, residential and intensive outpatient treatment as well as sober living services in the greater Las Vegas, Nevada area. The purchase price was based upon arms-length negotiations between the Company and Solutions, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.

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

	Townsend	Solutions	Total
Accounts receivable	$1,149	$680	$1,829
Property and equipment	872	5,220	6,092
Goodwill	19,755	6,130	25,885
Intangible assets	1,200	1,228	2,428
Total Assets acquired	22,976	13,258	36,234
Accrued liabilities	364	190	554
Net assets acquired	$22,612	$13,068	$35,680

Acquisition-related costs for the acquisitions were expensed in acquisition-related expenses in the consolidated statements of operations.

The results of operations for the acquired entities from the respective acquisition dates are included in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2016, and include revenues of $5.2 million and $10.4 million, respectively.  The following presents the unaudited pro forma revenues and income before taxes of the combined entity had the acquisitions occurred on the first day of the period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$70,528	$62,823	$215,368	$168,692
(Loss) income before income tax expense	$(4,769)	$2,386	$(3,082)	$13,873

7.	Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2015	$16,877
Additions charged to provision for doubtful accounts	15,220
Accounts written off, net of recoveries	(7,574)
Balance at September 30, 2016	$24,523

For the nine months ended September 30, 2016, approximately 11.0% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 10.7% by Blue Cross Blue Shield of Texas; 10.3% by Aetna; and 10.3% by Blue Cross Blue Shield of Florida. No other payor accounted for more than 10% of revenue reimbursements for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, approximately 15.9% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 13.2% by Blue Cross Blue Shield of Texas; 11.4% by Blue Cross Blue Shield of California; and 11.2% by Aetna.  No other payor accounted for more than 10% of revenue reimbursements for the nine months ended September 30, 2015.

8.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land	$14,519	$13,380
Buildings and improvements	101,401	77,412
Equipment and software	24,056	16,149
Construction in progress	21,958	17,424
Total property and equipment	161,934	124,365
Less accumulated depreciation	(25,763)	(14,641)
Property and equipment, net	$136,171	$109,724

9.	Goodwill and Intangible Assets

The Company’s business comprises a single reporting segment for impairment test purposes. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. In addition to an annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of December 31, 2015 and did not incur an impairment charge.

The Company’s goodwill balances as of September 30, 2016 and December 31, 2015 were $134.7 million and $108.7 million, respectively.  The increase in goodwill is primarily the result of the acquisitions of Townsend and Solutions as discussed in Note 6, as well as adjustments to the preliminary allocation of consideration to assets acquired and liabilities assumed.

Balance at December 31, 2015	$108,722
Townsend Acquisition	19,755
Solutions Acquisition	6,130
Oxford Acquisition	67
Balance at September 30, 2016	$134,674

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Trademarks	5,322	$4,052	1,321	$955
Non-compete agreements	1,587	1,257	1,059	838
Marketing intangibles	5,651	5,651	778	355
Leasehold interests	1,498	670	159	34
Other	51	51	33	29
	$14,109	$11,681	$3,350	$2,211

Changes to the carrying value of identifiable assets during the year ended December 31, 2015 were as follows (in thousands):

Balance at December 31, 2015	$9,470
Amortization expense	(1,139)
Townsend Acquisition	1,200
Solutions Acquisition	1,228
Balance at September 30, 2016	$10,759

10.	Debt

A summary of the Company’s debt obligations, net of unamortized discounts and debt issuance costs, is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Non-related party debt:
Senior secured loans, net of issuance costs	$138,804	$118,936
Subordinated debt	48,894	24,240
Capital lease obligations	1,728	770
Total non-related party debt	189,426	143,946
Less current portion	(8,617)	(3,611)
Total non-related party debt, long-term	$180,809	$140,335

Related party debt:
Acquisition related debt	$—	$1,195
Less current portion	—	(1,195)
Total related party debt, long-term	$—	$—

2015 Credit Facility

On March 9, 2015, the Company entered into a five year senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.   The 2015 Credit Facility initially consisted of a $50.0 million revolver and a $75.0 million term loan.  The Company incurred approximately $2.0 million in debt issuance costs related to underwriting and other professional fees, of which approximately $1.1 million related to the revolver and approximately $0.9 million related to the term loan. The Company deferred these costs over the term of the 2015 Credit Facility.  The Company used the proceeds to re-pay $24.9 million of certain existing indebtedness, fund acquisitions and de novo projects and for general corporate purposes.  On June 16, 2015, the Company amended the 2015 Credit Facility to remove from the definition of “change of control” what is often referred to as a “dead hand proxy put” provision.

On July 13, 2016, the Company increased its 2015 Credit Facility to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.25% or a base rate plus a margin between 1.25% and 2.25%, in each case depending on the Company’s leverage ratio. The facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

The 2015 Credit Facility requires quarterly term loan principal repayments for the outstanding term loan of $1.6 million at December 31, 2016, $2.3 million for March 31, 2017 to December 31, 2017, $3.9 million from March 31, 2018 to December 31, 2018, and $4.7 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan due on the maturity date of March 9, 2020.  Repayment of the revolving loan is due on the maturity date of March 9, 2020.    The 2015 Credit Facility generally requires quarterly interest payments.

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the credit agreement) (based upon the LIBOR Rate (as defined in the credit agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at September 30, 2016 was 3.88%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the 2015 Credit Facility of 0.35% to 0.50% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at September 30, 2016 was 0.50%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility are based upon the following tiers:

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

As of September 30, 2016, the Company was in compliance with all applicable covenants.

The Company incurred approximately $1.4 million in initial debt issuance costs related to underwriting and other professional fees and deferred these costs over the term of the 2015 Credit Facility.  In the third quarter of 2015, the Company incurred an additional $0.5 million of issuance costs payable to its creditors and deferred these costs over the remaining term of the 2015 Credit Facility.

As of September 30, 2016, our total borrowings under the $50.0 million revolver portion of the 2015 Credit Facility were $20.0 million and $2.7 million in standby letters of credit issued for various corporate purposes resulting in $27.3 million available to the Company.

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The financing facilities consist of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions) (the “Deerfield Facility”). The Company issued $25.0 million of subordinated convertible debt at closing and used the proceeds to fund acquisitions, its de novo projects and for general corporate purposes.  The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of the Company’s common stock at $30.00 per share. In the second quarter of 2016, the Company issued $25.0 million of the unsecured subordinated debt and used the proceeds to fund the acquisitions of Townsend, the hotel in Arlington, Texas and Solutions. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020.

The Company incurred approximately $1.4 million in debt issuance costs related to underwriting and other professional fees and deferred these costs over the term of the debt.

As of September 30, 2016, both the $25.0 million of subordinated convertible debt, bearing interest at 2.5%, and the $25.0 million of unsecured subordinated debt, bearing interest at 12.0%, were outstanding.

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

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. As of September 30, 2016, the interest rate swap agreements had notional amounts of $11.0 million and $7.5 million and interest rates of 4.73% and 4.21%, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges, and therefore, the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statements of operations.

The fair value of the interest rate swaps at September 30, 2016 and December 31, 2015 represented a liability of $513,000 and $464,000, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheets.  Refer to Note 13 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

The following table sets forth our interest rate swap agreements at September 30, 2016 (dollars in thousands):

	Notional	Maturity	Fair
	Amount	Date	Value
Pay-fixed interest rate swap	$7,498	May 2018	$(114)
Pay-fixed interest rate swap	10,971	August 2019	(399)
Total	$18,469		$(513)

11.Stockholders’ Equity and Mezzanine Equity

Stock Based Compensation Plans

On January 13, 2016, the Company granted 110,000 shares of restricted common stock to employees pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”). The shares vest quarterly over a period of three years. Additionally, on January 13, 2016, the Company granted an aggregate 30,000 shares of fully vested common stock to its five non-employee directors pursuant to the Plan.

 The Company recognized $2.1 million and $1.3 million in equity-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $6.8 million and $4.1 million in equity-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there was $14.1 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 2.0 years.

A summary of share activity under the Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at January 1, 2016	777,019	$24.99
Granted	140,000	16.24
Vested	(252,427)	16.64
Forfeitures	(20,167)	19.69
Unvested at September 30, 2016	644,425	$23.20

Employee Stock Purchase Plan

In January 2016 and July 2016, the Company issued 15,445 and 28,729 shares of the Company’s common stock under its Employee Stock Purchase Plan (“ESPP”), respectively, at a purchase price of $19.06 and $18.52 per share, respectively, in connection with employee deductions of $0.2 million contributed in the July 1, 2015 through December 31, 2015 ESPP option period and $0.4 million contributed in the January 1, 2016 through June 30, 2016 ESPP option period.

For the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $0.3 million of compensation expense related to the ESPP during each period, respectively. For the three and nine months ended September 30, 2015, the Company recognized $45,000 and $0.2 million, respectively, of compensation expense related to the ESPP.

Mezzanine Equity

On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred Units of Behavioral Healthcare Realty, LLC for a total redemption price of approximately $8.5 million, which included $0.2 million for the 3.0% call premium and $0.3 million for unpaid preferred returns.

12.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2016 reflects an income tax benefit of $0.8 million and $0.9 million at an effective tax rate of 15.9% and 16.6%, respectively, compared to income tax expense for the three and nine months ended September 30, 2015 of $0.6 million and $5.0 million, respectively, at an effective rate of 27.0% and 35.8%, respectively. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book income as well as discrete items pertaining to stock compensation and other tax credits. The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 tax return.  The results of such examination and impact on the Company’s results of operation are not known at this time.

13.	Fair Value of Financial Instruments

The carrying amounts reported at September 30, 2016 and December 31, 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at September 30, 2016 and December 31, 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At September 30, 2016, the fair value of the interest rate swaps represented a liability of $0.5 million.  Refer to Note 10 for further discussion of the interest rate swap agreements.

14.	Commitments and Contingencies

State of California

On October 21, 2016, American Addiction Centers, Inc. (formerly known as Forterus, Inc.), Forterus Health Care Services, Inc., and ABTTC, Inc. (collectively, the “Defendants,” each of which is a direct or indirect subsidiary of AAC Holdings) agreed to the entry of a Permanent Injunction and Final Judgment (the “PIFJ”) with the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the Attorney General of the State of California (“BMFEA”) relating to the criminal charges filed against the Defendants in connection with the death of a client in 2010 at one of the Company’s former locations. The PIFJ generally provides, among other things and subject to certain limitations, that the State of California (i) dismiss all criminal charges against the Defendants in connection with the case entitled People v. McCausland, et al. (Case No. SWF1501351) and not file or seek to file any other criminal charges against the Defendants in connection with the death of such client or in connection with such client’s admission or care; (ii) release all civil claims against the Defendants and their officers, directors and employees for conduct, acts or omissions arising out of or in connection with the quality of resident care or resident admissions and occurring prior to the effective date of the PIFJ at any California facility owned, licensed, operated, managed or controlled by Defendants and (iii) release such parties from any civil false claims and claims for fraud (both statutory and common law) under California law.

Pursuant to the terms of the PIFJ, among other things and subject to certain limitations, Defendants shall (i) institute a three-year compliance program (the “Compliance Program”) with respect its California facilities that includes, to the extent not already established, that certain policies and procedures are maintained or developed and implemented to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of AAC Holdings’ Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program and (iii) establish an oversight committee of its board of directors (the “Board”), or a committee of the Board, to review the adequacy and responsiveness of the Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, the Defendants shall retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care. The PIFJ also provides that the Defendants will pay $549,986 toward the costs of the investigation and $200,000 as a civil monetary penalty, the total of which was accrued at September 30, 2016 and is included in litigation settlement on the statement of operations for the three months ended September 30, 2016. Subsequent to September 30, 2016, these amounts were paid in full.

With respect to the individual defendants, the California Attorney General’s office elected not to re-try Kristopher McCausland, and all criminal charges against Mr. McCausland were dismissed.  All felony charges were also dismissed against Jerrod Menz and James Fent, and their criminal cases were resolved pursuant to their agreements not to contest misdemeanor charges, which will ultimately be eligible for dismissal upon their satisfying certain conditions required by the court.

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al. and Tenzyk c. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court.  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim.  On July 1, 2016, the court denied the motion to dismiss.  In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct.  On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action.  The Company intends to defend these actions vigorously.  At this time, the Company cannot predict the results of litigation with certainty and cannot estimate the amount or range of loss, if any.

Other

The New Jersey Department of Banking and Insurance (“NJ-DOBI”) and Leading Edge Recovery Center, LLC (“Leading Edge”), a former indirect operating subsidiary of American Addiction Centers, Inc. that was acquired in September 2012 and was subsequently closed in 2013, are negotiating a possible resolution to certain information provided to NJ-DOBI following Leading Edge’s recent claim settlement with Horizon Blue Cross Blue Shield of New Jersey. Based on these discussions, the Company has recorded an aggregate $350,000 reserve related to this matter. The Company is also aware of various other legal matters arising in the ordinary course of business. To cover these types of claims, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. After taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management at this time believes the anticipated outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this Quarterly Report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “AAC Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) uncertainties regarding the timing of the closing of acquisitions; (vi) our failure to achieve anticipated financial results from contemplated acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) a disruption in our ability to perform diagnostic drug testing services; (ix) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (x) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders; (xi) our inability to agree on conversion and other terms for the balance of convertible debt; (xii) our inability to meet our covenants in the loan documents; (xiii) our inability to obtain senior lender consent to exceed the current $50 million limit in unsecured subordinated debt; (xiv) our inability to integrate newly acquired facilities; and (xv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostics laboratory services and provide physician services to our clients.  As of September 30, 2016, we operated 12 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,140 beds, which includes 668 licensed detoxification beds and 18 standalone outpatient centers.

In addition, we are in the process of expanding Oxford Treatment Center.  We opened an additional 24 residential beds at the end of September 2016 and currently anticipate completing an additional 20 residential beds and 48 sober living beds by the end of the first quarter of 2017.  We are also in the process of completing the conversion of a 100-room hotel in Arlington, Texas into sober living beds that will be used in support of the Greenhouse Outpatient Center, which we anticipate completing in the second quarter of 2017 (“Resolutions Arlington”) and completing the renovations at Resolutions Las Vegas that will add an additional 14 sober living beds that will be used in support of outpatient services in Las Vegas, which we anticipate implementing by the end of the second quarter of 2017.  We have also begun the development of a 150-bed residential treatment center at the site of a former convent on 96 acres in Ringwood, New Jersey that we currently anticipate completing in the first quarter of 2018.

The majority of our approximately 2,200 employees as of September 30, 2016 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

We are also an internet marketer in the addiction treatment industry with respect to website visits and leads generated. Following our July 2015 RSG Acquisition, combined with our previously existing internet assets, we now operate a broad portfolio of internet assets that services millions of website visits each month. RSG, through its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), a leading publisher of “authority” websites such as Rehabs.com and Recovery.org, serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development:

Real Property
		Facility		Beds	Services	Leased /
Facility Name	Location	Type(1)	Current(2)	Pending	Provided(3)	Owned
California
Forterus	Temecula	OON	112(4)	-	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	OON	36	-	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	OON	93	-	DTX, RTC, PHP, IOP	Owned
Florida
Recovery First	Fort Lauderdale	IN	72(5)	-	DTX, RTC, PHP, IOP	Owned / Leased
Recovery First - West Palm Beach(6)	West Palm Beach	IN	65	-	PHP, IOP	Leased
River Oaks	Riverview (Tampa area)	OON	162	-	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	IN	32(7)	-	DTX, RTC, PHP, IOP	Leased
Townsend Outpatient Centers	Lafayette	IN	n/a(7)	n/a	IOP	Leased
Mississippi
Oxford Treatment Center	Etta	OON	100(8)	20(8)	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient	Oxford, Tupelo, and Olive Branch	OON	n/a	n/a	IOP	Leased
TBD	Oxford	n/a	-	48(8)	Sober Living	Owned
Nevada
Desert Hope	Las Vegas	OON	148	-	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	OON	n/a	n/a	IOP	Owned
Solutions Treatment Center	Las Vegas	IN	80(9)	-	DTX, RTC, PHP, IOP	Owned
Resolutions Las Vegas	Las Vegas	n/a	86	14(10)	Sober Living	Owned
New Jersey
Sunrise House	Lafayette (New York City area)	IN	110(11)	-	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette	IN	n/a	n/a	IOP	Leased
TBD	Ringwood (New York City area)	OON	-	150(12)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	IN	n/a	n/a	IOP	Leased
Texas				-
Greenhouse	Grand Prairie (Dallas area)	OON	130	-	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	OON	n/a	n/a	IOP	Owned
Resolutions Arlington	Arlington (Dallas area)	n/a	30(13)	70(13)	Sober Living	Owned

(1)	Facility type reflects the primary payor type of the clients served at the facility: Out-of-network (OON) or in-network (IN).
(2)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(3)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(4)	During the third quarter of 2016, we decreased our capacity at Forterus 144 beds to 112 beds.
(5)	During the third quarter of 2016 we increased our capacity at Recovery First from 63 beds to 72 beds.
(6)

On September 29, 2016, Signer Island became a subsidiary of Recovery First and changed its name to Recovery First West Palm.  In conjunction with becoming a subsidiary of Recovery First, Recovery First West Palm will begin accepting clients with in-network benefits.

(7)	On April 1, 2016, we completed the acquisition of Townsend for $13.5 million in cash and $8.5 million in restricted shares of our common stock.
(8)

On September 22, 2016, we opened an additional 24 residential beds at Oxford Treatment Center and currently anticipate opening an additional 20 beds licensed for detoxification and 48 sober living beds by the end of the first quarter of 2017.

(9)	On May 3, 2016, we completed the acquisition of Solutions for $6.75 million in cash and $6.25 million in restricted shares of our common stock.
(10)	We are currently in the process of renovating Resolutions Las Vegas to accommodate an additional 14 sober living beds that we expect to complete by the end of the second quarter of 2017.
(11)	At the end of the second quarter of 2016 we increased our beds licensed for detoxification at Sunrise House from 18 to 29 beds.
(12)	We acquired this property on February 24, 2015 and have begun development of a residential treatment center. The facility is currently anticipated to be completed in the first quarter of 2018.
(13)

We are currently in the process of completing the conversion of Resolutions Arlington into sober living beds that will be used in support of the Greenhouse Outpatient Center. We began accepting sober living clients at the end of the third quarter of 2016 and currently have a total of 30 sober living beds at Resolutions Arlington. We currently anticipate completion of the remaining renovations by the end of the second quarter of 2017 which will result in an additional 70 sober living beds.

Recent Developments

Existing Facilities and Ancillary Services

On January 1, 2016, we increased the capacity at Forterus to 144 beds from 107 beds. During the third quarter of 2016, we decreased our capacity at Forterus from 144 beds to 112 beds.

On April 4, 2016, we expanded our laboratory services to include hematology testing across all of our existing facilities.

On May 31, 2016, we consolidated our outpatient services in New Jersey and relocated our Mountainside, New Jersey outpatient center to our existing outpatient center in Lafayette, New Jersey in order to gain additional operating efficiencies.

On June 14, 2016, we increased our beds licensed for detoxification at Sunrise House from 18 to 29 beds.

On June 16, 2016, we began treating clients at Laguna Treatment Hospital, a 93-bed chemical dependency recovery hospital in Aliso Viejo, California, which is the first such hospital designation for an AAC treatment center. The property was acquired by AAC in April 2015.

On September 22, 2016, we completed the addition of 24 residential beds at Oxford Treatment Center and currently expect to complete the construction of an additional 20 residential beds licensed for detoxification and an additional 48 sober living beds by the end of the first quarter of 2017.

On September 29, 2016, Singer Island transferred substantially all of its assets to Recovery First and now operates as Recovery First West Palm.  In conjunction with this asset transfer, Recovery First West Palm will begin accepting clients with in-network benefits.

New Property Developments and Acquisitions

On April 1, 2016, we completed the acquisition of Townsend for $22.0 million, consisting of $13.5 million in cash and $8.5 million in restricted shares (447,369 shares) of AAC Holdings’ common stock. The cash portion of the transaction was funded from borrowings pursuant to the Deerfield Facility.  In the Townsend Acquisition, we acquired a substance abuse treatment provider in Louisiana that operates seven in-network outpatient centers delivering intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana that has 20 beds licensed for detoxification and inpatient treatment. Townsend also operates an in-network lab that services these facilities.  We anticipate utilizing the in-network lab to continue servicing Townsend’s current lab customers and to begin servicing AAC’s in-network residential and outpatient facilities in Florida, New Jersey and Rhode Island.

On April 18, 2016, we acquired Resolutions Arlington, a 100-room hotel in Arlington, Texas, for $5.35 million in cash and are currently in the process of converting the property into sober living beds that will be used in support of the Greenhouse Outpatient

Center. The acquisition was funded from borrowings on the Deerfield Facility. We began accepting sober living clients at the end of the third quarter of 2016 and currently have a total of 30 sober living beds at Resolutions Arlington. We currently anticipate completion of the remaining renovations in the second quarter of 2017 which will result in 70 additional sober living beds.

In April 2016, we began the development of a 150-bed residential treatment center at the site of a former convent on 96 acres in Ringwood, New Jersey. The facility is expected to be completed in the first quarter of 2018 with a projected capital investment of approximately $25.0 million.

On May 3, 2016, we completed the acquisition of Solutions Recovery, Inc., its affiliates and associated real estate assets for an aggregate $13.0 million, consisting of $6.75 million in cash and $6.25 million of restricted shares (309,871 shares) of AAC Holdings’ common stock. The cash portion of the purchase price was funded from borrowings pursuant to the Deerfield Facility. Solutions Recovery provides detoxification, residential and intensive outpatient treatment as well as sober living services in the greater Las Vegas area. The acquisition included:

•	124 Sober Living Beds
•	80 Licensed In-Network Detox, Residential and Halfway House Beds
•	Two Licensed, In-Network Outpatient Centers

We are currently in the process of renovating the sober living services we acquired in conjunction with the Solutions Recovery acquisition to accommodate an additional 14 sober living beds that we currently expect to complete in the second quarter of 2017.

Financing

In connection with the second quarter acquisitions of Solutions, Townsend and the hotel in Arlington, Texas, we drew down an aggregate $25.0 million of unsecured subordinated debt under the Deerfield Facility. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020. The $25.0 million of unsecured debt can be repaid under certain conditions without penalty prior to October 2, 2017.

On July 13, 2016, we amended our 2015 Credit Facility, which increased the current borrowing capacity from $121.3 million to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The 2015 Credit Facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% and 3.25% or a base rate plus a margin between 1.25% and 2.25%, in each case depending on our leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity, subject to certain consents and conditions, including obtaining additional commitments from lenders.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the three months ended September 30, 2016 and 2015, approximately 90% of our client related revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and nine months ended September 30, 2016, no single payor accounted for more than 11.7% and 11.0% of our revenue reimbursements, respectively. For the three and nine months ended September 30, 2015, no single payor accounted for more than 15.2% and 15.9% of our revenue reimbursements, respectively.

The following table summarizes the composition of our client related revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, point-of-care drug testing and definitive laboratory services, and professional groups and other ancillary services for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Detoxification and residential treatment services	40%	35%	38%	29%
Partial hospitalization and intensive outpatient treatment services	37%	39%	35%	39%
Point-of-care drug testing and definitive laboratory services	22%	24%	25%	30%
Professional groups and other ancillary services	1%	2%	2%	2%

The decrease in point-of-care drug testing and diagnostic laboratory services as a percentage of client related revenues for the three and nine months ended September 30, 2016 compared to the comparable time period in 2015 was primarily related to a decline in the number of tests performed on a per client basis for point-of-care drug testing and diagnostic laboratory services and a decline in reimbursement rates for point-of-care drug testing and diagnostic laboratory services.

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

Our accounts receivable primarily consists of amounts due from commercial payors. Any client self-pay portion is usually collected upon admission, and in limited circumstances, the client will make a deposit and negotiate the remaining payments as part of the services. We do not recognize revenue for any amounts not collected from the client in either of these situations. From time to time, we may provide free care to a limited number of clients, which we refer to as scholarships. We do not recognize revenues for scholarships provided. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables.

Other Revenue.  Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired July 2, 2015, and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

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

•

Advertising and marketing.  We promote our treatment facilities through a variety of channels including television advertising, internet search engines, among others. While we do not compensate our referral sources for client referrals, we do have arrangements with multiple marketing channels that we pay on a performance basis (i.e., pay per click or pay per inbound call). We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the number of admissions in our facilities.

•

Professional fees.  Professional fees consist of various professional services used to support primarily corporate related functions.  These services include accounting related fees for financial statement audits and tax preparation and legal fees for, among other matters, employment, compliance and general corporate matters. These fees also consist of information technology, consulting and payroll fees.

•

Client related services.  Client related services consist of physician and medical services as well as client meals, pharmacy, travel and various other expenses associated with client treatment.  Client related services are significantly influenced by our average daily census.

•

Other operating expenses.  Other operating expenses consists primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses and is significantly influenced by the total number of our facilities and our average daily census.

•

Rentals and leases.  Rentals and leases mainly consist of properties and various equipment under operating leases, which includes space required to perform client services and space for administrative facilities.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2016, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

•

Depreciation and amortization.  Depreciation and amortization represents the ratable use of our capitalized property and equipment, including assets under capital leases, over the estimated useful lives of the assets, and amortizable intangible assets, which mainly consist of trademark and marketing related intangibles and non-compete agreements.

•	Acquisition-related expenses. Acquisition-related expenses consist primarily of professional fees and expenses and travel costs associated with our acquisition activities.

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2016, other filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q and those described below:

•

Average Daily Residential Census.  We refer to the average number of clients to whom we are providing services at our residential facilities on a daily basis over a specific period as our “average daily residential census.” Our revenues are directly impacted by our average daily residential census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period, average length of stay and the ratio of clinical staff to clients.

•

Average Daily Residential Revenue and Average Net Daily Residential Revenue.  Our average daily residential revenue is a per census metric equal to our total residential revenues for a period divided by our average daily residential census for the same period divided by the number of days in the period. Our average net daily residential revenue is a per census metric equal to our total residential revenues less provision for doubtful accounts for a period divided by our average daily residential census for the same period divided by the number of days in the period. The key drivers of average daily residential revenue and average net daily residential revenue include the mix of services, the mix of out-of-network beds versus in-network beds and level of care that we provide to our clients during the period and payor mix. We provide a broad continuum of services including detoxification, residential treatment, partial hospitalization and intensive outpatient care, with detoxification resulting in the highest daily charges and intensive outpatient care resulting in the lowest daily charges. We also generate revenues from point-of-care drug testing, definitive laboratory services, professional groups and other ancillary services associated with serving our clients. We tend to experience higher margins from our point-of-care drug testing, which is conducted on-site at our treatment facilities, and our definitive laboratory services, which are conducted at our centralized laboratory facility in Brentwood, Tennessee, than we do from other services. Also, our average daily residential revenue derived from in-network facilities/beds is generally lower than our average daily residential revenue derived from out-of-network facilities/beds.

•

Outpatient Visits.  Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period.  Our revenues are directly impacted by our outpatient visits, which fluctuate based on our sales and marketing efforts, utilization review and the average length of stay.

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

Results of Operations

Comparison of Three Months ended September 30, 2016 to Three Months ended September 30, 2015

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$68,491	97.1	$53,695	93.6	$14,796	27.6
Other revenue	2,037	2.9	3,677	6.4	(1,640)	(44.6)
Total revenues	$70,528	100.0	$57,372	100.0	$13,156	22.9

Operating expenses
Salaries, wages and benefits	36,479	51.7	23,777	41.4	12,702	53.4
Advertising and marketing	4,687	6.6	5,790	10.1	(1,103)	(19.1)
Professional fees	5,278	7.5	3,383	5.9	1,895	56.0
Client related services	7,040	10.0	4,438	7.7	2,602	58.6
Other operating expenses	6,817	9.7	5,695	9.9	1,122	19.7
Rentals and leases	2,108	3.0	1,583	2.8	525	33.2
Provision for doubtful accounts	4,794	6.8	5,366	9.4	(572)	(10.7)
Litigation settlement	940	1.3	859	1.5	81	9.4
Depreciation and amortization	4,629	6.6	1,921	3.3	2,708	141.0
Acquisition-related expenses	468	0.7	937	1.6	(469)	(50.1)
Total operating expenses	73,240	103.8	53,749	93.7	19,491	36.3
(Loss) income from operations	(2,712)	(3.8)	3,623	6.3	(6,335)	(174.9)
Interest expense, net (change in fair value of interest rate swaps of ($141) and $137,respectively)	1,927	2.7	1,203	2.1	724	60.2
Other expense, net	130	0.2	32	0.1	98	306.3
(Loss) income before income tax expense	(4,769)	(6.8)	2,388	4.2	(7,157)	(299.7)
Income tax (benefit) expense	(758)	(1.1)	644	1.1	(1,402)	(217.7)
Net (loss) income	(4,011)	(5.7)	1,744	3.0	(5,755)	(330.0)
Less: net loss attributable to noncontrolling interest	1,486	2.1	708	1.2	778	109.9
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(2,525)	(3.6)	$2,452	4.3	$(4,977)	(203.0)

Client Related Revenue

Client related revenues increased $14.8 million, or 27.6%, to $68.5 million for the three months ended September 30, 2016 from $53.7 million for the three months ended September 30, 2015.  Revenues were positively impacted by our acquisitions and de novo projects, as well as an increase in average daily residential census and outpatient visits at our 18 standalone outpatient centers.

Our average daily residential census increased 52.3% to 853 clients for the three months ended September 30, 2016 from 560 clients for the three months ended September 30, 2015.  The increase in the average daily residential census was primarily driven by the acquisitions completed in 2015 and 2016 and the opening of River Oaks in October 2015 and Laguna Treatment Hospital in June 2016. Our bed capacity at our residential treatment facilities increased 71.9% from 663 beds at September 30, 2015 to 1,140 beds at September 30, 2016.

Our average daily residential revenue declined 21.1% to $768 for the three months ended September 30, 2016 from $973 for the three months ended September 30, 2015.  The decline in the average daily residential revenue was significantly impacted by a greater percentage of client related revenues being derived from in-network facilities/beds during the three months ended September 30, 2016 as compared to September 30, 2015. Our average daily residential revenue derived from in-network facilities/beds is generally lower than our average daily residential revenue derived from out-of-network facilities/beds.  For the three months ended September 30, 2016 approximately 22.4% of our client related revenue was derived from in-network facilities/beds versus 10.1% for the three months ended September 30, 2015.

Outpatient visits increased 253.4% to 15,299 for the three months ended September 30, 2016 from 4,329 for the three months ended September 30, 2015. The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate. At September 30, 2016, we operated 18 standalone outpatient centers versus eight standalone outpatient centers at September 30, 2015.

Partially offsetting the increase in client related revenue as a result of increases in average daily census and outpatient visits is a decline in revenues for point-of-care testing and diagnostic laboratory services. We currently anticipate continued declines in revenues from point-of-care testing and diagnostic laboratory services. However, we also currently anticipate that the declines in revenue from point-of-care testing and diagnostic laboratory services may be partially offset by an expansion of our laboratory services to include hematology, which services began in the second quarter of 2016 and by providing laboratory services to clients of third party providers.

Other Revenue

Other revenue decreased $1.6 million, or 44.6%, and from $3.7 million for the three months ended September 30, 2015 to $2.0 million for the three months ended September 30, 2016. Our other revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired in July 2015, and diagnostic laboratory services provided to clients of third-party addiction treatment providers. The decline in other revenue is primarily related to the delivery of a lower volume of targeted leads to behavioral and mental health service businesses as a result of utilizing a portion of the targeted leads for our own internal marketing activities.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $12.7 million, or 53.4%, to $36.5 million for the three months ended September 30, 2016 from $23.8 million for the three months ended September 30, 2015. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers as a result of our 2015 and 2016 acquisitions and de novo projects.  Our number of employees increased by approximately 700 employees, or 46.7%, to approximately 2,200 employees at September 30, 2016 from approximately 1,500 employees at September 30, 2015. Also contributing to the increase are increased employee health insurance costs.   Health insurance costs increased $1.8 million to $3.2 million for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015.  On a per employee basis, our health insurance costs have increased 55.9% from the three months ended September 30, 2015.  There was also an increase in stock based compensation of $0.8 million to $2.1 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015. As a percentage of revenues, salaries, wages and benefits were 51.7% of total revenues for the three months ended September 30, 2016 compared to 41.4% of total revenues for the three months ended September 30, 2015. The increase in salaries, wages and benefits as a percentage of revenues is primarily related to the increases in health insurance costs and stock based compensation noted above.  Also contributing to the increase in salaries, wages and benefits as a percentage of revenues is the previously noted decline point-of-care testing and diagnostic laboratory services revenue where we tend to experience lower labor costs.

Advertising and Marketing

Advertising and marketing expenses decreased $1.1 million, or 19.1%, to $4.7 million for the three months ended September 30, 2016 from $5.8 million for the three months ended September 30, 2015. As a percentage of revenues, advertising and marketing expenses were 6.6% of total revenues for the three months ended September 30, 2016 compared to 10.1% of total revenues for the three months ended September 30, 2015.  The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds, and efficiencies gained through the RSG Acquisition and the acquisition of Taj Media, LLC in July 2015 (the “Taj Media Acquisition”).

Professional Fees

Professional fees increased $1.9 million, or 56.0%, to $5.3 million for the three months ended September 30, 2016 from $3.4 million for the three months ended September 30, 2015.  As a percentage of revenues, professional fees were 7.5% of total revenues for the three months ended September 30, 2016 compared to 5.9% of total revenues for the three months ended September 30, 2015.  The increase in professional fees was primarily related to approximately $3.0 million in professional fees associated with certain litigation costs in California for the three months ended September 30, 2016 as compared to $1.4 million incurred for the three months ended September 30, 2015. Refer to footnote 14 to the condensed consolidated financial statements for further discussion.

Client Related Services

Client related services expenses increased $2.6 million, or 58.6%, to $7.0 million for the three months ended September 30, 2016 from $4.4 million for the three months ended September 30, 2015. The increase in expense was primarily related to the growth in the average daily residential census to 853 for the three months ended September 30, 2016 from 560 for the three months ended September 30, 2015 and the increase in outpatient visits to 15,299 for the three months ended September 30, 2016 from 4,329 for the three months ended September 30, 2015.  As a percentage of revenues, client related services expenses were 10.0% of total revenues for the three months ended September 30, 2016 compared to 7.7% of total revenues for the three months ended September 30, 2015.

Other Operating Expenses

Other operating expenses increased $1.1 million, or 19.7%, to $6.8 million for the three months ended September 30, 2016 from $5.7 million for the three months ended September 30, 2015. The increase was primarily the result of additional operating expenses associated with acquisitions and de novo projects. As a percentage of revenues, other operating expenses was 9.7% and 9.9% of total revenues for the three months ended September 30, 2016 and September 30, 2015, respectively.

Rentals and Leases

Rentals and leases increased $0.5 million, or 33.2%, to $2.1 million for the three months ended September 30, 2016 from $1.6 million for the three months ended September 30, 2015. The increase was primarily the result of increased rent as a result of the acquisitions and the lease associated with our new corporate headquarters and call center beginning in June 2015. As a percentage of revenues, rentals and leases was 3.0% of total revenues for the three months ended September 30, 2016 compared to 2.8% of total revenues for the three months ended September 30, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.6 million, or 10.7%, to $4.8 million for the three months ended September 30, 2016 from $5.4 million for the three months ended September 30, 2015. As a percentage of total revenues, the provision for doubtful accounts was 6.8% of total revenues for the three months ended September 30, 2016 compared to 9.4% of total revenues for the three months ended September 30, 2015.  The decrease in the provision for doubtful accounts as a percentage of total revenues is primarily related to a greater portion of the aging of our accounts receivable classified as current (i.e., 0-30 days) at September 30, 2016 as compared to September 30, 2015 as a result of improved cash collections.  Our days sales outstanding increased to 105 days at September 30, 2016 from 93 days at September 30, 2015 and 95 days at June 30, 2016.  The increase in days sales outstanding was primarily related to the continuing effects of finalizing certain billing agreements related to our recent acquisitions and at our recently completed de novo projects (River Oaks which opened in the fourth quarter of 2015 and Laguna Treatment Hospital which opened in the second quarter of 2016) and longer collection cycles related to our point-of-care and diagnostic laboratory services as a result of certain payors requiring additional up-front documentation which often results in manual submission of claims. Our days sales outstanding at our legacy treatment facilities was 81 days at September 30, 2016 compared to 73 days at September 30, 2015 and 84 days at June 30, 2016. Legacy treatment facilities include Forterus, San Diego Addiction Treatment Center, Desert Hope, Greenhouse and Recovery First - West Palm Beach (formerly known as Singer Island).

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2016, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of September 30, 2016 and 2015:

	Current	31-180 Days	Over 180 Days	Total
September 30, 2016	30.3%	32.9%	36.8%	100.0%
September 30, 2015	28.8%	43.4%	27.8%	100.0%

Litigation Settlement

Litigation settlement for the three months ended September 30, 2016 includes approximately $750,000 related to the State of California matter and approximately $100,000 related to the New Jersey Department of Banking and Insurance matter.  Refer to footnote 14 to the condensed consolidated financial statements for further discussion.

Depreciation and Amortization

Depreciation and amortization expense increased $2.7 million, or 141.0%, to $4.6 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015. As a percentage of revenues, depreciation and amortization expense was 6.6% and 3.3% of total revenues for the three months ended September 30, 2016 and 2015, respectively.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 and 2016 acquisitions and completed de novo projects.

Acquisition-related Expense

Acquisition-related expense was $0.5 million for the three months ended September 30, 2016, a decrease of $0.4 million, or 50.1% from $0.9 million for the three months ended September 30, 2015. As a percentage of revenues, acquisition-related expense was 0.7% and 1.6% of total revenues for the three months ended September 30, 2016 and 2015, respectively.  The acquisition-related expense for the three months ended September 30, 2016 was primarily related to professional fees and expenses and travel costs associated with our acquisition activity.

Interest Expense

Interest expense increased $0.7 million, or 60.2%, to $1.9 million for the three months ended September 30, 2016 compared to $1.2 million for the three months ended September 30, 2015.  The increase in interest expense was primarily the result of an increase in outstanding debt and an increase in interest rates.  Outstanding debt at September 30, 2016 was approximately $189.4 million compared to $121.6 million at September 30, 2015. Our weighted average interest rate on outstanding debt at September 30, 2016 was 4.8% compared to 2.8% at September 30, 2015. As a percentage of revenues, interest expense was 2.7% of total revenues for the three months ended September 30, 2016 compared to 2.1% of total revenues for the three months ended September 30, 2015.

Income Tax (Benefit) Expense

For the three months ended September 30, 2016, income tax benefit was $0.8 million, reflecting an effective tax rate of 15.9%, compared to income tax expense of $0.6 million, reflecting an effective tax rate of 27.0%, for the three months ended September 30, 2015. Income tax benefit for the three months ended September 30, 2016 was impacted by discrete items pertaining to the tax treatment of stock compensation and other tax credits that did not have an impact on the comparable prior year period.  The change in the effective tax rate is primarily related to the effect of permanent tax differences when compared to pre-tax book income as well as discrete items pertaining to stock compensation and tax credits.

Net Loss Attributable to Noncontrolling Interest

For the three months ended September 30, 2016, net loss attributable to noncontrolling interest was $1.5 million compared to $0.7 million for the three months ended September 30, 2015, representing an increase in loss of $0.8 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the acquisitions completed during 2015 and 2016 and the opening of River Oaks in October 2015 and Laguna Treatment Hospital in June 2016.

Comparison of Nine months ended September 30, 2016 to Nine months ended September 30, 2015

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2016 (unaudited)		2015 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$199,423	96.1	$150,302	97.6	$49,121	32.7
Other revenue	7,995	3.9	3,677	2.4	4,318	117.4
Total revenue	$207,418	100.0	$153,979	100.0	$53,439	34.7

Operating expenses
Salaries, wages and benefits	104,641	50.4	61,884	40.2	42,757	69.1
Advertising and marketing	13,593	6.6	15,527	10.1	(1,934)	(12.5)
Professional fees	13,454	6.5	6,713	4.4	6,741	100.4
Client related services	17,459	8.4	10,831	7.0	6,628	61.2
Other operating expenses	20,618	9.9	16,044	10.4	4,574	28.5
Rentals and leases	5,532	2.7	3,442	2.2	2,090	60.7
Provision for doubtful accounts	15,220	7.3	12,925	8.4	2,295	17.8
Litigation settlement	1,090	0.5	2,379	1.5	(1,289)	(54.2)
Depreciation and amortization	12,769	6.2	4,937	3.2	7,832	158.6
Acquisition-related expenses	2,428	1.2	2,917	1.9	(489)	(16.8)
Total operating expenses	206,804	99.7	137,599	89.4	69,205	50.3
Income from operations	614	0.3	16,380	10.6	(15,766)	(96.3)
Interest expense, net (change in fair value of interest rate swaps of $49 and $683, respectively)	5,850	2.8	2,426	1.6	3,424	141.1
Other expense (income), net	87	—	(28)	—	115	(410.7)
(Loss) income before income tax expense	(5,323)	(2.6)	13,982	9.1	(19,305)	(138.1)
Income tax (benefit) expense	(885)	(0.4)	5,003	3.2	(5,888)	(117.7)
Net (loss) income	(4,438)	(2.1)	8,979	5.8	(13,417)	(149.4)
Less: net loss attributable to noncontrolling interest	3,371	1.6	1,747	1.1	1,624	93.0
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(1,067)	(0.5)	10,726	7.0	(11,793)	(109.9)
BHR Series A Preferred Unit dividends	—	—	(147)	(0.1)	147	(100.0)
Redemption of BHR Series A Preferred Units	—	—	(534)	(0.3)	534	(100.0)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(1,067)	(0.5)	$10,045	6.5	$(11,112)	(110.6)

Client Related Revenue

Client related revenues increased $49.1 million, or 32.7%, to $199.4 million for the nine months ended September 30, 2016 from $150.3 million for the nine months ended September 30, 2015.  Revenues were positively impacted by our 2015 and 2016 acquisitions and de novo facilities as well as an increase in average daily residential census and outpatient visits at our 18 standalone outpatient centers.

Our average daily residential census increased 54.3% to 813 clients for the nine months ended September 30, 2016 from 527 clients for the nine months ended September 30, 2015.  The increase in the residential average daily census was primarily driven by the acquisitions completed in 2015 and 2016 and the opening of River Oaks in October 2015.  Our bed capacity at our residential treatment facilities increased 71.9% from 663 beds at September 30, 2015 to 1,140 beds at September 30, 2016.

Our average daily residential revenue decreased 18.0% to $806 for the nine months ended September 30, 2016 from $983 for the nine months ended September 30, 2015.  The decline in the average daily residential revenue was significantly impacted by a greater percentage of client related revenues being derived from in-network facilities/beds during the nine months ended September 30, 2016 as compared to September 30, 2015. Our average daily residential revenue derived from in-network facilities/beds is generally lower than our average daily residential revenue derived from out-of-network facilities/beds.  For the nine months ended September 30, 2016 approximately 18.7% of our client related revenue was derived from in-network facilities/beds versus 5.4% for the nine months ended September 30, 2015.

Outpatient visits increased 290.1% to 33,356 for the nine months ended September 30, 2016 from 8,551 for the nine months ended September 30, 2015. The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate.   At September 30, 2016, we operated 18 standalone outpatient centers versus eight standalone outpatient centers at September 30, 2015.

Partially offsetting the increase in client related revenue as a result of increases in average daily census and outpatient visits is a decline in revenue from point-of-care testing and diagnostic laboratory services.  As a percentage of client related revenues, point-of-care drug testing and diagnostic laboratory services were 25% and 30% for the nine months ended September 30, 2016 and 2015, respectively.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per patient basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services. We currently anticipate continued declines in revenue from point-of-care testing and diagnostic laboratory services. However, we also currently anticipate that the declines in revenues from point-of-care testing and diagnostic laboratory services may be partially offset by an expansion of our laboratory services to include hematology, which additional services began in the second quarter of 2016 and by providing laboratory services to clients of third party providers.

Other Revenue

Other revenue increased $4.3 million, or 117.4% to $8.0 million for the nine months ended September 30, 2016 from $3.7 million for the nine months ended September 30, 2015. Our other revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired in July 2015, and diagnostic laboratory services provided to clients of third-party addiction treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $42.7 million, or 69.1%, to $104.6 million for the nine months ended September 30, 2016 from $61.9 million for the nine months ended September 30, 2015. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 700 employees, or 46.7%, to approximately 2,200 employees at September 30, 2016 from approximately 1,500 employees at September 30, 2015.  Also contributing to the increase are increased employee health insurance costs.   Health insurance costs increased $5.5 million, or 144.7%, to $9.3 million for the nine months ended September 30, 2016 from $3.8 million for the nine months ended September 30, 2015. On a per employee basis, our health insurance costs have increased 65.0% from the nine months ended September 30, 2015.  There was also an increase in stock based compensation of $2.7 million to $6.8 million for the nine months ended September 30, 2016 compared to $4.1 million for the nine months ended September 30, 2015.  As a percentage of revenues, salaries, wages and benefits were 50.4% of total revenues for the nine months ended September 30, 2016 compared to 40.2% of total revenues for the nine months ended September 30, 2015. The increase in salaries, wages and benefits as a percentage of revenues is primarily related to the increases in health insurance costs and stock based compensation noted above.    Also contributing to the increase in salaries, wages and benefits as a percentage of revenues is the previously noted decline point-of-care testing and diagnostic laboratory services revenue where we tend to experience lower labor costs.

Advertising and Marketing

Advertising and marketing expenses decreased $1.9 million, or 12.5%, to $13.6 million for the nine months ended September 30, 2016 from $15.5 million for the nine months ended September 30, 2015. The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds and efficiencies gained through the RSG Acquisition and Taj Media Acquisition in July 2015.  As a percentage of revenues, advertising and marketing expenses were 6.6% of total revenues for the nine months ended September 30, 2016 compared to 10.1% of total revenues for the nine months ended September 30, 2015.

Professional Fees

Professional fees increased $6.8 million, or 100.4%, to $13.5 million for the nine months ended September 30, 2016 from $6.7 million for the nine months ended September 30, 2015.  As a percentage of revenues, professional fees were 6.5% of total revenues for the nine months ended September 30, 2016 compared to 4.4% of total revenues for the nine months ended September 30, 2015.  The increase in professional fees was primarily related to approximately $6.5 million in professional fees associated with certain litigation costs in California incurred for the nine months ended September 30, 2016 as compared to $1.4 million incurred for the nine months ended September 30, 2015. Refer to footnote 14 to the condensed consolidated financial statements for further discussion.

Client Related Services

Client related services expenses increased $6.7 million, or 61.2%, to $17.5 million for the nine months ended September 30, 2016 from $10.8 million for the nine months ended September 30, 2015. The increase in expense was primarily related to the growth in the average daily residential census to 813 for the nine months ended September 30, 2016 from 527 for the nine months ended September 30, 2015.  As a percentage of revenues, client related services expenses were 8.4% of total revenues for the nine months ended September 30, 2016 compared to 7.0% of total revenues for the nine months ended September 30, 2015.

Other Operating Expenses

Other operating expenses increased $4.6 million, or 28.5%, to $20.6 million for the nine months ended September 30, 2016 from $16.0 million for the nine months ended September 30, 2015. The increase was primarily the result of additional operating expenses associated with the acquisitions completed in 2015 and 2016, the opening of River Oaks in October 2015, and the opening of Laguna Treatment Hospital in June 2016. As a percentage of revenues, other operating expenses was 9.9% of total revenues for the nine months ended September 30, 2016 compared to 10.4% of total revenues for the nine months ended September 30, 2015.

Rentals and Leases

Rentals and leases increased $2.1 million, or 60.7%, to $5.5 million for the nine months ended September 30, 2016 from $3.4 million for the nine months ended September 30, 2015. The increase was primarily the result of increased rent as a result of the acquisitions completed in 2015 and 2016 and the lease associated with our new corporate headquarters and call center beginning in June 2015. As a percentage of revenues, rentals and leases increased to 2.7% of total revenues for the nine months ended September 30, 2016 compared to 2.2% of total revenues for the nine months ended September 30, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $2.3 million, or 17.8%, to $15.2 million for the nine months ended September 30, 2016 from $12.9 million for the nine months ended September 30, 2015. The increase in the provision for doubtful accounts was primarily related to the increase in total revenues.  As a percentage of total revenues, the provision for doubtful accounts was 7.3% of total revenues for the nine months ended September 30, 2016 compared to 8.4% of total revenues for the nine months ended September 30, 2015.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2016, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

Litigation Settlement

Litigation settlement for the nine months ended September 30, 2016 includes approximately $750,000 related to the State of California matter and approximately $350,000 related to the New Jersey Department of Banking and Insurance matter. Refer to footnote 14 to the condensed consolidated financial statements for further discussion.

Depreciation and Amortization

Depreciation and amortization expense increased $7.9 million, or 158.6%, to $12.8 million for the nine months ended September 30, 2016 from $4.9 million for the nine months ended September 30, 2015. As a percentage of revenues, depreciation and amortization expense was 6.2% and 3.2% of total revenues for the nine months ended September 30, 2016 and 2015, respectively.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 and 2016 acquisitions, the opening of River Oaks in October 2015 and the opening of Laguna Treatment Hospital in June 2016.

Acquisition-related Expense

Acquisition-related expense decreased $0.5 million, or 16.8%, to $2.4 million for the nine months ended September 30, 2016 from $2.9 million for the nine months ended September 30, 2015. As a percentage of revenues, acquisition-related expense was 1.2% and 1.9% of total revenues for nine months ended September 30, 2016 and 2015, respectively.  The acquisition-related expense for the nine months ended September 30, 2016 was primarily related to professional fees and expenses and travel costs associated with our acquisition activity.

Interest Expense

Interest expense increased $3.5 million, or 141.1%, to $5.9 million for the nine months ended September 30, 2016 compared to $2.4 million for the nine months ended September 30, 2015.  The increase in interest expense was primarily the result of an increase in outstanding debt and in interest rates.  Outstanding debt at September 30, 2016 was approximately $189.4 million compared to $121.6 million at September 30, 2015.  Our weighted average interest rate on outstanding debt at September 30, 2016 was 4.8% compared to 2.8% at September 30, 2015. As a percentage of revenues, interest expense was 2.8% of total revenues for the nine months ended September 30, 2016 compared to 1.6% of total revenues for the nine months ended September 30, 2015.

Income Tax (Benefit) Expense

For the nine months ended September 30, 2016, income tax benefit was $0.9, reflecting an effective tax rate of 16.6%, compared to income tax expense of $5.0 million, reflecting an effective tax rate of 35.8%, for the nine months ended September 30, 2015.  The decrease in income tax expense and the effective tax rate is primarily related to lower taxable income and discrete items related to the tax treatment of stock-compensation and other tax credits realized that were not applicable in the prior year period.

Net Loss Attributable to Noncontrolling Interest

For the nine months ended September 30, 2016, net loss attributable to noncontrolling interest was $3.4 million compared to $1.7 million for the nine months ended September 30, 2015, representing an increase in loss of $1.7 million.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the acquisitions completed during 2015 and 2016 and the opening of River Oaks in October 2015 and Laguna Treatment Hospital in June 2016.

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

We anticipate that our current level of cash on hand, internally generated cash flows and our revolver will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and interest and maintenance capital expenditures for at least the next twelve months. However, to the extent we pursue acquisitions or facility expansions in the future, we may need to access additional capital resources to fund such activities.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Provided by operating activities	$1,316	$5,824	$(4,508)
Used in investing activities	(49,135)	(127,840)	78,705
Provided by financing activities	42,345	84,240	(41,895)
Net (decrease) increase in cash and cash equivalents	(5,474)	(37,776)	32,302
Cash and cash equivalents at end of period	$13,276	$10,764	$2,512

Net Cash Provided by Operating Activities

Cash provided by operating activities was $1.3 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows from operations for the nine months ended September 30, 2016 was primarily related to adjustments to net loss for non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, etc.).  Working capital totaled $56.7 million at September 30, 2016 and $52.2 million at December 31, 2015.

Net Cash Used in Investing Activities

Cash used in investing activities was $49.1 million for the nine months ended September 30, 2016 compared to $127.8 million for the nine months ended September 30, 2015.  Cash used in investing activities for the nine months ended September 30, 2016 was primarily related to $12.5 million in cash for the Townsend Acquisition on April 1, 2016, $5.35 million for the acquisition of a 100-room hotel in Arlington, Texas that is being converted into sober living beds to be used in support of the Greenhouse Outpatient Center and $6.7 million related to the Solutions Acquisition, with the remaining amount related to continuing costs associated with our expansion projects at existing facilities and de novo projects.

Cash used in investing activities was $127.8 million for the nine months ended September 30, 2015 was primarily related to the business acquisitions and de novo activity during 2015, including $35.0 million for The Oxford Centre, $32.5 million for RSG, $13.5 million for the purchase of a property in Aliso Viejo, California, $13.1 million for Recovery First, $6.4 million for the purchase of a property in Ringwood, New Jersey and $2.2 million for Taj Media, with the remaining amount related to continuing costs associated with our de novo projects and completion of our new corporate headquarters.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $42.3 million for the nine months ended September 30, 2016 compared to $84.2 million for the nine months ended September 30, 2015.  Cash provided by financing activities for the nine months ended September 30, 2016 was primarily related to $25.0 million of additional unsecured subordinated debt under the Deerfield Facility that was used primarily to fund the acquisitions of Townsend, the 100-room hotel in Arlington, Texas and the acquisition of Solutions and $20.0 million in additional borrowings under the revolver of the 2015 credit facility that was used primarily to fund our expansion projects at existing facilities and de novo projects.

Cash provided by financial activities for the nine months September 30, 2015 was primarily related to net proceeds from the 2015 Credit Facility of $120.8 million as partially offset by the redemption of the BHR Series A Preferred Units of $8.5 million, repayments of long-term debt and capital leases of $26.5 million and repayments of subordinated notes payable of $0.9 million.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 10 to the accompanying Condensed Consolidated Financial Statements.

2015 Credit Facility

As of September 30, 2016, we had $20.0 million outstanding under our revolver, $120.3 million outstanding on our term loan and $2.7 million in standby letters of credit issued for various corporate purposes.

On July 13, 2016, we amended our 2015 Credit Facility, which increased the current borrowing capacity from $121.3 million to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The amendment also allows for the inclusion of certain expenses associated with the California litigation in the definition of Consolidated AEBITDA, as defined in the 2015 Credit Facility, for purposes of calculating debt covenants. The 2015 Credit Facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.25% or a base rate plus a margin between 1.25% and 2.25%, in each case depending on the Company’s leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

Deerfield Financing

On October 2, 2015, we completed the closing of two financing facilities with affiliates of Deerfield.  The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions).  We drew down $25.0 million of subordinated convertible debt at closing, and we used the proceeds to fund acquisitions, de novo projects and other corporate purposes. The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of our common stock at $30.00 per share.

On July 13, 2016, we borrowed an aggregate of $25.0 million of unsecured subordinated debt that bears interest at an annual rate of 12.0% and matures on October 2, 2020. The $25.0 million of unsecured subordinated debt can be repaid under certain conditions without penalty prior to October 2, 2017.  The proceeds of the $25.0 million of unsecured debt were used to the fund the cash portion of the Townsend and Solutions acquisitions as well as the acquisition of the 100-room hotel in Arlington, Texas.

Related Party Notes Payable

At December 31, 2015, we had outstanding notes payables of $1.2 million resulting from the seller financing of the TSN Acquisition.  On February 29, 2016, we paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 3.76% to 5.23% and have maturity dates through July 2019. Total obligations under capital leases at September 30, 2016 were $1.7 million, of which $0.7 million was included in the current portion of long-term debt.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable at such time. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at September 30, 2016. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $2.1 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $5.5 million and $3.4 million for the nine months ended September 30, 2016, and 2015, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2016 consisted of $140.3 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. As of September 30, 2016, the interest rate swap agreements had notional amounts of $11.0 million and $7.5 million interest rates of 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.4 million on an annual basis based upon our borrowing level at September 30, 2016.

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

Item 1A.   Risk Factors

In addition to the other information contained in this Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended September 30, 2016.

Period	Total number of shares purchased(1)	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
July 1, 2016 through July 31, 2016	63	$22.74	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	14,429	$17.39	—	—

(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: November 7, 2016

EXHIBIT INDEX

Number	Exhibit Description
10.1

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