Form 10-K
period 2016-12-31
AAC Holdings, Inc.
filed 2017-03-07
CIK 1606180

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of $22.82 on that date), was approximately $247,400,000.  Common stock held by each officer and director and by each person known to the registrant who owned 5% or more of the outstanding common stock has been excluded in that such persons may be deemed affiliates.   This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, there were 23,690,436 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Item 1. Business.

Company Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostics laboratory services and provide physician services to our clients.  As of December 31, 2016, we operated 12 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,140 beds, which includes 668 licensed detoxification beds, 18 standalone outpatient centers, and 202 sober living beds across three locations.

We are in the process of expanding Oxford Treatment Center, where we opened an additional 24 residential beds in September 2016 and currently anticipate completing an additional 24 residential beds and 48 sober living beds in the second quarter of 2017.  In addition, we have leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where we intend to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational in the second quarter of 2017, subject to receiving licensure, and will be operated by Townsend’s clinical staff.

We are also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets that service millions of website visits each month.  Through our websites such as Rehabs.com and Recovery.org, we serve families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

AAC Holdings, Inc. was incorporated as a Nevada corporation on February 12, 2014 for the purpose of acquiring the common stock of American Addiction Centers, Inc. and to engage in certain reorganization transactions in connection with the initial public offering of our common stock, which was completed in October 2014 (the “IPO”). For additional discussion of the reorganization transactions completed to facilitate our IPO, see Note 3. Reorganization Transactions to our audited financial statements included elsewhere in this report.

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

•

Expand capacity at existing residential and standalone outpatient facilities. When market conditions indicate, we anticipate selectively increasing our number of residential beds, expanding our clinical facility space, expanding our sober living bed capacity and hiring additional clinical staff to enable us to provide services to additional clients.  During 2016, we increased the number of beds licensed for detoxification at Sunrise House, a New Jersey-based provider of substance abuse treatment and rehabilitation centers, to 29 beds from 18 beds and completed the addition of 24 residential beds at Oxford Treatment Center.

Expand outpatient operations. We actively pursue opportunities to add outpatient centers to complement our broader network of residential treatment facilities. We believe expanding our reach by acquiring or developing premium outpatient facilities of a quality consistent with our inpatient services will further enhance our brand and our ability to provide a more comprehensive suite of services across the spectrum of care. Outpatient centers are expected to be an increasingly important source of leads for our residential programs as we believe a portion of clients receiving outpatient treatment will ultimately need a higher level of care. Moreover, we believe this will position us to better serve those clients whose payors require outpatient treatment as a prerequisite to any inpatient treatment.  On April 1, 2016, we completed the acquisition of Wetsman Forensic Medicine, L.L.C. and its affiliates (d/b/a “Townsend”), which operates seven in-network outpatient centers throughout Louisiana (“the Townsend Acquisition”), and on May 3, 2016, we

completed the acquisition of Solutions Recovery, Inc., and its three in-network outpatient centers (collectively, “Solutions”), in Las Vegas, Nevada (the “Solutions Acquisition”).

We also provide sober living accommodations to clients completing treatment at lower levels of care. These sober living arrangements enable us to utilize existing beds for clients requiring higher levels of care while still providing an interim environment for clients transitioning from residential treatment centers to lower levels of care and eventually back to their former living arrangements. We anticipate that we will continue to expand our sober living accommodations to complement our expanding outpatient services.  On April 18, 2016, we acquired a 100-bed hotel in Arlington, Texas that we are in the process of converting into sober living beds, and on May 3, 2016, as part of the Solutions Acquisition, we acquired a 116-bed hotel that we are converting into 100 sober living beds.

•

Pursue de novo development of facilities. De novo development plays an important role in the growth of our facility base. Our de novo facility development consists of either building a new facility from the ground up or acquiring an existing facility with an alternative use and repurposing it as a substance abuse treatment facility. We have developed four full-service residential treatment facilities: Greenhouse, a former luxury spa in Dallas, Texas; Desert Hope, a former assisted living facility in Las Vegas, Nevada; River Oaks, a former adolescent behavioral facility in Riverview (Tampa area), Florida; and Laguna Treatment Hospital, a chemical dependency recovery hospital in Aliso Viejo, California, which is the first such hospital designation for an AAC treatment center and which began treating clients on June 16, 2016. We believe the success of these facilities provides us with the experience to develop additional premium facilities across the United States with comparable scale, capabilities and quality.

Additionally, on February 24, 2015, we completed the acquisition of the Ringwood property, the site of a former convent on 96 acres in Ringwood, New Jersey, and in April 2016 began the development of a 150-bed residential treatment center at this location. The facility is expected to be completed in the first half of 2018 with a projected capital investment of approximately $25.0 million.

•

Opportunistically pursue acquisitions of individual treatment facilities and multi-facility operations. We selectively seek opportunities to expand and diversify our geographic presence, service offerings and the portion of the population that can access our services based on their individual healthcare coverage through acquisitions.  For example, all six acquisitions of treatment providers we have completed since the completion of our IPO have involved the acquisition of in-network providers.  Over time, we plan to establish and maintain more of a balance between the number of in-network and out-of-network facilities/beds we operate and complement our commercial offerings with private-pay facilities as well. IBISWorld, an industry research organization, estimates that there were approximately 10,000 mental health and substance abuse treatment companies in operation in 2016, most of which are small, regional operations. We believe this high level of fragmentation presents us with the opportunity to acquire facilities or small providers and upgrade their treatment programs and facilities to improve client care and as a result improve our operating metrics. We believe that our brand recognition, marketing platform and referral network will enable us to improve census at acquired facilities.

•

Target complementary growth opportunities. There are additional growth opportunities that we may selectively pursue that are complementary to our current business. These may include, without limitation, providing pharmacy and laboratory services, expanding licensure of existing facilities, treating other mental health and wellness disorders, providing services to other substance abuse treatment providers and expanding other ancillary services. For example, our high complexity, mass spectrometry laboratory, Addiction Labs of America, is capable of providing full service clinical diagnostic testing (including toxicology, hematology, chemistry, infectious disease, hormones and genetics) in 44 states, including California, Florida, Louisiana, Mississippi, Nevada, New Jersey, Rhode Island and Texas, where we currently have operating facilities. On April 4, 2016, we expanded our laboratory services to include hematology testing across all of our existing facilities.  Also during 2016, we began providing diagnostic laboratory services to clients of third-party addiction treatment providers.

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

Our curriculum, which is peer reviewed and research-based, has been recognized as one of our program strengths by the Commission on Accreditation of Rehabilitation Facilities, or CARF, a leader in the promotion and accreditation of quality, value and optimal outcomes of service. In particular, research studies show that certain aspects of our treatment programs, such as offering longer treatment stays, are effective for producing long-term recovery. In addition, we offer a variety of forms of therapy types and settings and related services that the National Institute on Drug Abuse has recognized as effective. We offer the following types of therapy: motivational interviewing, cognitive behavioral therapy, rational emotive behavior therapy, dialectical behavioral therapy, solution-focused therapy, eye movement desensitization and reprocessing and systematic family intervention. Our variety of therapy settings include individual, group and family therapies, recovery-oriented challenge therapies, expressive therapies (with a focus on music and art) and equine and trauma therapies.

Considering the high level of co-occurring substance abuse, mental health and medical conditions, we offer clients a spectrum of psychiatric, medical and wellness-focused services based upon individual needs as assessed through comprehensive evaluations at admission and throughout participation in the program. To maximize the likelihood of long-term recovery, all program levels provide clients access to the following services: assessment of individual substance abuse, mental health and medical history and physical within 72 hours of admission; psychiatric evaluations; psychological evaluations and services based on client needs; follow-up appointments with physicians and psychiatrists; medication monitoring; educational classes regarding health risks, nutrition, smoking cessation, HIV awareness, life skills, healthy nutritional programs and dietary plans; access to fitness facilities; interactive wellness activities such as swimming, basketball and yoga and structured daily schedules designed for restorative sleep patterns.

We emphasize clinical treatment, as well as the therapeutic value of overall physical and nutritional wellness. We are committed to providing fresh and nutritious meals throughout a client’s stay in order to promote healthy routines, beginning with diet and exercise. Some of our facilities offer comprehensive work-out facilities, and many locations offer various exercise classes and other amenities. We support long-term recovery for clients through research-based methodologies and individualized treatment planning while utilizing 12 step programs, which are a set of guiding principles outlining a course of action for recovery.

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

We believe in tracking clinical outcomes.  We have entered into a partnership with Centerstone Research Institute to conduct independent three-year longitudinal outcome studies on the effectiveness of our clinical approach. We are currently entering the third year of this arrangement and anticipate disseminating findings in 2017.

As detailed below, we offer a full spectrum of treatment services to clients, based upon individual needs as assessed through comprehensive evaluations at admission and throughout participation in the program. The assignment to, and frequency of, services corresponds to individualized treatment plans within the context of the level of care and treatment intensity level.

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

Partial Hospitalization: Partial hospitalization is a structured program providing care at least five days a week for no fewer than six hours a day. This program is designed for clients who are stable enough physically and psychologically to participate in everyday activities but who still require a degree of medical monitoring. Services include a minimum of weekly individual therapy, regular group therapy, family education and therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management and off-site recovery meetings and activities. Medical and psychiatric care is available to all clients, as needed, through our contracted professional physician groups.

Intensive Outpatient Services: Less intensive than the aforementioned levels of care, intensive outpatient services is a structured program providing care three days per week for three hours per day at a minimum. Designed as a “step down” from partial hospitalization, this program reinforces progress and assists in the attainment of sobriety, reduction of detrimental behaviors and improved overall wellness of clients while they integrate and interact in the community. Services include weekly individual therapy, group therapy, family education and therapy, didactic and psycho-educational groups, case management, off-site recovery meetings and activities and intensive transitional and aftercare planning.

Ancillary Services: In addition to our inpatient and outpatient treatment services, we provide medical monitoring for adherence to addiction treatment as well as clinical diagnostic laboratory services.  We also provide physician services to our clients through our contracted professional physician groups.  We believe toxicological monitoring of clients is an important component of substance abuse treatment. Clients are evaluated for illicit substances upon admission and thereafter on a random basis and as otherwise determined to be medically necessary by the treating physician.  We conduct laboratory testing for our facilities using quantitative liquid chromatography time-of-flight mass spectrometry technology located in Brentwood, Tennessee as well as our laboratory in Slidell, Louisiana.

Sober Living Facilities: We provide sober living arrangements that serve as an interim environment for clients transitioning from residential treatment centers to lower levels of care and eventually back to their former living arrangements. Sober living facilities enable us to utilize existing beds for clients requiring higher levels of care, while still providing housing for clients completing outpatient treatment programs. We provide sober living arrangements to clients through our owned and leased properties in Arlington, Texas, Las Vegas, Nevada, Oxford, Mississippi, and through third party providers with whom we contract to provide sober living arrangements near our existing outpatient centers.  We typically provide transportation between sober living housing and our outpatient centers.  We expect that we will continue to rely on sober living facilities as a complement to our outpatient services.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities, facilities under development and properties under contract:

						Real Property
		Facility		Beds	Services	Owned /
Facility Name	Location	Type(1)	Current(2)	Pending	Provided(3)	Lease
California
Forterus	Temecula	OON	112(4)	―	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	OON	36	―	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	OON	93	―	DTX, RTC, PHP, IOP	Owned
Florida
Recovery First	Fort Lauderdale	IN	72(5)	―	DTX, RTC, PHP	Owned / Leased
Recovery First - West Palm(6)	West Palm Beach	IN	65	―	PHP, IOP	Leased
River Oaks	Riverview (Tampa area)	OON	162	―	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	IN	32(7)	―	DTX, RTC, PHP, IOP	Leased
TBD	New Orleans	IN	―	36(8)	DTX, RTC, PHP	Leased
Townsend Outpatient Centers	Lafayette	IN	n/a(7)	n/a	IOP	Leased
Mississippi
Oxford Treatment Center	Etta	OON	100(9)	24(9)	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient Center	Oxford, Tupelo, and Olive Branch	OON	n/a	n/a	IOP	Leased
Resolutions Oxford	Oxford	n/a	24	48(9)	Sober Living	Owned /Leased
Nevada
Desert Hope	Las Vegas	OON	148	―	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	OON	n/a	n/a	IOP	Owned
Solutions Treatment Center	Las Vegas	IN	80(10)	―	DTX, RTC, PHP, IOP	Owned
Resolutions Las Vegas	Las Vegas	n/a	114	14(11)	Sober Living	Owned / Leased
New Jersey
Sunrise House	Lafayette (New York City area)	IN	110(12)	―	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette	IN	n/a	n/a	IOP	Leased
TBD	Ringwood (New York City area)	OON	―	150(13)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	IN	n/a	n/a	IOP	Leased
Texas				―
Greenhouse	Grand Prairie (Dallas area)	OON	130	―	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	OON	n/a	n/a	IOP	Owned
Resolutions Arlington	Arlington (Dallas area)	n/a	64(14)	60(14)	Sober Living	Owned / Leased
Totals			1,342	332

(1)	Facility type reflects the primary payor type of the clients served at the facility: Out-of-network (OON) or in-network (IN).
(2)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(3)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(4)	During 2016, we increased our capacity at Forterus from 107 beds to 112 beds.
(5)	During 2016, we increased our capacity at Recovery First from 63 beds to 72 beds.
(6)

On September 29, 2016, Singer Island transferred substantially all of its assets to Recovery First and now operates as Recovery First West Palm.  In conjunction with this asset transfer, Recovery First West Palm will begin accepting clients with in-network benefits.

(7)	On April 1, 2016, we completed the Townsend Acquisition for $13.5 million in cash and $8.5 million in restricted shares of our common stock.
(8)

We have leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where we intend to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational in the second quarter of 2017, subject to receiving licensure, and will be operated by Townsend’s clinical staff.

(9)

On September 22, 2016, we opened an additional 24 residential beds at Oxford Treatment Center and currently anticipate opening an additional 24 beds licensed for detoxification and 48 sober living beds in the second quarter of 2017.

(10)	On May 3, 2016, we completed the Solutions Acquisition for $6.75 million in cash and $6.25 million in restricted shares of our common stock.
(11)	We are currently in the process of renovating Resolutions Las Vegas to accommodate an additional 14 sober living beds that we expect to complete by the end of the second quarter of 2017.
(12)	At the end of the second quarter of 2016, we increased our beds licensed for detoxification at Sunrise House from 18 to 29 beds.
(13)	We acquired this property on February 24, 2015 and have begun development of a residential treatment center. The facility is currently anticipated to be completed in the first half of 2018.
(14)

We are currently in the process of completing the conversion of Resolutions Arlington into sober living beds that will be used in support of the Greenhouse Outpatient Center. We began accepting sober living clients at the end of the third quarter of 2016 and currently have a total of 64 sober living beds. We currently anticipate completion of the remaining renovations by the end of the second quarter of 2017, which will result in an additional 60 sober living beds.

Sales and Marketing

Sales and marketing supports the development of our brand and advances our comprehensive lead-generation platform.  The primary sources of our new clients include:

•

National Sales Force.  We deploy and manage a sales force of over 65 representatives nationwide that focuses primarily on marketing to hospitals, other treatment facilities, employers, unions, alumni and employee assistance programs.  In addition, our varied facilities located across the United States allow us to reach a broad audience of potential clients and their families and build a nationally recognized brand.  This nationally branded, multi-channel approach has helped increase our number of admitted clients from 7,763 in 2015 to 11,733 in 2016, an increase of 51%.

•

Internet, Television and Print Advertising. Advertising through various media represents another important opportunity to obtain new clients as well as to develop our national brand.  We maintain and run a series of television commercials that promote our facilities and overall capabilities and also maintain a strong presence on the internet.  We operate a broad portfolio of internet assets that service millions of website visits each month. Through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities, our addiction-related websites such as Rehabs.com and Recovery.org serve families and individuals struggling with addiction and seeking treatment options.  Additionally, we continue to make advertising efforts in radio spots, newspaper articles, medical journals and other print media with the intent to build our integrated, national brand.

•

Recommendations by Alumni.  We often receive new clients who were directly referred to our facilities by our alumni as well as their friends and families.  As our national brand continues to grow and our business continues to increase, we believe our alumni will become an increasingly important source of business for us.

Call Center Operations

We maintain a 24 hours per day, seven days per week call center currently staffed by over 130 employees. Our centralized call center is situated at our corporate headquarters in Brentwood, Tennessee, and focuses on enrolling clients identified by our sales and marketing activities into new client admissions.  As part of its role, the call center team conducts benefits verification and handles initial communication with insurance companies, completes client assessments, begins the pre-certification process for treatment authorization, chooses the proper treatment facility for the client’s clinical and financial needs and assists clients with arrangements and logistics.

Professional Groups

We are affiliated with a professional group in seven of the states in which we currently operate (the “Professional Groups”).  These Professional Groups engage physicians and mid-level service providers and provide professional services to our clients through professional services agreements with each treatment facility.  Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility.  The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates.  Each of the professional services agreements has a term of five years and will automatically renew for additional one year periods.  For additional information related to the Professional Groups, see Note 2 to our consolidated financial statements included elsewhere in this report.

Competition

We believe we are one of the leading for-profit companies focused on substance abuse treatment in the United States.  According to IBISWorld, approximately 77% of all substance abuse treatment clinics in the United States have a single location, and approximately 57% of all substance abuse treatment clinics have fewer than 20 employees.  Many of the largest for-profit addiction treatment providers operate in the broader behavioral healthcare sector without focusing primarily on substance abuse.  We believe our size and core focus on substance abuse treatment provide us with an advantage over competitors in terms of building our brand and marketing our platform to potential clients.

The market for mental health and substance abuse treatment facilities is highly fragmented with approximately 10,000 different companies providing services to the adult and adolescent population, of which only 35% are operated by for-profit organizations.  Our residential treatment facilities compete with several national competitors and many regional and local competitors.  Some of our competitors are government entities and supported by tax revenues, and others are non-profit entities that are primarily supported by endowments and charitable contributions.  We do not receive financial support from these sources.  Some larger companies in our industry compete with us on a national scale and offer substance abuse treatment services among other behavioral healthcare services.  To a lesser extent, we also compete with other providers of substance abuse treatment services, including other inpatient behavioral healthcare facilities and general acute care hospitals.

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

The laws and regulations that affect substance abuse treatment providers are complex and change frequently.  We must regularly review our organization and operations and make changes as necessary to comply with changes in the law or new interpretations of laws or regulations. In recent years, significant public attention has focused on the healthcare industry, including attention to the conduct of industry participants and the cost of healthcare services. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other healthcare providers. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity.

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

Licensure, Accreditation and Certification

All of our substance abuse treatment facilities are licensed under applicable state laws where licensure is required. Licensing requirements vary significantly depending upon the state in which a facility is located and the types of services provided.  The types of licensed services that our facilities provide include medical detox, residential, partial hospitalization, intensive outpatient, outpatient treatment, ambulatory detox and community housing.  In addition, our employed case managers, therapists, nurses and medical providers and technicians may be subject to individual state license requirements.

Our facilities that store and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration, or DEA, and abide by DEA regulations regarding controlled substances.  Each of our substance abuse treatment facilities has obtained or is in the process of obtaining accreditation from CARF and/or The Joint Commission, which are the primary accreditation bodies in the substance abuse treatment industry.  This type of accreditation program is intended to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities.  CARF and The Joint Commission require an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is granted for a specified period, typically ranging from one to three years, and renewals of accreditation require completion of a renewal application and an on-site renewal survey.

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that laboratory testing services are accurate, reliable and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Each of our treatment facilities at which waived testing, such as point-of-care drug analysis, glucose monitoring, and pregnancy testing, is performed has a CLIA certificate of waiver.

Our Brentwood, Tennessee, clinical laboratory facility and our Slidell, Louisiana laboratory facility both perform high complexity testing, such as time-of-flight mass spectrometry. Both laboratories hold a CLIA certificate of accreditation, certifying them for complex testing, and are therefore required to meet more stringent requirements than laboratories performing less complex testing. We are regularly subject to survey and inspection to assess compliance with program standards. It is also accredited by COLA and participates in the College of American Pathologists (“CAP”) proficiency program.

CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. A number of states in which we operate have implemented their own regulatory and licensure requirements. In addition, some states require laboratories that solicit or test samples collected from individuals within that state to hold a laboratory license even though the laboratory does not have physical operations within the state. Our Brentwood laboratory facility is licensed as a medical reference laboratory by the state of Tennessee. It is also licensed in other states as required to process test samples originating from individuals within such states.

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

FDA Laws and Regulations

The Food and Drug Administration (“FDA”) has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing. A number of esoteric tests we develop internally are offered as laboratory developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs but has stated that it exercises enforcement discretion for most LDTs performed by high complexity CLIA-certified laboratories. The FDA released draft guidance in 2014 that would increase regulation of LDTs but has indefinitely delayed finalizing the guidance.

Fraud, Abuse and Self-Referral Laws

We do not currently bill or accept payments from Medicare or Medicaid. Therefore, our operations are generally not impacted by the anti-kickback provisions of the Social Security Act, commonly known as the Anti-kickback Statute, or the federal prohibition on physician self-referrals, commonly referred to as the Stark Law. The Anti-kickback Statute prohibits the payment, receipt, offer or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under federal healthcare programs. The Stark Law prohibits physicians from referring Medicare and Medicaid patients to healthcare providers that furnish certain designated health services, including laboratory services and inpatient and outpatient hospital services, if the physicians or their immediate family members have ownership interests in, or other financial arrangements with, the healthcare providers, unless an exception applies. Many states have anti-kickback and physician self-referral prohibitions similar to the federal statutes and regulations. Some of these state laws are drafted broadly to cover all payors (i.e., not restricted to Medicare and other federal healthcare programs), and they often lack interpretative guidance.  A violation of these laws could result in a prohibition on billing payors for such services or an obligation to refund amounts received, result in civil or criminal penalties and adversely affect the state license of any program or facility found to be in violation.

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

One of the most prominent of these laws is the federal False Claims Act, or FCA, which may be enforced by the federal government directly or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene.  When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim, after taking into account 2017 updates to such penalties. These and certain other civil monetary penalties will increase annually based on updates to the consumer price index.

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

Privacy and Security Requirements

There are numerous federal and state regulations that address the privacy and security of client health information. In particular, federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 strictly restrict the disclosure of client identifiable information related to substance abuse and apply to any of our facilities that receive any federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. Further, the Health Insurance Portability and Accountability Act of 1996, or HIPAA privacy and security regulations, extensively regulate the use and disclosure of individually identifiable health information (known as “protected health information”) and require covered entities, which include most health providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require our substance abuse treatment programs and facilities to impose compliance obligations by written agreement on certain contractors to whom our programs disclose client information known as “business associates.” Covered entities may be subject to penalties as a result of a business associate violating HIPAA privacy and security regulations if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to liability under the HIPAA privacy and security regulations.  In instances where our programs act as a business associate to a covered entity, there is the potential for additional liability beyond the program’s covered entity status.

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

After taking into account 2017 updates to penalty amounts, violations of the HIPAA privacy and security regulations may result in civil penalties of up to $55,910 per violation for a maximum civil penalty of $1,677,299 in a calendar year for violations of the same requirement. These penalties will increase annually based on updates to the consumer price index. HIPAA also provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents.  HHS is required to impose penalties for violations resulting from willful neglect and to perform compliance audits.

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

Mental Health Legislation and Reform Efforts

The regulatory framework in which we operate is constantly changing. We may be required to make operational changes to comply with and maximize opportunities created by new or revised laws and regulations. For example, the Mental Health Parity and Addiction Equity Act of 2008, or MHPAEA, is a federal parity law that requires large group health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial requirements and treatment limitations of coverage offered for other illnesses. The scope of coverage offered by health plans must comply with federal and state laws and must be consistent with generally recognized independent standards of current medical practice. The MHPAEA also contains a cost exemption that operates to temporarily exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

The 21st Century Cures Act (“Cures Act”), enacted in 2016, requires development of an action plan for enhanced enforcement of mental health parity requirements and additional compliance guidance for health plans regarding coverage under parity laws. Among other initiatives aimed at improving care for people with mental health and substance use disorders, the Cures Act includes provisions intended to increase the healthcare workforce dedicated to such treatment and expand programs that divert people with mental health and substance use disorders toward alternatives to incarceration. However, the impact of the Cures Act largely depends on its implementation by agencies, such as HHS, and on future appropriations by Congress.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively known as the Affordable Care Act, resulted in extensive change to the healthcare industry, including reform of the health insurance market and adoption of a number of payment reform measures. The Affordable Care Act poses both opportunities and risks for us but, overall, the expansion of health insurance coverage under the law has been beneficial for the substance abuse treatment industry. However, the overall and continued impact of the Affordable Care Act is difficult to determine because of uncertainty around a number of factors, including the impact of the 2016 federal elections. The election of a Republican president and Republican control of both houses of Congress could result in the repeal of the Affordable Care Act or significant changes to the Affordable Care Act, its implementation and its interpretation.

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

Other State Healthcare Laws

Most states have a variety of laws that may potentially impact our operations and business practices.  For instance, many states in which our programs operate prohibit corporations (and other legal entities) from practicing medicine by employing physicians and certain non-physician practitioners.  These prohibitions on the corporate practice of medicine impact how our programs structure their relationships with physicians and other affected non-physician practitioners. These arrangements, however, have typically not been vetted by either a court or the applicable regulatory body.

Similarly, many states prohibit physicians from sharing a portion of their professional fees with any other person or entity.  These so-called fee-splitting prohibitions range from prohibiting arrangements resembling a kickback to broadly prohibiting percentage-based compensation and other variable compensation arrangements with physicians.

If our arrangements with physicians are found to violate a corporate practice of medicine prohibition or a state fee-splitting prohibition, our contractual arrangements with physicians in such states could be adversely affected, which, in turn, may adversely affect both our operations and profitability. Further, we could face sanctions for aiding and abetting the violation of the state’s medical practice act.

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

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. Like other providers of healthcare-related services, we could be subject to claims that our services have resulted in injury to our clients or had other adverse effects. In addition, resident, visitor and employee injuries could also subject us to the risk of litigation. While we believe that quality care is provided to our clients and that we substantially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our financial condition.

We maintain commercial insurance coverage on an occurrence basis for general and professional liability claims with no deductible, a primary $1.0 million per claim limit and an annual aggregate primary limit of $3.0 million with umbrella coverage for an aggregate $20.0 million limit.

Compliance Programs

Compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations.  We seek to conduct our business in compliance with all statutes and regulations applicable to our operations.  To this end, we have established a compliance program that reviews for regulatory compliance procedures, policies and facilities throughout our business.  Our executive management team is responsible for the oversight and operation of our compliance program.  We provide periodic and comprehensive training programs to our personnel, which are intended to promote the strict observance of our policies designed to ensure compliance with the statutes and regulations applicable to us.

On October 21, 2016, certain of our subsidiaries, AAC (formerly known as Forterus, Inc.), Forterus Health Care Services, Inc., and ABTTC, Inc. (the “Defendants”), agreed to the entry of a Permanent Injunction and Final Judgment (the “PIFJ”) with the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the Attorney General of the State of California (“BMFEA”). Pursuant to the terms of the PIFJ, we were required to, among other things, (i) institute a three-year compliance program (the “California Compliance Program”) with respect to our California facilities that includes maintaining or developing and implementing certain policies and procedures to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of our Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program and (iii) establish an oversight committee of the Board of Directors, or a committee of the Board of Directors, to review the adequacy and responsiveness of the California Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, the Defendants shall retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care.

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

Employees

As of December 31, 2016, we employed approximately 2,100 people. During 2016, employees at Sunrise House voted to join the Health Professionals and Allied Employees (“HPAE”) labor union.  None of our other employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

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

Risks Related to Our Business

Our revenues, profitability and cash flows could be materially adversely affected if we are unable to operate certain key treatment facilities, our corporate office or our laboratory facilities.

We derive a significant portion of our revenues from three treatment facilities located in Florida, Nevada and Texas. These treatment facilities accounted for 42.5% of our total revenues in 2016. It is likely that a small number of facilities will continue to contribute a significant portion of our total revenues in any given year for the foreseeable future. Additionally, we have a centralized corporate office that houses our accounting, billing and collections, information technology, marketing and call center departments and two high complexity laboratory facilities that conduct quantitative drug testing and other laboratory services. If any event occurs that would result in a complete or partial shutdown of any of these facilities or our centralized corporate office or two laboratory facilities, including, without limitation, any material changes in legislative, regulatory, economic, environmental or competitive conditions in these states or natural disasters such as hurricanes, earthquakes, tornadoes or floods or prolonged airline disruptions due to a natural disaster or for any reason, such event could lead to decreased revenues and/or higher operating costs, which could have a material adverse effect on our revenues, profitability and cash flows.

An increase in uninsured and underinsured clients or the deterioration in the collectability of the accounts of such clients could have a material adverse effect on our business, financial condition and results of operations.

Collection of receivables from third-party payors and clients is critical to our operating performance. Our primary collection risks are (i) the risk of overestimating our net revenues at the time of billing, which may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner and (v) the risk of non-payment from uninsured or self-pay clients. Additionally, our ability to hire and retain experienced personnel also affects our ability to bill and collect accounts in a timely manner. We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. At December 31, 2016, our allowance for doubtful accounts represented approximately 24.4% of our accounts receivable balance as of such date, with two commercial payors each representing in excess of 10% of the accounts receivable balance as of December 31, 2016. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the client accounts and make adjustments to our allowances as warranted. Significant changes in business operations, payor mix or economic conditions, including changes resulting from legislation or other health reform efforts, including efforts to repeal or significantly change the Affordable Care Act), could affect our collection of accounts receivable, cash flows and results of operations. In addition, increased client concentration in states that permit commercial insurance companies to pay out-of-network claims directly to the client instead of us, such as California and Nevada, could adversely affect our collection of receivables. Increases in the growth of uninsured and underinsured clients or in our provision for doubtful accounts or unexpected changes in reimbursement rates by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

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

Managed care organizations and other third-party payors pay for the services that we provide to many of our clients.  For 2016, approximately 90% of our revenues were reimbursable by third-party payors, including amounts paid by such payors to clients, with the remaining portion payable directly by our clients. If any of these third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, financial condition and results of operations may be materially adversely affected.

In addition to limits on the amounts payors will pay for the services we provide to their members, controls imposed by third-party payors designed to reduce admissions and the length of stay for clients, including preadmission authorizations and utilization review, have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a client by third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill clients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of laboratory or other substance abuse treatment services covered by third-party commercial payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

For certain facilities, we are considered an “out-of-network” provider by the majority of third-party payors, and, therefore, we bill our full charges for services covered by such third-party payors.  Third-party payors generally attempt to limit use of out-of-network providers by requiring clients to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, third-party payors have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from clients to out-of-network providers (i.e., sending payments directly to clients instead to of out-of-network providers), capping out-of-network benefits payable to clients, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws.  If third-party payors impose further restrictions on out-of-network providers, our revenues could be threatened, forcing our facilities to participate with third-party payors and accept lower reimbursement rates compared to our historic reimbursement rates.

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

Estimates of net realizable value are subject to significant judgment and approximation by management.  It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenues.  If our actual collections either exceed or are less than the net realizable value estimates, we will record a revenue adjustment, either positive or negative, for the difference between our estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred.   A significant negative revenue adjustment could have a material adverse effect on our revenues, profitability and cash flows in the reporting period in which such adjustment is recorded. In addition, if we record a significant revenue adjustment, either positive or negative, in any given reporting period, it may lead to significant changes in our results from operations from quarter to quarter, which may limit our ability to make accurate long-term predictions about our future performance.

Certain third-party payors account for a significant portion of our revenues, and the reduction of reimbursement rates or coverage of services by any such payor could have a material adverse effect on our revenues, profitability and cash flows.

For the year ended December 31, 2016, approximately 10.5% of our revenue reimbursements came from Anthem Blue Cross Blue Shield of Florida, 10.4% came from Blue Cross Blue Shield of Texas, and 10.4% came from Aetna. No other payor accounted for more than 10% of our revenue reimbursements for the year ended December 31, 2016. For the year ended December 31, 2015, approximately 15.1% of our revenue reimbursements came from Anthem Blue Cross Blue Shield of Colorado, 12.5% came from Blue Cross Blue Shield of Texas, 11.5% came from Aetna, and 11.1% came from Blue Cross Blue Shield of California. No other payor accounted for more than 10% of our revenue reimbursements for the year ended December 31, 2015. If any of these or other third-party payors reduce their reimbursement rates for the services we provide or otherwise implement measures, such as specialized networks, that reduce the payments we receive, our revenues, profitability and cash flows could be materially adversely affected.

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

In addition, we could be subject to a cyber-attack that bypasses our information technology security systems and other security incidents that result in security breaches, including the theft, loss or misappropriation of individually identifiable health information subject to HIPAA and other privacy and security laws, proprietary business information, or other confidential or personal data. Such an incident could disrupt our information technology business systems, and clinical operations, cause us to incur significant investigation and remediation expenses, and subject us to litigation, government inquiries, penalties and reputational damages. Information security and the continued development, maintenance and enhancement of our safeguards to protect our systems, data, software and networks is a priority for us. As security threats continue to evolve, we may be required to expend significant additional resources to modify and enhance our safeguards and investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches, our business, financial condition and results of operations could be adversely impacted.

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins and similar events.  A failure to implement our disaster recovery plans or ultimately restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.  Because of the confidential health information that we store and transmit, loss of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

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

As of December 31, 2016, we had total debt of $189.1 million outstanding.  We have historically relied on debt financing to fund our real estate development and our operating cash flow requirements, and we expect such debt financing needs to continue.  A summary of the material terms of our indebtedness can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Our operating flexibility is limited in significant respects by the restrictive covenants in our credit facility and subordinated debt and convertible notes, and we may be unable to comply with all covenants in the future.

On March 9, 2015, the Company entered into a five-year senior secured credit facility with Bank of America, N.A., as administrative agent for the lenders party thereto, as amended on July 13, 2016 and February 27, 2017 (the “2015 Credit Facility”). Our 2015 Credit Facility and subordinated debt and convertible notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions limit our and our subsidiaries’ ability to, among other things:

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

In addition, our 2015 Credit Facility requires us to meet certain financial covenants and may preclude additional borrowings. The restrictions may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our 2015 Credit Facility and subordinated debt and convertible notes also contain cross-default and cross-acceleration provisions, respectively, that would apply to each other and to any other material indebtedness we may have. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy.  We cannot assure you that we will be granted any waivers or amendments to the 2015 Credit Facility or under the subordinated debt and convertible notes if for any reason we are unable to comply with the terms of the 2015 Credit Facility and subordinated debt and convertible notes in the future. The breach of any of these covenants or restrictions could result in a default under the 2015 Credit Facility and/or subordinated debt and convertible notes, which could result in the acceleration of our debt. In the event of an acceleration of our debt, we could be forced to apply all available cash flows to repay such debt and could be forced into bankruptcy or liquidation.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of December 31, 2016, we had $51.1 million of working capital. Our acquisition and de novo development strategies will require substantial capital. During 2016, we completed two acquisitions with an aggregate cash purchase price of approximately $19.2 million.  During the same period, we purchased a property for approximately $5.4 million.

To fund our acquisition and development strategies, we may consider raising additional funds through various financing sources, including the sale of our common or preferred stock and the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

Given the addiction and mental health issues of clients and the nature of the services provided, the substance abuse treatment industry is heavily regulated by governmental agencies and involves significant risk of liability.  We and others in our industry are exposed to the risk of governmental investigations and lawsuits or other claims against us and our physicians and other professionals arising out of our day to day business operations, including, without limitation, client treatment at our facilities and relationships with healthcare providers that may refer clients to us.  Addressing any investigations, lawsuits or other claims may distract management and divert resources, even if we ultimately prevail.  Regardless of the outcome of any such investigation, lawsuit or claim, the publicity and potential risks associated with the investigation, lawsuit or claim could negatively impact the perception of the Company by clients, investors or others.  Fines, restrictions, penalties and damages imposed as a result of an investigation or a successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability.  Our insurance premiums have increased year over year, and insurance coverage may not be available at a reasonable cost in the future, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

Increased labor union activity is another factor that could adversely affect our labor costs. A labor union, HPAE, represents employees at Sunrise House. As a result, with respect to our Sunrise House facilities, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. Although we are not aware of any union organizing activity at any of our other facilities, we are unable to predict whether any such activity will take place in the future.

We depend heavily on key executives and other key management personnel, and the departure of one or more of our key executives could have a material adverse effect on our business, financial condition and results of operations.

The expertise and efforts of our key executives, including our chief executive officer, and other management personnel are critical to the success of our business. We do not currently have employment agreements or non-competition covenants with any of our key executives. The loss of the services of one or more of our key executives could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities.  Furthermore, if one or more of our key executives were to terminate employment with us and engage in a competing business, we would be subject to increased competition, which could have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure, certification and accreditation of substance abuse treatment services;

•	licensure, CLIA certification and accreditation of laboratory services;

•	handling, administration and distribution of controlled substances;

•	necessity and adequacy of care, quality of services, and qualifications of professional and support personnel;

•	referrals of clients and permissible relationships with physicians and other referral sources;

•

claim submission and collections, including penalties for the submission of, or causing the submission of, false, fraudulent or misleading claims and the failure to repay overpayments in a timely manner;

•	consumer protection issues and billing and collection of client-owed accounts issues;

•	privacy and security of health-related information, client personal information and medical records;

•	physical plant planning, construction of new facilities and expansion of existing facilities;

•	activities regarding competitors;

•	FDA laws and regulations related to drugs and medical devices;

•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

•	health and safety of employees;

•	handling, transportation and disposal of medical specimens and infectious and hazardous waste; and

•	corporate practice of medicine, fee-splitting, self-referral and kickback prohibitions.

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

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing client privacy and security concerns. In particular, federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 strictly restrict the disclosure of client identifiable information related to substance abuse. These requirements apply to any of our facilities that receive any federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. In addition, the federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive requirements on the use and disclosure of individually identifiable health information (known as “protected health information”) and to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to their health information and impose substantial administrative obligations on our facilities, including the requirement to enter into written agreements with contractors, known as business associates, to whom our programs disclose protected health information. We may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be our agent.  Covered entities must notify individuals, the U.S. Department of Health and Human Services, or HHS, and, in some cases, the media of breaches involving unsecured protected health information. HHS and state attorneys general are authorized to enforce these regulations. Violations of the HIPAA privacy and security regulations may result in significant civil and criminal penalties, and data breaches and other HIPAA violations may give rise to class action lawsuits by affected clients under state law.

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

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste and abuse, including $10 million for each of federal fiscal years 2017 through 2020. From time to time, the HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Although we do not currently bill Medicare or Medicaid for substance abuse treatment services, there is a risk that specific investigation initiatives could be expanded to include our treatment facilities. In addition, increased government enforcement activities, even if not directed towards our treatment facilities, also increase the risk that our facilities, physicians and other clinicians furnishing services in our facilities, or our executives and directors, could be named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations. Any governmental investigations, private litigation or other legal proceedings involving any of our facilities, our executives or our directors, even if we ultimately prevail, could result in significant expense and could adversely affect our reputation or profitability. In addition, we may be required to make changes in our laboratory or other substance abuse treatment services as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

Changes to federal, state and local regulations, as well as different or new interpretations of existing regulations, could adversely affect our operations and profitability.

Because our treatment programs and operations are regulated at federal, state and local levels, we could be affected by regulatory changes in different regional markets. Increases in the costs of regulatory compliance and the risks of noncompliance may increase our operating costs, and we may not be able to recover these increased costs, which may adversely affect our results of operations and profitability.

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

We are subject to uncertainties regarding the direction and impact of healthcare reform efforts, particularly following the 2016 federal elections.

The healthcare industry is subject to changing political, regulatory, scientific, and technological changes, which have resulted and may continue to result in initiatives intended to reform the industry. For example, the 2016 federal elections, which resulted in the election of a Republican president and Republican majorities in both houses of Congress, increased the likelihood of repeal or significant changes to the Affordable Care Act. These elections may also impact how the executive branch implements the law and how the federal government responds to lawsuits challenging the law. As currently structured, the Affordable Care Act provides for increased access to coverage for healthcare and seeks to reduce healthcare-related expenses. For example, it requires all new small group and individual market health plans to cover ten essential health benefit categories, which include substance abuse addiction and mental health disorder services. We are unable to predict the full impact of the Affordable Care Act and related regulations or the impact of its repeal or modification on our operations in light of the uncertainty regarding whether or how the law will be changed, what alternative reforms, if any, may be enacted, or what other actions may be taken. Any government efforts related to health reform may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Moreover, the general uncertainty of health reform efforts, particularly if Congress elects to repeal provisions of the Affordable Care Act but delays the implementation of repeal or fails to enact replacement provisions at the time of repeal, may negatively impact our payment sources or demand for our services.

The expansion of health insurance coverage under the Affordable Care Act has been beneficial to the substance abuse treatment industry. This is due, in part, to higher demand for treatment services, which resulted from the requirement that small group and individual market plans comply with the requirements of the Mental Health Parity and Addiction Equity Act of 2008, which previously applied only to group health plans and group insurers. The 21st Century Cures Act requires development of an action plan for enhanced enforcement of mental health parity requirements and additional guidance for health plans regarding compliance with parity laws. Increased demand for treatment services may bring new competitors to the market, some of which may be better capitalized and have greater market penetration than we do. In addition, we expect increased demand for substance abuse treatment services to increase the demand for case managers, therapists, medical technicians and others with clinical expertise in substance abuse treatment, which may make it more difficult to adequately staff our substance abuse treatment facilities and could significantly increase our costs in delivering treatment, which may adversely affect both our operations and profitability.

One of the many impacts of the Affordable Care Act and subsequent legislation has been a dramatic increase in payment reform efforts by federal and state government payors as well as commercial payors. These efforts take many forms, including the growth of Accountable Care Organizations, pay-for-performance bonus arrangements, partial capitation arrangements and the bundling of services into a single payment. One result of these efforts is that more risk of the overall cost of care is being transferred to providers. As institutional providers and their affiliated physicians assume more risk for the cost of care, we expect more services to be furnished within provider networks formed to accept these types of payment reform. Our ability to compete and to retain our traditional sources of clients may be adversely affected by our exclusion from such networks or our inability to be included in such networks.

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

The construction of new healthcare facilities, the expansion, transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require a determination of public need and prior approval by state regulatory agencies under certificate of need (“CON”) laws. Review of CONs and other healthcare planning initiatives may be lengthy and may require public hearings. States in which we now or may in the future operate may require CONs under certain circumstances not currently applicable to us or may impose standards and other health planning requirements upon us. Violation of these state laws and our failure to obtain any necessary state approval could:

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

We may be unable to successfully implement the Compliance Program or timely implement recommendations made by the Compliance Officer in connection with the Compliance Program or otherwise comply with the Permanent Injunction and Final Judgment.

On October 21, 2016, the Defendants, agreed to the entry of the PIFJ with BMFEA relating to the criminal charges filed against the Defendants in connection with the death of a client in 2010 at one of our former locations.  Pursuant to the terms of the PIFJ, we were required to, among other things, (i) institute the California Compliance Program with respect to our California facilities that includes maintaining or developing and implementing certain policies and procedures to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of our Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program and (iii) establish an oversight committee of the Board of Directors, or a committee of the Board of Directors, to review the adequacy and responsiveness of the California Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, the Defendants shall retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care.

We have incurred, and expect to continue to incur, significant costs in connection with the California Compliance Program and with the PIFJ. The Compliance Officer has completed the initial implementation of the California Compliance Program, but such efforts will be ongoing during the full term of the California Compliance Program. If we are not able to successfully fulfill our obligations under the California Compliance Program or timely implement recommendations made by the Compliance Officer in connection with the California Compliance Program, the BMFEA may pursue remedies under the PIFJ, including assessment of fines and civil and criminal actions.  Should the BMFEA pursue remedies under the PIFJ, we could face significant fines and actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our directors, executive officers and certain employees and their respective affiliates have substantial control over the company and could delay or prevent a change in corporate control.

Our directors, executive officers and certain employees owned, in the aggregate, approximately 53.4% of our outstanding common stock as of December 31, 2016.  Michael T. Cartwright, our Chairman and Chief Executive Officer, and his affiliates owned approximately 21.7% of our common stock, and Jerrod N. Menz, our former President, a former member of our Board of Directors and an employee of the Company, and his affiliates owned approximately 19.0% of our common stock in each case as of December 31, 2016.  As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A listing of our owned and leased facilities is included in Item 1 of this report under the heading “Facilities.” Additionally, we lease approximately 102,000 square feet of office space located at 200 Powell Place, Brentwood, Tennessee for our corporate headquarters and call center.  The initial term of the lease is for ten years, with one option to extend the lease for five years. We also lease approximately 11,000 square feet of laboratory space in Brentwood, Tennessee to perform quantitative drug testing and other laboratory services that support our treatment facilities. The lease for our Brentwood, Tennessee laboratory space expires in May 2018.  We also lease approximately 11,000 square foot laboratory space in Slidell, Louisiana that operates as the Townsend in-network laboratory.  We believe that these facilities are in good condition and suitable for our present requirements.

Item 3. Legal Proceedings.

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Annual Report on Form 10-K. Certain of the matters referenced below are also discussed in Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

State of California

 On October 21, 2016, AAC (formerly known as Forterus, Inc.), Forterus Health Care Services, Inc., and ABTTC, Inc. (collectively, the “Defendants,” each of which is a direct or indirect subsidiary of Holdings) agreed to the entry of a Permanent Injunction and Final Judgment (the “PIFJ”) with the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the Attorney General of the State of California (“BMFEA”) relating to the criminal charges filed against the Defendants in connection with the death of a client in 2010 at one of the Company’s former locations. The PIFJ generally provides, among other things and subject to certain limitations, that the State of California (i) dismiss all criminal charges against the Defendants in connection with the case entitled People v. McCausland, et al. (Case No. SWF1501351) and not file or seek to file any other criminal charges against the Defendants in connection with the death of such client or in connection with such client’s admission or care; (ii) release all civil claims against the Defendants and their officers, directors and employees for conduct, acts or omissions arising out of or in connection with the quality of resident care or resident admissions and occurring prior to the effective date of the PIFJ at any California facility owned, licensed, operated, managed or controlled by Defendants, and (iii) release such parties from any civil false claims and claims for fraud (both statutory and common law) under California law.

Pursuant to the terms of the PIFJ, among other things and subject to certain limitations, Defendants shall (i) institute a three-year compliance program (the “Compliance Program”) with respect its California facilities that includes, to the extent not already established, that certain policies and procedures are maintained or developed and implemented to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of Holdings’ Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program; and (iii) establish an oversight committee of its Board of Directors or a committee of the Board of Directors, to review the adequacy and responsiveness of the Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, the Defendants shall retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care. The PIFJ also required that the Defendants pay $549,986 toward the costs of the investigation and $200,000 as a civil monetary penalty.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

Our common stock is listed for trading on the NYSE under the symbol “AAC.” The following table sets forth the high and low sale prices of our common stock as reported by the NYSE during the indicated quarters.

	High	Low
2016
First Quarter	$24.11	$14.36
Second Quarter	$22.91	$17.70
Third Quarter	$24.38	$16.51
Fourth Quarter	$19.98	$6.01

2015
First Quarter	$38.43	$23.94
Second Quarter	$45.48	$30.00
Third Quarter	$46.60	$15.09
Fourth Quarter	$28.72	$18.25

 On February 24, 2017, the closing price of our common stock on the NYSE was $7.58 per share. As of February 24, 2017, there were 417 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock during the period from October 2, 2014 (the day our common stock began trading on the NYSE) through December 31, 2016, with the cumulative total return of the S&P 500 Index and the S&P Health Care Index.   The S&P 500 Index includes 500 companies representing all major industries. The S&P Health Care Index is a group of 59 companies involved in a variety of healthcare related businesses.   The graph assumes $100 invested on October 2, 2014 in our common stock and in each index and assumes reinvestment of dividends, if any.  Stock price performance shown in the graph is not necessarily indicative of future stock performance.

	10/2/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
AAC Holdings, Inc.	$100.00	167.14	235.46	103.03	123.35	39.14
S&P 500	$100.00	105.79	106.01	105.02	107.85	115.04
S&P 500 Health Care Index	$100.00	108.38	117.86	114.03	113.51	109.06

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

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2016, the Company had no publicly announced plans or programs to repurchase shares. However, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total number of shares purchased	Aggregate price paid per share
October 1, 2016 through October 31, 2016	5,159	$17.16
November 1, 2016 through November 30, 2016	—	—
December 1, 2016 through December 31, 2016	14,145	$7.24

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share and per share amounts)
Income Statement Data:
Revenues
Client related revenue	$270,569	$205,752	$132,968	$115,741	$66,035
Other revenue	9,201	6,509	—	—	—
Total revenue	$279,770	$212,261	$132,968	$115,741	$66,035

Operating expenses
Salaries, wages and benefits	141,073	91,406	54,707	46,856	25,680
Client related services	24,446	15,754	10,794	7,986	8,389
Provision for doubtful accounts	21,485	18,113	11,391	10,950	3,344
Advertising and marketing	18,275	20,821	15,683	13,493	8,667
Professional fees	16,468	10,316	8,075	10,277	5,430
Other operating expenses	29,627	22,708	13,518	11,615	6,384
Rentals and leases	7,363	5,298	2,106	4,634	3,614
Litigation settlement	1,292	2,379	487	2,588	—
Restructuring	—	—	—	806	—
Depreciation and amortization	17,686	7,837	4,662	3,003	1,288
Acquisition-related expenses	2,691	3,401	845	—	—
Total operating expenses	280,406	198,033	122,268	112,208	62,796
(Loss) income from operations	(636)	14,228	10,700	3,533	3,239
Interest expense, net	8,175	3,607	1,872	1,390	980
Gain on contingent consideration	(1,350)	—	—	—	—
Bargain purchase gain	—	(1,775)	—	—	—
Other (income) expense, net	(500)	(725)	(93)	36	12
(Loss) income before income tax expense	(6,961)	13,121	8,921	2,107	2,247
Income tax (benefit) expense	(1,220)	4,780	2,555	615	1,148
Net (loss) income	(5,741)	8,341	6,366	1,492	1,099
Less: net loss (income) attributable to noncontrolling interest	5,152	2,833	1,182	(706)	405
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(589)	11,174	7,548	786	1,504
Deemed contribution-redemption of Series B Preferred Stock	—	—	—	1,000	—
BHR Series A Preferred Unit dividend	—	(147)	(693)	—	—
Redemption of BHR Series A preferred Units	—	(534)	—	—	—
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(589)	$10,493	$6,855	$1,786	$1,504
Earnings per share attributable to common stockholders:
Basic earnings per common share	$(0.03)	$0.49	$0.41	$0.13	$0.12
Diluted earnings per common share	$(0.03)	$0.48	$0.41	$0.12	$0.12
Weighted-average common shares outstanding:
Basic	22,718,117	21,605,037	16,557,655	13,855,797	12,208,160
Diluted	22,718,117	21,661,259	16,619,180	14,291,937	12,363,164

Balance Sheet Data (as of the end of the period):
Cash and cash equivalents	$3,964	$18,750	$48,540	$2,012	$740
Working capital	$51,137	$52,187	$63,153	$1,220	$3,190
Total assets	$383,884	$316,049	$145,952	$81,638	$53,598
Total debt, including current portion	$189,106	$145,141	$28,641	$43,075	$25,222
Total stockholders' equity, including noncontrolling interests	$154,788	$136,488	$95,141	$11,883	$4,678

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this Annual Report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning Holdings’ (collectively with its subsidiaries; “AAC Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) uncertainties regarding the timing of the closing of acquisitions; (vi) our failure to achieve anticipated financial results from contemplated acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) a disruption in our ability to perform diagnostic drug testing services; (ix) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (x) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders; (xi) our inability to agree on conversion and other terms for the balance of convertible debt; (xii) our inability to meet our covenants in the loan documents; (xiii) our inability to obtain senior lender consent to exceed the current $50 million limit in unsecured subordinated debt; (xiv) our inability to integrate newly acquired facilities; and (xv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate.  Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In addition to our inpatient and outpatient treatment services, we perform drug testing and diagnostics laboratory services and provide physician services to our clients.  As of December 31, 2016, we operated 12 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,140 beds, which includes 668 licensed detoxification beds, 18 standalone outpatient centers, and 202 sober living beds across three locations.

We are in the process of expanding Oxford Treatment Center, where we opened an additional 24 residential beds in September 2016 and currently anticipate completing an additional 24 residential beds and 48 sober living beds in the second quarter of 2017.  In addition, we have leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where we intend to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational in the second quarter of 2017, subject to receiving licensure, and will be operated by Townsend’s clinical staff.

We are also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets that service millions of website visits each month.  Through our websites, such as Rehabs.com and Recovery.org, we serve families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

2016 Developments

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

On September 22, 2016, we completed the addition of 24 residential beds at Oxford Treatment Center and currently expect to complete the construction of an additional 24 residential beds licensed for detoxification and an additional 48 sober living beds by the end of the first quarter of 2017.

On September 29, 2016, Singer Island transferred substantially all of its assets to Recovery First and now operates as Recovery First West Palm.  In conjunction with this asset transfer, Recovery First West Palm will begin accepting clients with in-network benefits.

On December 13, 2016, we leased one floor from New Orleans East Hospital where we intend to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational in the first half of 2017, subject to receiving licensure, and will be operated by Townsend’s clinical staff.

New Property Developments and Acquisitions

On April 1, 2016, we completed the Townsend Acquisition for $22.0 million, consisting of $13.5 million in cash and $8.5 million in restricted shares (447,369 shares) of common stock. The cash portion of the transaction was funded from borrowings pursuant to the Deerfield Facility (as later defined).  In the Townsend Acquisition, we acquired a substance abuse treatment provider in Louisiana that operates seven in-network outpatient centers delivering intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana that has 20 beds licensed for detoxification and inpatient treatment. Townsend also operates an in-network lab that services these facilities.  We are utilizing the in-network lab to continue servicing Townsend’s current lab customers and have begun servicing AAC’s in-network residential and outpatient facilities in Florida, New Jersey and Rhode Island.

On April 18, 2016, we acquired Resolutions Arlington, a 100-room hotel in Arlington, Texas, for $5.35 million in cash and are currently in the process of converting the property into sober living beds that will be used in support of the Greenhouse Outpatient Center. The acquisition was funded from borrowings on the Deerfield Facility. We began accepting sober living clients at the end of the third quarter of 2016 and currently have a total of 64 sober living beds at Resolutions Arlington. We currently anticipate completion of the remaining renovations in the second quarter of 2017 which will result in 60 additional sober living beds.

In April 2016, we began the development of a 150-bed residential treatment center at the site of a former convent on 96 acres in Ringwood, New Jersey. The facility is expected to be completed in the first half of 2018 with a projected capital investment of approximately $25.0 million.

On May 3, 2016, we completed the Solutions Recovery Acquisition for an aggregate $13.0 million, consisting of $6.75 million in cash and $6.25 million of restricted shares (309,871 shares) of common stock (the “Solutions Acquisition”). The cash portion of the purchase price was funded from borrowings pursuant to the Deerfield Facility. Solutions provides detoxification, residential and intensive outpatient treatment as well as sober living services in the greater Las Vegas area. The acquisition included:

•	124 Sober Living Beds
•	80 Licensed In-Network Detox, Residential and Halfway House Beds
•	Two Licensed, In-Network Outpatient Centers

We are currently in the process of renovating the sober living services we acquired in conjunction with the Solutions Acquisition to accommodate an additional 14 sober living beds that we currently expect to complete in the second quarter of 2017.

Financing

In connection with the second quarter 2016 acquisitions of Solutions, Townsend and the hotel in Arlington, Texas, we drew down an aggregate $25.0 million of unsecured subordinated debt under the Deerfield Facility. The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020. The $25.0 million of unsecured subordinated debt can be repaid under certain conditions without penalty prior to October 2, 2017.

On July 13, 2016, we amended our 2015 Credit Facility, which increased the current borrowing capacity from $121.3 million to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan.  The 2015 Credit Facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% and 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on our leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity, subject to certain consents and conditions, including obtaining additional commitments from lenders.

On February 27, 2017, we amended our 2015 Credit Facility to, among other things, provide for certain modifications to the terms of our Credit Agreement, dated as of March 19, 2015, as amended from time to time (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4:25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which will be applicable when the Consolidated Total Leverage Ratio is equal to or exceeds 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New

Pricing Level from the date of such amendment until the first business day following the date we deliver our next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under its covenant calculation to account for its February 2017 reduction in workforce.

For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Relationships.”

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances. We recognize revenues at the estimated net realizable value in the period in which services are provided. For the years ended December 31, 2016 and 2015, approximately 90% of our client related revenues were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenues payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility.

For the year ended December 31, 2016, approximately 10.5% of our client related revenue reimbursements came from Anthem Blue Cross Blue Shield of Florida, 10.4% came from Blue Cross Blue Shield of Texas, and 10.4% came from Aetna. No other payor accounted for more than 10% of our client related revenue reimbursements for the year ended December 31, 2016.  For the year ended December 31, 2015, approximately 15.1% of our client related revenue reimbursements came from Anthem Blue Cross Blue Shield of Colorado, 12.5% came from Blue Cross Blue Shield of Texas, 11.5% came from Aetna and 11.1% came from Blue Cross Blue Shield of California.  No other payor accounted for more than 10% of our client related revenue reimbursements for the year ended December 31, 2015.

The following table summarizes the composition of our client related revenues for detoxification and residential treatment services, partial hospitalization and intensive outpatient treatment services, and point-of-care drug testing and diagnostic laboratory services, and professional groups and other ancillary services for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Detoxification and residential treatment services	39%	32%
Partial hospitalization and intensive outpatient treatment services	36%	38%
Point-of-care drug testing and definitive laboratory services	24%	28%
Professional groups and other ancillary services	1%	2%

The increase in detoxification and residential treatment services as a percentage of client related revenues and the decrease in partial hospitalization and intensive outpatient treatment services as a percentage of client related revenues was primarily related to the 39% increase in licensed detoxification beds during 2016 as a result of acquisitions and the opening of Laguna Treatment Hospital. As of December 31, 2016, we had 668 licensed detoxification beds compared to 482 licensed detoxification beds as of December 31, 2015.

The decrease in point-of-care drug testing and diagnostic laboratory services as a percentage of client related revenues in 2016 compared to 2015 was primarily related to a combination of a decrease in the number of tests performed on a per client basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services.  We currently expect a continued decline in reimbursement rates and revenues for point-of-care testing and diagnostic laboratory services during 2017. However, we also currently anticipate that the declines in revenues from point-of-care testing and diagnostic laboratory services may be partially offset by providing laboratory services to clients of third party providers.

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

Our accounts receivable primarily consists of amounts due from commercial payors. The client self-pay portion is usually collected upon admission and in limited circumstances the client will make a deposit and negotiate the remaining payments as part of the services. We do not recognize revenue for any amounts not collected from the client in either of these situations. From time to time, we may provide free care to a limited number of clients, which we refer to as scholarships. We do not recognize revenues for scholarships provided. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company and are continuing to pursue additional collections for the estimated remaining balance outstanding.

Other Revenue.  Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC (“RSG”) and its wholly owned subsidiary, Recovery Brands, LLC (“Recovery Brands”), which was acquired July 2, 2015 (the “RSG Acquisition”), and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

Operating Expenses. Our operating expenses are primarily impacted by nine categories of expenses: salaries, wages and benefits; client related services; provision for doubtful accounts; advertising and marketing; professional fees; other operating expenses; rentals and leases; depreciation and amortization; and acquisition-related expenses.

•

Salaries, wages and benefits. We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others. Our clinical salaries, wages and benefits expense is largely driven by the total number of beds in our facilities, our average daily residential census and the number of our outpatient visits. We also employ a professional sales force and staff a centralized call center. Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff and senior management.

•

Client related services. Client related services consist of physician and medical services as well as client meals, pharmacy, travel, and various other expenses associated with client treatment. Client related services are significantly influenced by our average daily residential census.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of December 31, 2016, substantially all of accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

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

Results of Operations

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$270,569	96.7	$205,752	96.9	$132,968	100.0
Other revenue	9,201	3.3	6,509	3.1	—	—
Total revenue	$279,770	100.0	$212,261	100.0	$132,968	100.0

Operating expenses
Salaries, wages and benefits	141,073	50.4	91,406	43.1	54,707	41.1
Client related services	24,446	8.7	15,754	7.4	10,794	8.1
Provision for doubtful accounts	21,485	7.7	18,113	8.5	11,391	8.6
Advertising and marketing	18,275	6.5	20,821	9.8	15,683	11.8
Professional fees	16,468	5.9	10,316	4.9	8,075	6.1
Other operating expenses	29,627	10.6	22,708	10.7	13,518	10.2
Rentals and leases	7,363	2.6	5,298	2.5	2,106	1.6
Litigation settlement	1,292	0.5	2,379	1.1	487	0.4
Depreciation and amortization	17,686	6.3	7,837	3.7	4,662	3.5
Acquisition-related expenses	2,691	1.0	3,401	1.6	845	0.6
Total operating expenses	280,406	100.2	198,033	93.3	122,268	92.0
(Loss) income from operations	(636)	(0.2)	14,228	6.7	10,700	8.0
Interest expense, net	8,175	2.9	3,607	1.7	1,872	1.4
Gain on contingent consideration	(1,350)	(0.5)	—	—	—	—
Bargain purchase gain	—	—	(1,775)	(0.8)	—	—
Other income, net	(500)	(0.2)	(725)	(0.3)	(93)	(0.1)
(Loss) income before income tax expense	(6,961)	(2.5)	13,121	6.2	8,921	6.7
Income tax (benefit) expense	(1,220)	(0.4)	4,780	2.3	2,555	1.9
Net (loss) income	(5,741)	(2.1)	8,341	3.9	6,366	4.8
Less: net loss attributable to noncontrolling interest	5,152	1.8	2,833	1.3	1,182	0.9
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(589)	(0.2)	11,174	5.3	7,548	5.7
BHR Series A Preferred Unit dividend	—	—	(147)	(0.1)	(693)	(0.5)
Redemption of BHR Series A Preferred Units	—	—	(534)	(0.3)	—	—
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(589)	(0.2)	$10,493	4.9	$6,855	5.2

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Client Related Revenue

Client related revenues increased $64.8 million, or 31.5%, to $270.6 million for the year ended December 31, 2016 from $205.8 million for the year ended December 31, 2015.  Revenues were positively impacted by our 2015 and 2016 acquisitions and de novo facilities as well as an increase in average daily residential census and outpatient visits at our 18 standalone outpatient centers, partially offset by a decrease in average daily residential revenue.

Our average daily residential census increased by 45.6% to 818 clients for the year ended December 31, 2016 from 562 clients for the year ended December 31, 2015.  The increase in the residential average daily census was primarily driven by the acquisitions completed in 2015 and 2016. Our bed capacity at our residential treatment facilities increased 27.1% to 1,140 beds at December 31, 2016 from 897 beds at December 31, 2015.

Our average daily residential revenue decreased 14.9% to $800 for the year ended December 31, 2016 from $940 for the year ended December 31, 2015.  The decline in the average daily residential revenue was significantly impacted by a greater percentage of client related revenues being derived from in-network facilities/beds during the year ended December 31, 2016 as compared to December 31, 2015. Our average daily residential revenue derived from in-network facilities/beds is generally lower than our average daily residential revenue derived from out-of-network facilities/beds.  For the year ended December 31, 2016 approximately 16.4% of

our client related revenue was derived from in-network facilities/beds versus 6.3% for the year ended December 31, 2015.    We currently expect that the percentage of our client related revenue derived from in-network facilities/beds will increase during 2017 primarily as a result of a full year impact of the Townsend Acquisition and Solutions Acquisition which are principally in-network facilities. Townsend was acquired in April 2016 and Solutions was acquired in May of 2016.

Outpatient visits increased 281.8% to 49,173 for the year ended December 31, 2016 from 12,879 for the year ended December 31, 2015. The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate.   At December 31, 2016, we operated 18 standalone outpatient centers versus nine standalone outpatient centers at December 31, 2015.

Partially offsetting the increase in client related revenue as a result of increases in average daily census and outpatient visits is a decline in revenue from point-of-care testing and diagnostic laboratory services.  As a percentage of client related revenues, point-of-care drug testing and diagnostic laboratory services were 24% and 28% for the year ended December 31, 2016 and 2015, respectively.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per client basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services. As a percentage of client related revenues, point-of-care drug testing and diagnostic laboratory services were 20% for the quarter ended December 31, 2016. We currently anticipate continued declines in reimbursement rates for revenue from point-of-care testing and diagnostic laboratory services. However, we also currently anticipate that the declines in revenues from point-of-care testing and diagnostic laboratory services may be partially offset by providing laboratory services to clients of third party providers.

Other Revenue

Other revenue increased $2.7 million, or 41.4%, to $9.2 million for the year ended December 31, 2016 from $6.5 million for the year ended December 31, 2015.  Our other revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $49.7 million, or 54.3%, to $141.1 million for the year ended December 31, 2016 from $91.4 million for the year ended December 31, 2015.  The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers.  Our number of employees increased by approximately 500 employees, or 31.3%, to approximately 2,100 employees at December 31, 2016 from approximately 1,600 employees at December 31, 2015.  Also contributing to the increase are increased employee health insurance costs. Health insurance costs increased $5.7 million for the year ended December 31, 2016.  There was also an increase in stock based compensation of $3.0 million to $8.8 million for the year ended December 31, 2016 compared to $5.8 million for the year ended December 31, 2015.  As a percentage of revenues, salaries, wages and benefits were 50.4% of total revenues for the year ended December 31, 2016 compared to 43.1% of total revenues for the year ended December 31, 2015. The increase in salaries, wages and benefits as a percentage of revenues is primarily related to the increases in health insurance costs and stock based compensation noted above.  Also contributing to the increase in salaries, wages and benefits as a percentage of revenues is the previously noted decline point-of-care testing and diagnostic laboratory services revenue where we tend to experience lower labor costs.

Client Related Services

Client related services expenses increased $8.7 million, or 55.2%, to $24.4 million for the year ended December 31, 2016 from $15.8 million for the year ended December 31, 2015.  The increase in expense was primarily related to the growth in the average daily residential census to 818 for the year ended December 31, 2016 from 562 for the year ended December 31, 2015.  As a percentage of revenues, client related services expenses were 8.7% of total revenues for the year ended December 31, 2016 compared to 7.4% of total revenues for the year ended December 31, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $3.4 million, or 18.6%, to $21.5 million for the year ended December 31, 2016 from $18.1 million for the year ended December 31, 2015.  The increase in the provision for doubtful accounts was primarily related to the increase in total revenues.  As a percentage of revenues, the provision for doubtful accounts was 7.7% of total revenues for the year ended December 31, 2016 compared to 8.5% of total revenues for the year ended December 31, 2015.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of December 31, 2016, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of December 31, 2016 and 2015:

	Current	31-180 Days	Over 180 Days	Total
December 31, 2016	26.5%	36.1%	37.4%	100.0%
December 31, 2015	25.7%	43.0%	31.3%	100.0%

The aging of our accounts receivable continue to be negatively impacted by increased documentation requests from commercial payors prior to payment and slower collections related to laboratory services.  Our days sales outstanding was 111 days as of and for the quarter ended December 21, 2016 compared with 96 days as of and for the quarter ended December 31, 2015.

Advertising and Marketing

Advertising and marketing expenses decreased $2.5 million, or 12.2%, to $18.3 million for the year ended December 31, 2016 from $20.8 million for the year ended December 31, 2015.  The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds and efficiencies gained through the RSG Acquisition and Taj Media, a premier digital marketing agency with significant experience in the substance abuse treatment industry (the “Taj Media Acquisition”) in July 2015.  As a percentage of revenues, advertising and marketing expenses were 6.5% of total revenues for the year ended December 31, 2016 compared to 9.8% of total revenues for the year ended December 31, 2015.

Professional Fees

Professional fees increased $6.2 million, or 59.6%, to $16.5 million for the year ended December 31, 2016 compared to $10.3 million for the year ended December 31, 2015.  As a percentage of revenues, professional fees were 5.9% of total revenues for the year ended December 31, 2016 compared to 4.9% of total revenues for the year ended December 31, 2015.  The increase in professional fees was primarily related to approximately $7.4 million in professional fees associated with certain litigation costs in California incurred for the year ended December 31, 2016 as compared to $3.1 million incurred for the year ended December 31, 2015. See Note 16 to the consolidated financial statements for further discussion and “Litigation Settlement” below.

Other Operating Expenses

Other operating expenses increased $6.9 million, or 30.5%, to $29.6 million for the year ended December 31, 2016 from $22.7 million for the year ended December 31, 2015.  The increase was primarily the result of additional operating expenses associated with the acquisitions completed in 2015 and 2016, the opening of River Oaks in October 2015, and the opening of Laguna Treatment Hospital in June 2016.  As a percentage of revenues, other operating expenses were 10.6% of total revenues for the year ended December 31, 2016 compared to 10.7% of total revenues for the year ended December 31, 2015.

Rentals and Leases

Rentals and leases increased $2.1 million, or 39.0%, to $7.4 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015.  As a percentage of revenues, rentals and leases were 2.6% of total revenues for the year ended December 31, 2016 compared to 2.5% of total revenues for the year ended December 31, 2015.  The increase was primarily the result of increased rent as a result of the acquisitions completed in 2015 and 2016 and the lease associated with our new corporate headquarters and call center beginning in June 2015.

Litigation Settlement

Litigation settlement expense decreased $1.1 million, or 45.7%, to $1.3 million for the year ended December 31, 2016 from $2.4 million for the year ended December 31, 2015.  Litigation settlement expense for the year ended December 31, 2016, includes approximately $750,000 related to the State of California litigation settlement and approximately $350,000 related to the New Jersey Department of Banking and Insurance matter related to reserves established for the settlement of the Horizon Blue Cross Blue Shield of New Jersey complaint in October 2015.  For further discussion of significant legal matters, see Note 16 to the Company’s consolidated financial statements included in this annual report.

Depreciation and Amortization

Depreciation and amortization expense increased $9.8 million, or 125.7%, to $17.7 million for the year ended December 31, 2016 from $7.8 million for the year ended December 31, 2015.  Depreciable and amortizable assets were $109.1 million and $88.4 million as of December 31, 2016 and 2015, respectively. As a percentage of revenues, depreciation and amortization expense was 6.3% of total revenues for the year ended December 31, 2016, compared to 3.7% of total revenues for the year ended December 31, 2015.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 and 2016 acquisitions, a full year of depreciation related to River Oaks, which was opened in October 2015, and the opening of Laguna Treatment Hospital in June 2016.

Acquisition-related Expense

Acquisition-related expense decreased $0.7 million, or 20.9%, to $2.7 million for the year ended December 31, 2016 from $3.4 million for the year ended December 31, 2015.  The decrease in acquisition-related expense for the year ended December 31, 2016 was primarily related to professional fees and travel costs associated with our acquisition activity in fiscal 2016 as compared to 2015.  As a percentage of revenues, acquisition-related expense was 1.0% of total revenues for the year ended December 31, 2016, compared to 1.6% of total revenues for the year ended December 31, 2015.

Interest Expense

Interest expense increased $4.6 million, or 126.6%, to $8.2 million for the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015.  The increase in interest expense was primarily the result of an increase in outstanding debt and in interest rates.  Outstanding debt at December 31, 2016 was approximately $189.1 million compared to $145.1 million at December 31, 2015.  Our weighted average interest rate on outstanding debt at December 31, 2016 was 5.0% compared to 3.0% at December 31, 2015.  As a percentage of revenues, interest expense was 2.9% of total revenues for the year ended December 31, 2016 compared to 1.7% of total revenues for the year ended December 31, 2015.

Gain on Contingent Consideration

Gain on contingent consideration was $1.4 million for the year ended December 31, 2016.  The gain on contingent consideration is directly attributable to the Townsend Acquisition in April 2016, as it pertains to 2016 results against certain performance measures specified in the purchase agreement.

Bargain Purchase Gain

Bargain purchase gain was $1.8 million for the year ended December 31, 2015. There was no bargain purchase gain for the year ended December 31, 2016.  The bargain purchase gain is directly attributable to our acquisition of the Sunrise House in October 2015.   As the fair value of the net acquired assets exceeded the consideration paid for the Sunrise House, a bargain purchase gain was recognized in the fourth quarter of 2015.

Income Tax Expense

For the year ended December 31, 2016, income tax benefit was $1.2 million, reflecting an effective tax rate of 17.5%, compared to $4.8 million income tax expense, reflecting an effective tax rate of 36.4%, for the year ended December 31, 2015.   The decrease in income tax expense and the change in the effective tax rate is primarily related the tax treatment of stock-compensation.

Net Loss Attributable to Noncontrolling Interest

For the year ended December 31, 2016, net loss attributable to noncontrolling interest was $5.2 million compared to net loss attributable to noncontrolling interest of $2.8 million for the year ended December 31, 2015, representing a $2.3  million change.  The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the acquisitions completed during 2016 and 2015 and the opening of Laguna Treatment Hospital in June 2016 and River Oaks in October 2015.

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

As a percentage of client related revenues, point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services were 30% and 26% for the years ended December 31, 2015 and 2014, respectively.  We experienced a decline of 14% in point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the six months ended December 31, 2015 compared to the six months ended June 30, 2015.  Point-of-care drug testing, diagnostic laboratory services, professional groups and other ancillary services as a percentage of client related revenues for the six months ended December 31, 2015 was 24% compared to 38% for the six months ended June 30, 2015.  The decline as a percentage of client related revenues was related to a combination of a decrease in the number of tests performed on a per client basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services during the second half of 2015.

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

The following table presents a summary of our aging of accounts receivable as of December 31, 2015 and 2014:

	Current	31-180 Days	Over 180 Days	Total
December 31, 2015	25.7%	43.0%	31.3%	100.0%
December 31, 2014	28.9%	47.0%	24.1%	100.0%

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

Litigation Settlement

Litigation settlement expense increased $1.9 million to $2.4 million for the year ended December 31, 2015 from $0.5 million for the year ended December 31, 2014.  During 2015, we recognized $2.2 million in litigation settlement expense related to reserves established for the Horizon matter, which was settled in October 2015.  For further discussion of significant legal matters, see Note 16 to the Company’s consolidated financial statements included in this annual report.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under our 2015 Credit Facility, the issuance of subordinated convertible debt under the Deerfield Facility, and proceeds from issuances of our common stock. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a decrease in our net cash generated from operations due to a decrease in payments from commercial insurance companies or our ability to access capital markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements credit ratings, and general market conditions.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provided by operating activities	$143	$6,193	$8,038
Used in investing activities	(56,454)	(143,402)	(19,521)
Provided by financing activities	41,525	107,419	58,011
Net (decrease) increase in cash and cash equivalents	(14,786)	(29,790)	46,528
Cash and cash equivalents at end of period	3,964	18,750	48,540

Net Cash Provided by Operating Activities

Cash provided by operating activities was $0.1 million for the year ended December 31, 2016, compared to $6.2 million for the year ended December 31, 2015.  Cash flows provided by operations for the year ended December 31, 2016 was primarily related to adjustments to net loss for non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, etc.). Approximately $4.0 million of increased cash outflows was related to certain litigation in California. Working capital totaled $51.1 million at December 31, 2016 and $52.2 million at December 31, 2015.

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

Net Cash Used in Investing Activities

Cash used in investing activities was $56.5 million for the year ended December 31, 2016, a decrease of $86.9 million compared to cash used in investing activities of $143.4 million for the year ended December 31, 2015.  Cash used in investing activities for the year ended December 31, 2016 was primarily related to $12.5 million in cash for the Townsend Acquisition on April 1, 2016, $5.4 million for the acquisition of a 100-room hotel in Arlington, Texas that is being converted into sober living beds to be used in support of the Greenhouse Outpatient Center, $6.7 million related to the Solutions Acquisition, $8.9 million related to the Oxford Treatment Center, $3.5 million related to the Ringwood property, $2.2 million related to the development of  Laguna Treatment Hospital, with the remaining amount related to continuing costs associated with our expansion projects at existing facilities and other de novo projects.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities was $41.5 million for the year ended December 31, 2016, a decrease of $65.9 million compared to cash provided by financing activities of $107.4 million for the year ended December 31, 2015.  Cash provided by financing activities for the year ended December 31, 2016 was primarily related to $25.0 million of additional unsecured subordinated debt under the Deerfield Facility that was used primarily to fund the acquisitions of Townsend, the 100-room hotel in Arlington, Texas and the Solutions Acquisition and $20.0 million in borrowings under the revolver of the 2015 credit facility that was used primarily to fund our expansion projects at existing facilities and de novo projects.

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

Financing Relationships

2015 Credit Facility

For discussion of our 2015 Credit Facility and a summary of its terms, see Note 9 to the accompanying consolidated financial statements. As of December 31, 2016 under our 2015 Credit Facility, we had $21.0 million outstanding under our revolver, $118.8 million outstanding on our term loan and $2.5 million in standby letters of credit issued for various corporate purposes.

On July 13, 2016, we amended our 2015 Credit Facility, which increased the then current borrowing capacity from $121.3 million to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The amendment also allowed for the inclusion of certain expenses associated with the California litigation in the definition of Consolidated EBITDA, as defined in the 2015 Credit Facility, for purposes of calculating debt covenants.

On February 27, 2017, we amended our 2015 Credit Facility to, among other things, provide for certain modifications to the terms of our Credit Agreement, dated as of March 19, 2015, as amended from time to time (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4:25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which will be applicable when the Consolidated Total Leverage Ratio is equal to or exceeds 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date we deliver our next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under its covenant calculation to account for its February 2017 reduction in workforce.

The 2015 Credit Facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

Deerfield Financing

On October 2, 2015, we completed the closing of two financing facilities with affiliates of Deerfield.  The capital commitment consists of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions) (collectively, the “Deerfield Facility”).  We drew down $25.0 million of subordinated convertible debt at closing, and we used the proceeds to fund acquisitions, de novo projects and other corporate purposes. The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of our common stock at $30.00 per share.

In the second quarter of 2016, we borrowed an aggregate of $25.0 million of unsecured subordinated debt that bears interest at an annual rate of 12.0% and matures on October 2, 2020. The $25.0 million of unsecured subordinated debt can be repaid under certain conditions without penalty prior to October 2, 2017. The proceeds of the $25.0 million of unsecured subordinated debt were used to the fund the cash portion of the Townsend Acquisition and Solutions Acquisition as well as the acquisition of the 100-room hotel in Arlington, Texas.

Related Party Notes Payable

At December 31, 2015, we had outstanding notes payables of $1.2 million resulting from the seller financing of the TSN Acquisition.  On February 29, 2016, we paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.71% to 11.58% and have maturity dates through September 2019. Total obligations under capital leases at December 31, 2016 were $1.7 million, of which $0.7 million was included in the current portion of long-term debt.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of December 31, 2016:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Senior secured loans(1)	$155,255	$15,132	$140,123	$—	$—
Subordinated debt(2)	68,416	3,625	10,875	53,916	—
Capital lease obligations(3)	1,845	820	1,025	—	—
Operating lease obligations	41,607	6,518	15,341	12,006	7,742
Employment separation agreements(4)	833	833	—	—	—
Total	$267,956	$26,928	$167,364	$65,922	$7,742

(1)

Amounts include required principal and interest payments. The estimated interest payments assume no change in LIBOR, or the base rate as defined in the Company’s 2015 Credit Facility, as of December 31, 2016. Also included in the estimated interest payments is the effect of two interest rate swap agreements with notional amounts at December 31, 2016 of $7.3 million and $10.8 million, bearing interest at 4.21% and 4.73%, with maturity dates of May 2018 and August 2019, respectively.

(2) Amounts include required principal and interest payments.

(3)	Includes future cash payments, including interest, due under our capital lease arrangements.
(4)	Amount includes $550,000 related to the Separation Agreement with Ms. Henderson-Grice. Refer to Note 16 for further discussion of the Separation Agreement.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at December 31, 2016. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

AAC has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC also provides financial support to each Professional Group on an as-needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the six Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services, sober living accommodations for our clients, and space for administrative facilities. Rent expense was $7.4 million and $5.3 million for the years ended December 31, 2016 and 2015, respectively.

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

We recognize revenues from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenues by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our methodology related to our net realizable value is designed to react to potential changes in reimbursements by facility, by type of service and by payor.  Management adjusts the expected realization discount, on a per facility basis, to reflect a historical analysis of reimbursement data by facility in addition to considering the type of services provided, the payors and the gross client charge rates by facility.

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

Our other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, which was acquired on July 2, 2015, and diagnostic laboratory services provided to clients of third-party addiction treatment providers.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

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

The annual goodwill impairment test is performed as of December 31 of each year, utilizing the two-step test. We concluded that the carrying value of the reporting unit as of December 31, 2016 did not exceed its fair value, and thus no indication of impairment was present.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2016 consisted of $139.8 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks.  As of December 31, 2016, the interest rate swap agreements had notional amounts of $10.8 million and $7.3 million which fix the interest rates over the life of the respective swap agreement at 4.73% and 4.21%, respectively.  A hypothetical 1% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.2 million on an annual basis based upon our borrowing level at December 31, 2016.

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

Report of Management on Internal Control Over Financial Reporting for the Fiscal Year Ended December 31, 2016

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

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to information set forth under the captions “Corporate Governance,” “Management” and “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders scheduled to be held on or about May 16, 2017, which we intend to file within 120 days after our fiscal year end.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders scheduled to be held on or about May 16, 2017, which we intend to file within 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders scheduled to be held on or about May 16, 2017, which we intend to file within 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders scheduled to be held on or about May 16, 2017, which we intend to file within 120 days after our fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information set forth under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders scheduled to be held on or about May 16, 2017, which we intend to file within 120 days after our fiscal year end.

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AAC Holdings, Inc.

Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of AAC Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAC Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Nashville, Tennessee

March 7, 2017

AAC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,964	$18,750
Accounts receivable, net of allowances	87,334	60,934
Prepaid expenses and other current assets	5,181	6,840
Total current assets	96,479	86,524
Property and equipment, net	141,307	109,724
Goodwill	134,396	108,722
Intangible assets, net	10,356	9,470
Deferred tax assets	598	—
Other assets	748	1,609
Total assets	$383,884	$316,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,155	$7,878
Accrued liabilities	26,742	21,653
Current portion of long-term debt	9,445	3,611
Current portion of long-term debt – related party	—	1,195
Total current liabilities	45,342	34,337
Deferred tax liabilities	—	1,195
Long-term debt, net of current portion	179,661	140,335
Other long-term liabilities	4,093	3,694
Total liabilities	229,096	179,561

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 23,673,907 and 22,813,809 shares issued and outstanding at December 31, 2016 and 2015, respectively	24	23
Additional paid-in capital	145,963	121,923
Retained earnings	19,119	19,708
Total stockholders’ equity	165,106	141,654
Noncontrolling interest	(10,318)	(5,166)
Total stockholders’ equity including noncontrolling interest	154,788	136,488
Total liabilities and stockholders’ equity	$383,884	$316,049
See accompanying notes to consolidated financial statements.

AAC HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Client related revenue	$270,569	$205,752	$132,968
Other revenue	9,201	6,509	—
Total revenue	$279,770	$212,261	$132,968

Operating expenses
Salaries, wages and benefits	141,073	91,406	54,707
Client related services	24,446	15,754	10,794
Provision for doubtful accounts	21,485	18,113	11,391
Advertising and marketing	18,275	20,821	15,683
Professional fees	16,468	10,316	8,075
Other operating expenses	29,627	22,708	13,518
Rentals and leases	7,363	5,298	2,106
Litigation settlement	1,292	2,379	487
Depreciation and amortization	17,686	7,837	4,662
Acquisition-related expenses	2,691	3,401	845
Total operating expenses	280,406	198,033	122,268
(Loss) income from operations	(636)	14,228	10,700
Interest expense, net (including change in fair value of interest rate swaps of ($180), $431, and $33, respectively)	8,175	3,607	1,872
Gain on contingent consideration	(1,350)	—	—
Bargain purchase gain	—	(1,775)	—
Other income, net	(500)	(725)	(93)
(Loss) income before income tax expense	(6,961)	13,121	8,921
Income tax (benefit) expense	(1,220)	4,780	2,555
Net (loss) income	(5,741)	8,341	6,366
Less: net loss attributable to noncontrolling interest	5,152	2,833	1,182
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(589)	11,174	7,548
BHR Series A Preferred Unit dividends	—	(147)	(693)
Redemption of BHR Series A Preferred Units	—	(534)	—
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(589)	$10,493	$6,855
Basic earnings per common share	$(0.03)	$0.49	$0.41
Diluted earnings per common share	$(0.03)	$0.48	$0.41
Weighted-average common shares outstanding:
Basic	22,718,117	21,605,037	16,557,655
Diluted	22,718,117	21,661,259	16,619,180

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Additional
							Paid-in
							Capital/			Total
	Common Stock –		Common Stock –				(Distributions			Stockholders’
	American Addiction Centers, Inc.		AAC Holdings, Inc.				in Excess of			Equity (Deficit)	Non-	Total
	Shares		Shares			Subscription	Paid-in	Treasury	Retained	of American	Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Subscribed	Receivable	Capital)	Stock	Earnings	AAC Holdings, Inc.	Interests	Equity (Deficit)
Balance at December 31, 2013	3,199,869	$3	—	$—	$100	$(58)	$9,449	$(3,671)	$2,360	$8,183	$3,700	$11,883
Common stock issued	741,322	1	—	—	(100)	58	6,117	—	—	6,076	—	6,076
Exercise of common stock warrants	112,658	—	—	—	—	—	72	—	—	72	—	72
Common stock granted and issued under stock incentive plan	111,676	—	158,000	—	—	—	1,745	—	—	1,745	—	1,745
Dividends to mezzanine noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Distribution to noncontrolling interest holders, net	—	—	—	—	—	—	—	—	—	—	(915)	(915)
Redemption of common stock	(14,318)	—	—	—	—	—	(5,594)	(116)	—	(5,710)	—	(5,710)
Private share exchange	(4,151,207)	(4)	14,618,886	15	—	—	4,892	3,787	—	8,690	1,694	10,384
BHR acquisition	—	—	820,124	1	—	—	(1,217)	—	—	(1,216)	(3,661)	(4,877)
CRMS acquisition	—	—	234,324	—	—	—	2,000	—	—	2,000	—	2,000
Common stock issued	—	—	5,250,000	5	—	—	68,866	—	—	68,871	—	68,871
Short-form merger	—	—	293,040	—	—	—	1,908	—	—	1,908	(1,908)	—
Dividends BHR Series A Preferred Units	—	—	—	—	—	—	—	—	(693)	(693)	—	(693)
Net income	—	—	—	—	—	—	—	—	7,548	7,548	(1,182)	6,366
Balance at December 31, 2014	—	$—	21,374,374	$21	$—	$—	$88,238	$—	$9,215	$97,474	$(2,333)	$95,141
Common stock granted and issued under stock incentive plan, net of forfeitures	—	—	806,892	1	—	—	5,375	—		5,376		5,376
Excess tax benefit from equity awards	—	—	—	—	—	—	33	—		33		33
Effect of employee stock purchase plan	—	—	12,637	—	—	—	554	—		554		554
BHR Series A Preferred Unit dividends	—	—	—	—	—	—	—	—	(147)	(147)		(147)
Redemption of Series A BHR Preferred Units	—	—	—	—	—	—	—	—	(534)	(534)		(534)
Acquisition of Clinical Services of Rhode Island, Inc.	—	—	42,460	—	—	—	1,343	—		1,343		1,343
Acquisition of Referral Solutions Group, LLC	—	—	540,193	1	—	—	24,173	—		24,174		24,174
Acquisition of Taj Media, LLC	—	—	37,253	—	—	—	1,667	—		1,667		1,667
Acquisition of marketing intangibles	—	—	—	—	—	—	540	—		540		540
Net income	—	—	—	—	—	—	—	—	11,174	11,174	(2,833)	8,341
Balance at December 31, 2015	—	$—	22,813,809	$23	$—	$—	$121,923	$—	$19,708	$141,654	$(5,166)	$136,488

Common stock granted and issued under stock incentive plan, net of forfeitures	—	—	106,663	—	—	—	8,823	—	—	8,823	—	8,823
Common stock withheld for minimum statutory taxes	—	—	(65,089)	—	—	—	(895)	—	—	(895)	—	(895)
Effect of employee stock purchase plan	—	—	44,174	—	—	—	682	—	—	682	—	682
Townsend Acquisition	—	—	431,414	1	—	—	8,787	—	—	8,788	—	8,788
Common stock held in escrow for contingent consideration on acquisition	—	—	15,955	—	—	—	325	—	—	325	—	325
Solutions Acquisition	—	—	309,871	—	—	—	6,318	—	—	6,318	—	6,318
Acquisition of marketing intangibles	—	—	17,110	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(589)	(589)	(5,152)	(5,741)
Balance at December 31, 2016	—	$—	23,673,907	$24	$—	$—	$145,963	$—	$19,119	$165,106	$(10,318)	$154,788

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(5,741)	$8,341	$6,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	21,485	18,113	11,391
Depreciation and amortization	17,686	7,837	4,662
Equity compensation	8,823	5,757	1,802
Loss on disposal of property and equipment	163	365	—
Gain on contingent consideration	(1,350)	—	—
Bargain purchase gain	—	(1,775)	—
Accretion of BHR Series A Preferred Units	—	—	66
Amortization of debt issuance costs	633	261	32
Deferred income taxes	(1,793)	962	(1,374)
Changes in operating assets and liabilities:
Accounts receivable	(45,838)	(46,097)	(15,155)
Prepaid expenses and other assets	2,510	(1,924)	190
Accounts payable	824	5,061	106
Accrued liabilities	3,135	9,463	(320)
Other long term liabilities	(394)	(171)	272
Net cash provided by operating activities	143	6,193	8,038
Cash flows from investing activities:
Purchase of property and equipment	(37,304)	(51,525)	(15,584)
Issuance of notes and other receivables - related parties	—	—	(488)
Collection of notes and other receivables - related parties	—	—	738
Acquisition of subsidiaries, net of cash acquired	(18,825)	(89,985)	(3,483)
Escrow funds held on acquisition	(325)	(1,100)	(500)
Purchase of intangible assets	—	(540)	—
Purchase of other assets, net	—	(252)	(204)
Net cash used in investing activities	(56,454)	(143,402)	(19,521)
Cash flows from financing activities:
Proceeds (payments) from revolving line of credit, net	22,000	47,000	(12,550)
Proceeds from long-term debt	27,500	100,218	4,053
Payments on long-term debt and capital leases	(6,210)	(27,572)	(5,742)
Repayment of long-term debt — related party	(1,195)	(542)	(2,601)
Repayment of subordinated notes payable	—	(945)	—
Payment of debt issuance costs	(570)	(2,211)	—
Repurchase of common stock	—	—	(5,710)
Proceeds from sale of common stock — initial public offering	—	—	69,518
Proceeds from sale of common stock — private placement	—	—	6,089
Proceeds from sale of BHR Series A Preferred Units	—	—	8,203
Redemption of BHR Series A Preferred Units	—	(8,529)	(1,825)
Dividends paid	—	—	(509)
Distributions to noncontrolling interest	—	—	(915)
Net cash provided by financing activities	41,525	107,419	58,011
Net change in cash and cash equivalents	(14,786)	(29,790)	46,528
Cash and cash equivalents, beginning of period	18,750	48,540	2,012
Cash and cash equivalents, end of period	$3,964	$18,750	$48,540

See accompanying notes to audited consolidated financial statements.

AAC HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$4,933	$3,404	$1,743
Income taxes, net of refunds	$2,626	$1,250	$4,156

Supplemental information on non-cash investing and financing transactions:
2016 Acquisitions:
Purchase Price, including contingent consideration	$33,930	$1,100	$—
Buyer common stock issued	(15,105)	—	—
Cash paid for acquisition	$18,825	$1,100	$—
2015 Acquisitions:
Purchase Price	$—	$117,168	$—
Buyer common stock issued	—	(27,183)	—
Cash paid for acquisition	$—	$89,985	$—
2014 Acquisitions:
Purchase Price	$—	$—	$14,259
Assumption of debt	—	—	(1,759)
Buyer common stock issued	—	—	(9,000)
Cash paid for acquisition	$—	$—	$3,500

Acquisition of equipment through capital lease	$1,807	$291	$614
Accrued purchase of property and equipment	$2,650	$1,487	$—

See accompanying notes to audited consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “Holdings”), was incorporated on February 12, 2014 for the purpose of acquiring all the common stock of American Addiction Centers, Inc. (“AAC”) and to engage in certain reorganization transactions as more fully described in Note 3.  The Company is headquartered in Brentwood, Tennessee and provides inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s inpatient and outpatient substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services and provides physician services to clients.  At December 31, 2016, the Company, through its subsidiaries, operated 12 residential substance abuse treatment facilities located throughout the United States, and 18 standalone outpatient centers, and 202 sober living beds across three locations.

The Company is in the process of expanding Oxford Treatment Center, where it opened an additional 24 residential beds in September 2016 and currently anticipates completing an additional 24 residential beds and 48 sober living beds in the second quarter of 2017.  In addition, the Company has leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where it intends to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational in the second quarter of 2017, subject to receiving licensure, and will be operated by Townsend’s clinical staff.

The Company is also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets that service millions of website visits each month.  Through the acquisition (the “RSG Acquisition”) of Referral Solutions Group, LLC (“RSG”) in July 2015, and its wholly owned subsidiary Recovery Brands, LLC (“Recovery Brands”), a leading publisher of addiction related websites such as Rehabs.com and Recovery.org, the Company serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities.  Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

2. Basis of Presentation

Principles of Consolidation

The Company conducts its business through limited liability companies and C-corporations, each of which is a direct or indirect wholly owned subsidiary of the Company.  The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, which include certain professional groups through rights granted to the Company by contract to manage and control the business of such professional groups.  All intercompany transactions and balances have been eliminated in consolidation.

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

During the year ended December 31, 2014, the Company consolidated one real estate VIE, Behavioral Healthcare Realty, LLC (“BHR”) through April 15, 2014, at which point BHR was acquired by the Company and became a wholly owned subsidiary of the Company (see Note 3 for further discussion).  At the time of the BHR Acquisition, BHR leased two treatment facilities to the Company under long-term triple net leases and was renovating and constructing additional treatment facilities that it planned to lease to the Company. The Company was the primary beneficiary as a result of its guarantee of BHR’s debt prior to the BHR Acquisition.  The Company also consolidated six professional groups (“Professional Groups”) that constituted VIEs as of December 31, 2015 and seven Professional Groups that constituted VIEs as of December 31, 2016.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients.  The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding to the Professional Groups and the obligation and likelihood of absorbing all expected gains and losses of the Professional Groups, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying consolidated balance sheets include assets of $1.4 million as of both December 31, 2016 and 2015, respectively, and liabilities of $0.7 million and $0.6 million, respectively, related to the VIEs.  The accompanying consolidated income statements include net loss attributable to noncontrolling interest of $5.2 million, $2.8 million and $1.2 million related to the VIEs for the years ended December 31, 2016, 2015 and 2014, respectively.

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $74.8 million, $48.2 million, and $25.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

For the year ended December 31, 2016, approximately 10.5% of the Company’s revenue reimbursements came from Blue Cross Blue Shield of Florida, 10.4% came from Blue Cross Blue Shield of Texas, and 10.4% came from Aetna. No other payor accounted for more than 10% of the Company’s revenue reimbursements for the year ended December 31, 2016.

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

Other Revenue

The Company’s other revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through the Company’s operating subsidiary Referral Solutions Group, LLC, which was acquired on July 2, 2015, and diagnostic laboratory services provided to clients of third-party addiction treatment providers.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors (non-governmental) and is recorded net of contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accounts receivable is reported net of an allowance for doubtful accounts, which is management’s best estimate of accounts receivable that could become uncollectible in the future. Accordingly, accounts receivable reported in the Company’s consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimating net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the client and (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that clients do not pay the Company for their self-pay balance (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured clients. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Approximately $10.4 million of the accounts receivable, net the of the allowance for doubtful accounts, at December 31, 2016 includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

At December 31, 2016, 11.6% of accounts receivable was from Anthem Blue Cross Blue Shield of Colorado and 10.3% was from Anthem Blue Cross Blue Shield of California. At December 31, 2015, 22.4% of accounts receivable was from Anthem Blue

Cross Blue Shield of Colorado and 15.0% was from Blue Cross Blue Shield of California. No other payor accounted for more than 10% of accounts receivable at December 31, 2016 or 2015.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2013	$13,320
Additions charged to provision for doubtful accounts	11,391
Accounts written off, net of recoveries	(16,243)
Balance at December 31, 2014	$8,468
Additions charged to provision for doubtful accounts	18,113
Accounts written off, net of recoveries	(9,704)
Balance at December 31, 2015	$16,877
Additions charged to provision for doubtful accounts	21,485
Accounts written off, net of recoveries	(10,234)
Balance at December 31, 2016	$28,128

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost or at acquisition date fair value for assets obtained in business combinations, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest on construction projects and such interest is included in the cost of the related asset. Assets held for development are classified as construction in progress and the Company does not depreciate these assets until they are placed in service. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is less. Assets under capital leases are amortized over the lease term or in the event of transfer of ownership at the end of the lease over the economic life of the leased asset. Amortization expense related to assets under capital lease is included with depreciation and amortization expense in the consolidated statements of operations. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets, as follows:

Range of Lives
Computer software and equipment	3 years
Buildings	36 years
Furniture, fixtures and equipment	5 years
Vehicles	5 years
Equipment under capital lease	3-5 years
Leasehold improvements	Life of the asset or lease,
whichever is less

Goodwill and Intangible Assets

The Company has only one operating segment, substance abuse/behavioral healthcare treatment services, for segment reporting purposes. The substance abuse/behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2016 and 2015 resulted in no impairment charges. The Company has no intangible assets with indefinite useful lives other than goodwill.

The Company’s other intangible assets principally relate to trademarks, marketing intangibles, non-compete agreements, and leasehold interests acquired during business combinations. Trademarks and marketing intangibles are amortized over a period of ten years, non-compete agreements are amortized over the term of the agreements, and leasehold interests are amortized over the remaining life of the leases.

Long-Lived Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Impairment is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did not identify any indicators of impairment during the years ended December 31, 2016 and 2015.

Accrued Liabilities

The Company’s accrued liabilities, reflected as a current liability in the accompanying consolidated balance sheets, consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Accrued payroll liabilities	13,501	$10,090
Accrued litigation settlement	962	800
Accrued legal fees	915	479
Income taxes payable	244	2,527
Accrued property, plant, and equipment	2,650	1,487
Other	8,470	6,270
Total accrued liabilities	$26,742	$21,653

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using a fair-value based method for costs related to all share-based payments. Prior to the Company’s stock being traded in an active market, the Company estimated the fair value of employee restricted stock awards on the date of grant based on the appraised fair value.  The fair value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of operations.

Earnings Per Share

Basic and diluted earnings per common share are calculated based on the weighted-average number of common shares outstanding in each period and dilutive stock options, non-vested shares, convertible debt securities, and warrants, to the extent such securities have a dilutive effect on earnings per share using the treasury stock method.

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

For the years ended December 31, 2016, 2015 and 2014, the Company had no accrued interest or penalties related to income tax matters.

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

Comprehensive Income

As of December 31, 2016, 2015, and 2014, the Company did not have any components of other comprehensive income. As such, comprehensive income equaled net income for each of the periods presented in the accompanying consolidated statements of operations.

Recent Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2017-04 to determine the impact on the Company’s financial statements.

In August 2016, the FASB issued (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Statements of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which updates the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use an updated forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU 2016-13 to determine the impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools.  ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur.  With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities.  Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is in the early stages of evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities. The Company is continuing to evaluate the impact that adoption of this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software.” The update was effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.  ASU 2015-05 provides guidance for customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively.  The adoption of ASU 2015-05 on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

In March 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  The update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and those interim periods within those fiscal years, with early adoption permitted.  The update requires debt issuance costs related to a note to be reported in the balance sheet as a direct deduction from the face amount of that note on a retrospective basis upon adoption.  The Company elected to early adopt the revised guidance and presented $1.9 million of deferred debt issuance costs associated with the Company’s 2015 Credit Facility (as later defined) net of the debt balance at December 31, 2015 (see Note 9).

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Updates to this standard have been issued subsequent to the initial ASU 2014-09. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  As the Company progresses with its implementation efforts to adopt ASU 2014-09, management continues to evaluate and refine its estimates of the anticipated impact the new standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows and financial disclosures.  Specifically, the Company is continuing to evaluate the impact the adoption will have on the presentation of the provision for doubtful accounts in the consolidated statements of operations and whether some or all of the provision for doubtful accounts will continue to be presented as a separate line item or will be recorded as a direct reduction to revenues.

5.  Earnings Per Share

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for years ended December 31, 2016, 2015 and 2014 (in thousands except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator
Net (loss) income attributable to AAC Holdings, Inc.	$(589)	$11,174	$7,548
Less: Series A Preferred Unit dividends	—	(147)	(693)
Less: Redemption of BHR Series A Preferred Units	—	(534)	—
Net (loss) income available to common shares	$(589)	$10,493	$6,855
Denominator
Weighted-average shares outstanding – basic	22,718,117	21,605,037	16,557,655
Dilutive securities	—	56,222	61,525
Weighted-average shares outstanding – diluted	22,718,117	21,661,259	16,619,180

Basic earnings per share	$(0.03)	$0.49	$0.41
Diluted earnings per share	$(0.03)	$0.48	$0.41

The Company has included common stock that is classified as mezzanine equity in the denominator for basic and diluted EPS calculations.

The Company had 25,181 dilutive shares for the year ended December 31, 2016 that are not included in the earnings per share calculation above, because to do so would be anti-dilutive for the period presented.

6.  Acquisitions

2016 Acquisitions

On April 1, 2016, the Company acquired certain assets of Wetsman Forensic Medicine, L.L.C. (d/b/a Townsend) and its affiliates (“Townsend”), a substance abuse treatment provider in Louisiana that operated seven in-network outpatient centers delivering intensive outpatient treatment as well as a 32-bed in-network facility located in Scott, Louisiana, of which 20 beds are licensed for detoxification and inpatient treatment, and an in-network lab that services these facilities (the “Townsend Acquisition”), for total consideration of $13.5 million in cash and 447,369 in restricted shares of AAC Holdings’ common stock.  The purchase agreement includes provisions for contingent consideration of up to $2.0 million, consisting of cash and shares of AAC Holdings’ common stock currently held in escrow, if certain financial targets for the year ending December 31, 2016 are met.  The Company determined the fair value of the contingent consideration at the acquisition date to be $1.4 million, which was included in the purchase price and allocated to the net assets acquired and liabilities assumed accordingly.  The $0.6 million difference between the contingent consideration and fair value was recorded as a contingent consideration asset on the acquisition date.  The purchase price was based upon arms-length negotiations between the Company and Townsend, an unrelated third party, that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill.  The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition and is deductible for income tax purposes.  As of December 31, 2016, the Company measured the contingent consideration requirements in accordance with the purchase agreement noting that the required financial targets for the year ended December 31, 2016 were not met.  As such, the Company recorded a gain during the period for the $1.4 million of contingent consideration.

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

Both the acquisitions of Townsend and Solutions (collectively “2016 Acquisitions”) were accounted for as business combinations in accordance with FASB ASC 805, Business Combinations. The Company recorded each transaction based upon the fair value of the consideration paid. This consideration was allocated to the assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values.  The fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, were as follows (in thousands):

	Townsend	Solutions	Total
Acquisition date	April 1, 2016	May 3, 2016
Accounts receivable	1,149	898	2,047
Property and equipment	282	5,220	5,502
Goodwill	19,695	5,912	25,607
Intangible assets	1,200	1,228	2,428
Total assets acquired	22,326	13,258	35,584
Accrued liabilities	364	190	554
Net assets acquired	$21,962	$13,068	$35,030
Total purchase price of acquisition	$21,962	$13,068	$35,030

2015 Acquisitions

During 2015, the Company acquired certain assets of the following entities, collectively referred to as the “2015 Acquisitions”.  The 2015 Acquisitions were accounted for as business combinations in accordance with FASB ASC 805, Business Combinations.  The Company recorded each transaction based upon the fair value of the consideration paid.  The purchase price for each acquisition was based upon arms-length negotiations that resulted in a premium to the fair value of the net assets acquired and, correspondingly, the recognition of goodwill. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed at the corresponding acquisition dates, based on their fair values.  The fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, were as follows (in thousands):

	Recovery First	CSRI	RSG	Taj Media	Oxford	Sunrise House	Total
Acquisition date	February 20, 2015	April 17, 2015	July 2, 2015	July 2, 2015	August 10, 2015	October 1, 2015
Cash and cash equivalents	$—	$27	$231	$45	$—	$—	$303
Accounts receivable	750	158	546	24	1,930	758	4,166
Prepaid expenses and other assets	—	6	—	5	—	—	11
Property and equipment	1,416	3	15	34	4,706	6,604	12,778
Other assets	—	—	22	8	—	113	143
Goodwill	10,574	1,857	51,946	3,844	27,866		96,087
Intangible assets	300	—	4,470	—	680	940	6,390
Total assets acquired	13,040	2,051	57,230	3,960	35,182	8,415	119,878
Accrued liabilities	40	44	576	53	182	40	935
Net assets acquired	13,000	2,007	56,654	3,907	35,000	8,375	118,943
Bargain purchase gain(1)	—	—	—	—	—	(1,775)	(1,775)
Total purchase price of acquisition	$13,000	$2,007	$56,654	$3,907	$35,000	$6,600	$117,168
(1)

The $1.8 million of assets in excess of the purchase price was recorded as a bargain purchase gain and is included in “Bargain purchase gain” in the consolidated statements of operations.  Prior to recording this gain, the Company reassessed its identification of assets acquired and liabilities assumed, including the use of independent valuation experts to assist the Company in appraising the personal property, real property and intangible assets acquired. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including historical losses incurred by the business.

Acquisition-related costs for the acquisitions were expensed in acquisition-related expenses in the consolidated statements of operations.

The consolidated statements of operations for the year ended December 31, 2016 included revenue of $17.1 million and income before income taxes of $3.4 million for the 2016 Acquisitions. The following presents the unaudited pro forma revenues and income before taxes of the combined entity as if the 2016 Acquisitions and 2015 Acquisitions occurred on January 1, 2015 and 2014, respectively (in thousands):

	Year Ended December 31,
	2016	2015
Revenues	$287,720	$257,554
(Loss) income before income tax expense	$(4,720)	$18,647

7. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Land	$14,705	$13,380
Buildings and improvements	103,742	77,412
Equipment and software	25,206	16,149
Construction in progress	27,841	17,424
Total property and equipment	171,494	124,365
Less accumulated depreciation	(30,187)	(14,641)
Property and equipment, net	$141,307	$109,724

Depreciation expense was $16.1 million and $6.9 million for the year ended December 31, 2016 and 2015, respectively.

On April 18, 2016, the Company acquired a 100-bed hotel in Arlington, Texas for $5.4 million in cash that is being converted to sober living beds.

8. Goodwill and Intangible Assets

The Company’s goodwill balance was $134.4 million and $108.7 million as of December 31, 2016 and 2015, respectively. The increase in goodwill relates to the acquisitions noted below and as discussed in Note 6.

Balance at December 31, 2015	$108,722
Townsend Acquisition	19,695
Solutions Acquisition	5,912
Oxford Acquisition	67
Balance at December 31, 2016	$134,396

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2016 and 2015 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Trademarks	$5,322	$4,052	$1,454	$955
Non-compete agreements	1,587	1,257	1,139	838
Marketing intangibles	5,651	5,651	920	355
Leasehold interests	1,498	670	206	34
Other	51	51	34	29
	$14,109	$11,681	$3,753	$2,211

Changes to the carrying value of identifiable intangible assets during the year ended December 31, 2016 were as follows (in thousands):

Balance at December 31, 2015	$9,470
Amortization expense	(1,542)
Townsend Acquisition	1,200
Solutions Acquisition	1,228
Balance at December 31, 2016	$10,356

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

At December 31, 2016, all intangible assets are amortized using a straight-line method.  The following table presents amortization expense expected to be recognized during fiscal years subsequent to December 31, 2016 (in thousands):

Year ended December 31,
2017	$1,527
2018	1,358
2019	1,322
2020	1,318
2021	1,267
Thereafter	3,564
Total	$10,356

9. Notes Payable and Revolving Line of Credit

A summary of the Company’s debt obligations is as follows (in thousands):

	December 31,	December 31,
	2016	2015
Non-related party debt:
Senior secured loans	$139,750	$120,125
Subordinated debt	50,000	25,000
Unamortized debt issuance costs	(2,386)	(1,949)
Capital lease obligations	1,742	770
Total non-related party debt	189,106	143,946
Less current portion	(9,445)	(3,611)
Total non-related party debt, long-term	$179,661	$140,335
Related party debt:
Acquisition-related debt	$—	$1,195
Less current portion	—	(1,195)
Total related party debt, long-term	$—	$—

2015 Credit Facility

On March 9, 2015, the Company entered into a five-year senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto. The 2015 Credit Facility initially consisted of a $50.0 million revolving credit facility and a $75.0 million term loan.  The Company incurred approximately $2.0 million in debt issuance costs related to underwriting and other professional fees, of which approximately $1.1 million related to the revolving credit loan and approximately $0.9 million related to the term loan. The Company deferred these costs over the term of the 2015 Credit Facility.  The Company used the proceeds to re-pay $24.9 million of certain existing indebtedness, fund acquisitions and de novo projects and for general corporate purposes.  On June 16, 2015, the Company amended the 2015 Credit Facility to remove from the definition of “change of control” what is often referred to as a “dead hand proxy put” provision.

On July 13, 2016, the Company increased its 2015 Credit Facility to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s leverage ratio. The facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders. As of December 31, 2016, the balance on the term loan was $118.8 million, and the balance on the revolving credit facility was $21.0 million.

On February 27, 2017, the Company amended its 2015 Credit Facility, to, among other things, provide for certain modifications to the terms of the 2015 Credit Agreement, dated as of March 19, 2015, as amended from time to time (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4:25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which will be applicable when the Consolidated Total Leverage Ratio is equal to or exceeds 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date the Company delivers its next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under its covenant calculation to account for its February 2017 reduction in workforce.

The 2015 Credit Facility requires quarterly term loan principal repayments for the outstanding term loan of $2.3 million for March 31, 2017 to December 31, 2017, $3.9 million from March 31, 2018 to December 31, 2018, and $4.7 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan due on the maturity date of March 9, 2020.  Repayment of the revolving loan is due on the maturity date of March 9, 2020.    The 2015 Credit Facility generally requires quarterly interest payments, and limits our ability to pay dividends.

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Facility, as amended).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the 2015 Credit Facility, as amended) (based upon the LIBOR Rate (as defined in the 2015 Credit Facility, as amended) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at December 31, 2016 was 4.25%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving loan of the 2015 Credit Facility of 0.35% to 0.60% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at December 31, 2016 was 0.50%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility, after the February 27, 2017 amendment, are based upon the following tiers:

Pricing Tier	Consolidated Total Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	> 4.00:1.00	3.75%	2.75%	0.60%
2	> 3.50:1.00 but < 4.00:1.00	3.25%	2.25%	0.50%
3	> 3.00:1.00 but < 3.50:1.00	3.00%	2.00%	0.45%
4	> 2.50:1.00 but < 3.00:1.00	2.75%	1.75%	0.40%
5	> 2.00:1.00 but < 2.50:1.00	2.50%	1.50%	0.35%
6	< 2.00:1.00	2.25%	1.25%	0.35%

The 2015 Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (each as defined in the 2015 Credit Facility, as amended). The Company may be required to pay all of its indebtedness immediately if the Company defaults on any of the financial or other restrictive covenants contained in the 2015 Credit Facility.  The financial covenants, after the February 27, 2017 amendment, include maintenance of the following:

•	Fixed Charge Coverage Ratio may not be less than 1.50:1.00 as of the end of any fiscal quarter.
•	Consolidated Total Leverage Ratio: may not be greater than the following levels as of the end of each fiscal quarter:

Measurement Period Ending	Maximum Consolidated Total Leverage Ratio
December 31, 2016	4.25:1.00
March 31, 2017	4.25:1.00
June 30, 2017	4.25:1.00
September 30, 2017	4.25:1.00
December 31, 2017 and each fiscal quarter thereafter	4.00:1.00
•	Consolidated Senior Secured Leverage Ratio may not be greater than the following levels as of the end of each fiscal quarter:
Measurement Period Ending	Maximum Consolidated Senior Secured Leverage Ratio
December 31, 2016	3.75:1.00
March 31, 2017 and each fiscal quarter thereafter	3.50:1.00

At December 31, 2016, the Company was in compliance with all applicable covenants under the 2015 Credit Facility.

In 2015, the Company incurred approximately $1.4 million in debt issuance costs related to underwriting and other professional fees, and deferred these costs over the term of the 2015 Credit Facility.

As of December 31, 2016, total borrowings under the $50.0 million revolver portion of the 2015 Credit Facility were $21.0 million and $2.5 million in standby letters of credit issued for various corporate purposes resulting in $26.5 million available to the Company.

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

As of December 31, 2016, both the $25.0 million of subordinated convertible debt, bearing interest at 2.5%, and the $25.0 million of unsecured subordinated debt, bearing interest at 12.0%, were outstanding.

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

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. The interest rate swap agreements have notional amounts of $7.3 million and $10.8 million which fix the interest rates over the life of the respective swap agreement at 4.21% and 4.73%, and mature in May 2018 and August 2019, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges and therefore the changes in the fair value of the interest rate swaps are included within interest expense in the consolidated statements of operations.

The fair value of the interest rate swaps at December 31, 2016 and 2015 represented a liability of $284,000 and $464,000, respectively, and is reflected in other long-term liabilities on the consolidated balance sheets.  Refer to Note 15 for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

A summary of future maturities of long-term debt, as of December 31, 2016, is as follows (in thousands):

Years ending December 31,	Non-Related Party	Capital Lease Obligations	Total
2017	$9,375	$774	$10,149
2018	15,625	716	16,341
2019	18,750	252	19,002
2020	96,000	—	96,000
2021	25,000	—	25,000
Thereafter	25,000	—	25,000
Total	$189,750	$1,742	$191,492
Interest on outstanding amounts	33,921	103	34,024
Total, including interest	$223,671	$1,845	$225,516

10. Mezzanine Equity

BHR Series A Preferred

On April 15, 2014, BHR sold 160 units of Series A Preferred Units, valued at $50,000 per unit, with proceeds to BHR of $7.8 million, net of issuance costs of $0.2 million. The issuance costs were being amortized over a 36-month period, the first date the holder could put the shares back to the Company. See Note 3 for a complete disclosure of the major components of this transaction and the related Series A Preferred Units.  On February 25, 2015, the Company exercised its call provision and redeemed 100% of the outstanding Series A Preferred units for a total redemption price of approximately $8.6 million which included $0.2 million for the 3.0% call premium and $0.4 million for unpaid preferred returns.

11. Stockholders’ Equity

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. Certain restrictions imposed by the Company’s various debt instruments limit the Company’s ability to pay dividends.

In February and March 2014, AAC received proceeds of $4.2 million, net of $12,500 in issuance costs, from the sale of 516,625 shares of its common stock at $8.12 per share, which the Company’s management determined to be fair value, in an exempt common stock offering. Included within the total shares sold in the Company’s 2014 private placement were 61,563 shares sold to directors of the Company, 12,313 shares sold to the Company’s General Counsel and Secretary, 6,156 shares sold to the Company’s then current Chief Operating Officer and 3,078 shares sold to one of the Company’s Vice Presidents. The share price was based, in part, on an independent valuation analysis obtained in December 2013.

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

12. Stock Based Compensation

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan (“2014 Incentive Plan”) in 2014. An aggregate of 1,571,120 shares of common stock are reserved for issuance pursuant to the 2014 Incentive Plan. The Incentive Plan is administered by the Board of Directors, which determines, subject to the provisions of the 2014 Incentive Plan, the employees, directors or consultants to whom incentives are awarded. As of December 31, 2016, 564,654 shares of common stock were available for issuance pursuant to the 2014 Incentive Plan.

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

On January 13, 2016, the Company granted 30,000 shares of fully vested common stock to each of its five non-employee directors. Additionally, on January 13, 2016, the Company issued 110,000 shares of restricted common stock under the 2014 Incentive Plan which vest quarterly over a three year period.

For the year ended December 31, 2016, the Company withheld 65,089 common shares for minimum statutory tax purposes. There were no common shares withheld for minimum statutory tax purposes for the year ended December 31, 2015.

The Company recognized $8.8 million, $5.8 million, and $1.8 million in stock based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, there was $11.9 million of unrecognized compensation expense related to unvested restricted stock grants, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years.

A summary of share activity under the Incentive Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	196,882	$18.53
Granted	825,227	26.27
Vested	(226,755)	27.34
Forfeitures	(18,335)	25.31
Unvested at December 31, 2015	777,019	24.99
Granted	140,000	16.24
Vested	(361,507)	23.64
Forfeitures	(33,337)	23.89
Unvested at December 31, 2016	522,175	$23.22

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

In July 2015, the Company issued 12,637 shares of the Company’s common stock in connection with employee deductions contributed in the January 1, 2015 through June 30, 2015 ESPP option period.

In January 2016, the Company issued 15,445 shares of the Company’s common stock in connection with employee deductions contributed in the July 1, 2015 through December 31, 2015 ESPP option period.

In July 2016, the Company issued 28,729 shares of the Company’s common stock in connection with employee deductions contributed in the January 1, 2016 through June 30, 2016 ESPP option period.

At December 31, 2016 and 2015, the Company recorded a liability of $0.3 million and $0.2 million, respectively, related to employee deductions contributed during the July 1, 2016 and December 31, 2016 and the July 1, 2015 through December 31, 2015 periods, respectively.

For the year ended December 31, 2016 and 2015, the Company recognized $0.3 million and $0.2 million of compensation expense related to the ESPP, respectively.

On January 10, 2017, the Company issued 50,362 shares of the Company’s common stock in connection with employee deductions of $0.4 million contributed in the July 1, 2016 through December 31, 2016 ESPP option period.

13. Qualified 401(k) Savings Plan

The Company has a qualified 401(k) savings plan (the “Plan”) which provides for eligible employees (as defined) to make voluntary contributions to the Plan. The Company makes contributions to the Plan based upon the participants’ level of participation, which is fully vested at the time of contribution. For each of the years ended December 31, 2016 and 2015, the Company contributions under this Plan were $0.8 million.

14. Income Taxes

Income tax expense consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$(197)	$3,580	$3,555
State	1,042	285	477
Total current tax expense	845	3,865	4,032
Deferred:
Federal	(1,282)	1,052	(1,214)
State	(783)	(137)	(263)
Total deferred tax expense	(2,065)	915	(1,477)
Total income taxes, net of federal tax benefit	$(1,220)	$4,780	$2,555

 The company’s effective income tax rate for the years ended December 31, 2016, 2015 and 2014 reconciles with the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.5	2.2
Non-deductible expenses	(2.2)	2.7	1.9
Stock compensation adjustment	(15.8)	—	—
Return to provision adjustment	(2.6)	—	—
Change in valuation allowance	(0.1)	(0.3)	(4.2)
Benefit from tax deductible dividends	—	(1.9)	(2.9)
State tax credits	—	(2.7)	—
Income taxed directly to flow-through owners of BHR	—	—	(3.2)
Other differences	—	0.1	(0.2)
Effective income tax rate on income before taxes	17.5%	36.4%	28.6%

The difference between the Company’s effective tax rate for 2016 and the federal statutory rate is 17.5%, which is primarily due to the tax treatment of stock compensation.  For tax purposes, the deductible amount is determined by the stock price as of the vesting date.

Deferred income tax assets (liabilities) are comprised of the following at December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Employee compensation	$2,628	$1,642
Operating loss carryforwards	1,462	1,060
Accrued litigation	213	—
Accounts receivable	542	310
Tax credits	178	329
Acquisition related costs	1,891	1,254
Other	363	903
Valuation allowances	(623)	(615)
Total deferred tax assets	$6,654	$4,883
Property, equipment and amortization	(209)	(3,036)
Goodwill and other intangible property	(5,368)	(2,435)
Other	(479)	(607)
Total deferred tax liabilities	$(6,056)	$(6,078)
Net deferred tax assets (liabilities)	$598	$(1,195)

At December 31, 2016, the Company had $2 million in state net operating losses which expire between 2027 and 2036 and $0.2 million in state tax credits, which expire in 2029.

At December 31, 2016, the Company had approximately $0.7 million in federal net operating losses attributable to the VIEs which will expire between 2032 and 2034.  In addition, the Company had $1.2 million in state net operating losses which expire between 2027 and 2034 and $0.5 million in state tax credits, which expire in 2029.

The Company’s valuation allowance of $0.6 million is related to state NOLs, which are limited due to apportionable income to certain jurisdictions.

The Company had no uncertain tax positions as of December 31, 2016 and 2015, respectively.  Generally, for federal and state purposes, the Company's 2013 through 2016 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 and 2014 tax returns.  The results of such examination and impact on the Company’s results of operation are not known at this time.  The Company has not been notified of any state income tax examinations.

15. Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2016 and 2015 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The fair value of the Company’s revolving line of credit is categorized as Level 2. The carrying amount of the Company’s debt approximates fair value because interest rates approximate the current rates available to the Company.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using other Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2016 and 2015.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value measurement of interest rate swaps utilizes Level 2 inputs. At each of December 31, 2016 and 2015, the fair value of the interest rate swaps represented a liability of $0.3 million and $0.5 million, respectively. Refer to Note 9 for further discussion of the interest rate swap agreements.

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

No impairment charges were recorded related to goodwill or other intangible assets for the years ended December 31, 2016, 2015, and 2014.

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. The Company analyzes long-lived assets on an annual basis for any triggering events that would necessitate an impairment test. No impairment charges were recorded for the years ended December 31, 2016, 2015, and 2014.

16. Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities.  Rent expense was $7.4 million, $5.3 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years as of December 31, 2016 consisted of the following (in thousands):

Years ending December 31,	Annual Payment
2017	$6,518
2018	5,562
2019	5,127
2020	4,652
2021	4,331
Thereafter	15,417
Total	$41,607

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

Pursuant to the terms of the PIFJ, among other things and subject to certain limitations, Defendants shall (i) institute a three-year compliance program (the “Compliance Program”) with respect its California facilities that includes, to the extent not already established, that certain policies and procedures are maintained or developed and implemented to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of AAC Holdings’ Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program and (iii) establish an oversight committee of its board of directors (the “Board”), or a committee of the Board, to review the adequacy and responsiveness of the Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, the Defendants shall retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care. The PIFJ also provides that the Defendants will pay $549,986 toward the costs of the investigation and $200,000 as a civil monetary penalty, the total of which was accrued for and paid in full in 2016 and is included in litigation settlement on the statement of operations.

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

New Jersey Department of Banking and Insurance

The New Jersey Department of Banking and Insurance (“NJ-DOBI”) and Leading Edge Recovery Center, LLC (“Leading Edge”), a former indirect operating subsidiary of American Addiction Centers, Inc. that was acquired in September 2012 and was subsequently closed in 2013, are negotiating a possible resolution to certain information provided to NJ-DOBI following Leading Edge’s recent claim settlement with Horizon Blue Cross Blue Shield of New Jersey. Based on these discussions, the Company has recorded an aggregate $350,000 reserve related to this matter and included in litigation settlement on the statement of operations.

Horizon Blue Cross Blue Shield of New Jersey v. Avee Laboratories et al.

On September 4, 2013, Horizon Blue Cross Blue Shield of New Jersey (“Horizon”) filed an amended complaint in the Superior Court of New Jersey against several defendants, including Leading Edge Recovery Center, LLC, one of the Company’s subsidiaries. Leading Edge Recovery Center, LLC formerly operated a drug and alcohol treatment facility in New Jersey. Horizon alleges the defendants submitted and caused others to submit unnecessary drug tests in violation of New Jersey law and is seeking recovery for monetary and treble damages. The parties have reached a confidential settlement in this matter and consider it closed.  The Company recognized $2.2 million of expense in litigation settlement related to this matter during 2015.  Upon execution of the settlement, the Company made a payment of $1.2 million and agreed to pay $0.1 million per month until the full settlement amount has been paid in full.  The settlement was paid in full during 2016, resulting in no remaining balance outstanding as of December 31, 2016, compared to $0.8 million as of December 31, 2015.

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

Other Commitments and Contingencies

Effective February 3, 2017, Candance Henderson-Grice, resigned from her then current positions as Chief Operating Officer of Holdings and as Chief Operating Officer of AAC. In connection with her departure and effective as of February 3, 2017, AAC entered into a Separation Agreement and Release (the “Separation Agreement”) with Ms. Henderson-Grice.  Ms. Henderson-Grice will receive $550,000, which will be divided and payable in equal payments in accordance with AAC’s normal payroll schedule ending on December 25, 2017, and continuation of health benefits coverage through December 31, 2017.

17. Related Parties

The Company is a party to certain placement agreements with Vaco, LLC (“Vaco”). One of the Company’s directors, who is also a stockholder, is an executive officer and an equity owner of Vaco. Vaco provides the Company with accounting professionals and other staff, either on a temporary or permanent basis. Vaco is typically paid 25% of each employee’s first year salary as a placement fee or paid an hourly rate for temporary professional services. Total payments and expense recognized related to this agreement were $0.2 million for the year ended December 31, 2016 and $0.1 million for both years ended December 31, 2015, and 2014, respectively.

 An entity beneficially owned by Mr. Cartwright, the Company’s Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to a written lease agreement. The Company pays an hourly rate for use of the airplane as well as fuel and certain maintenance costs.  For the years ended December 31, 2016 and 2015, the Company made aggregate payments to the related entity for use of the airplane of approximately $0.9 million and $1.0 million, respectively.

The Company utilized a construction company owned by its Vice President of Development as a general contractor for various 2016 and 2015 construction projects.  The Company reimbursed the construction company at cost for any expenses it incurred in serving as its general contractor which totaled approximately $0.8 million and $7.7 million for years ended December 31, 2016 and 2015, respectively.

18. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2016 and 2015. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2016:
Revenue	$65,348	$71,542	$70,528	$72,352
Net loss	$(269)	$(158)	$(4,011)	$(1,303)
Net income (loss) available to AAC Holdings, Inc. common stockholders	$586	$872	$(2,525)	$478
Basic net income (loss) per share	$0.03	$0.04	$(0.11)	$0.02
Diluted net income (loss) per share	$0.03	$0.04	$(0.11)	$0.02

2015:
Revenue	$42,823	$53,784	$57,372	$58,282
Net income (loss)	$2,119	$5,116	$1,744	$(638)
Net income available to AAC Holdings, Inc. common stockholders	$2,038	$5,555	$2,452	$448
Basic net income per share	$0.10	$0.26	$0.11	$0.02
Diluted net income per share	$0.10	$0.26	$0.11	$0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright
Chief Executive Officer and Chairman

Dated: March 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Cartwright	Chief Executive Officer and Chairman	March 7, 2017
Michael T. Cartwright	(Principal Executive Officer)

/s/ Kirk R. Manz	Chief Financial Officer	March 7, 2017
Kirk R. Manz	(Principal Financial Officer)

/s/ Andrew W. McWilliams	Chief Accounting Officer	March 7, 2017
Andrew W. McWilliams	(Principal Accounting Officer)

/s/ Darrell S. Freeman, Sr.	Lead Independent Director	March 7, 2017
Darrell S. Freeman, Sr.

/s/ Jerry D. Bostelman	Director	March 7, 2017
Jerry D. Bostelman

/s/ Lucius E. Burch, III	Director	March 7, 2017
Lucius E. Burch, III

/s/ David C. Kloeppel	Director	March 7, 2017
David C. Kloeppel

/s/ Richard E. Ragsdale	Director	March 7, 2017
Richard E. Ragsdale

EXHIBIT INDEX

Exhibit No.	Description
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

2.12†

Asset Purchase Agreement, dated December 10, 2015, by and among AAC Holdings, Inc., American Addiction Centers, Inc., Townsend Treatment Center, LLC, the Sellers party thereto, the Members party thereto and the Sellers’ Representative party thereto (previously filed as Exhibit 2.12 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 9, 2016 and incorporated herein by reference).

2.13†

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

10.3+

Form of Restricted Share Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.4+

Form of Non-Employee Director Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.5+	AAC Holdings, Inc. 2016 Annual Bonus Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on February 26, 2016 and incorporated herein by reference).
10.6+

Form of Director Indemnification Agreement (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on July 11, 2014 and incorporated herein by reference).

10.7

Form of Management Services Agreement by and among American Addiction Centers, Inc. and each professional physician group (previously filed as Exhibit 10.38 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on July 11, 2014 and incorporated herein by reference).

10.8

Professional Services Agreement by and among San Diego Addiction Treatment Center, Inc. and San Diego Professional Group, P.C., dated as of August 5, 2014 (previously filed as Exhibit 10.39 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.9

Professional Services Agreement by and among Forterus Health Care Services, Inc. and San Diego Professional Group, P.C., dated as of August 5, 2014 (previously filed as Exhibit 10.40 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.10

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

10.13

Professional Services Agreement by and among Oxford Treatment Center, LLC and Oxford Professional Group, P.C., dated as of August 10, 2015 (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 9, 2016 and incorporated herein by reference).

10.14

Professional Services Agreement by and between AAC Florida Acquisition Sub, LLC d/b/a Recovery First and Palm Beach Professional Group, Professional Corporation, dated as of February 20, 2015 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 9, 2016 and incorporated herein by reference).

10.15

Professional Services Agreement by and between AAC Las Vegas Outpatient Center, LLC d/b/a Desert Hope Outpatient Center and Las Vegas Professional Group – Calarco, P.C., dated as of January 8, 2015 (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 9, 2016 and incorporated herein by reference).

10.16

Professional Services Agreement by and between AAC Dallas Outpatient Center, LLC d/b/a Greenhouse Outpatient Center and Grand Prairie Professional Group, P.A., dated as of February 18, 2015 (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 9, 2016 and incorporated herein by reference).

10.17

Professional Services Agreement by and between River Oaks Treatment Center, LLC and Palm Beach Professional Group, Professional Corporation, dated as of October 1, 2015 (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 9, 2016 and incorporated herein by reference).

10.18

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

10.19

First Amendment to Credit Agreement dated as of June 16, 2015, by and among AAC Holdings, Inc., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on June 19, 2015 and incorporated herein by reference).

10.20

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

10.21

Third Amendment to Credit Agreement dated as of July 13, 2016, by and among AAC Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on July 15, 2016 and incorporated herein by reference).

10.22

Fourth Amendment to Credit Agreement dated as of February 27, 2017, by and among AAC Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on February 28, 2017 and incorporated herein by reference).

10.23

Office Space Lease by and between CV Brentwood Properties, LLC and American Addiction Centers, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on January 12, 2015 and incorporated herein by reference).

10.24

Guaranty of Lease by and between AAC Holdings, Inc. and CV Brentwood Properties, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 12, 2015 and incorporated herein by reference).

10.25

Facility Agreement, dated as of October 2, 2015, by and among AAC Holdings, Inc., Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

10.26	Form of Convertible Note (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).
10.27	Form of Acquisition Note (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on October 7, 2015 and incorporated herein by reference).

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

10.31

Note Modification Agreement, dated as of August 31, 2015, by and between American Addiction Centers, Inc. and Michael Blackburn (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36643), filed on November 10, 2015 and incorporated herein by reference).

10.32

Senior Subordinated Note, dated April 1, 2016, payable to Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.33

Senior Subordinated Note, dated April 1, 2016, payable to Deerfield Private Design Fund III, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.34

Senior Subordinated Note, dated April 1, 2016, payable to Deerfield Partners, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 5, 2016 and incorporated herein by reference).

10.35

Senior Subordinated Note, dated April 15, 2016, payable to Deerfield Private Design Fund III, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 20, 2016 and incorporated herein by reference).

10.36

Senior Subordinated Note, dated April 15, 2016, payable to Deerfield International Master Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 20, 2016 and incorporated herein by reference).

10.37

Senior Subordinated Note, dated April 15, 2016, payable to Deerfield Partners, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on April 20, 2016 and incorporated herein by reference).

10.38+*	Separation and Agreement and Release, dated February 3, 2017, by and between American Addiction Centers, Inc. and Candance Henderson-Grice.
21.1*	List of subsidiaries
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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