Form 10-Q
period 2017-03-31
AAC Holdings, Inc.
filed 2017-05-04
CIK 1606180

en

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, the registrant had 24,071,969 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

March 31, 2017

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Client related revenue	$71,219	$62,706
Non-client related revenue	1,820	2,642
Total revenues	$73,039	$65,348

Operating expenses
Salaries, wages and benefits	36,772	31,971
Client related services	6,378	4,919
Provision for doubtful accounts	6,587	5,483
Advertising and marketing	3,775	4,397
Professional fees	2,642	4,307
Other operating expenses	8,789	6,654
Rentals and leases	1,885	1,532
Depreciation and amortization	5,469	3,915
Acquisition-related expenses	183	764
Total operating expenses	72,480	63,942
Income from operations	559	1,406
Interest expense, net (change in fair value of interest rate swaps of ($83) and $175, respectively)	2,734	1,702
Other expense (income), net	34	(7)
Loss before income tax benefit	(2,209)	(289)
Income tax benefit	(565)	(20)
Net loss	(1,644)	(269)
Less: net loss attributable to noncontrolling interest	1,041	855
Net (loss) income available to AAC Holdings, Inc. stockholders	$(603)	$586
Basic (loss) earnings per common share	$(0.03)	$0.03
Diluted (loss) earnings per common share	$(0.03)	$0.03
Weighted-average common shares outstanding:
Basic	23,163,626	22,094,790
Diluted	23,163,626	22,113,500

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,880	$3,964
Accounts receivable, net of allowances	94,144	87,334
Prepaid expenses and other current assets	4,897	5,181
Total current assets	104,921	96,479
Property and equipment, net	145,410	141,307
Goodwill	134,396	134,396
Intangible assets, net	9,953	10,356
Deferred tax assets	1,316	598
Other assets	626	748
Total assets	$396,622	$383,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,711	$9,155
Accrued liabilities	24,865	26,742
Current portion of long-term debt	10,965	9,445
Total current liabilities	49,541	45,342
Long-term debt, net of current portion and debt issuance costs	187,456	179,661
Other long-term liabilities	4,121	4,093
Total liabilities	241,118	229,096

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,076,469 and 23,673,907 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	148,323	145,963
Retained earnings	18,516	19,119
Total stockholders’ equity	166,863	165,106
Noncontrolling interest	(11,359)	(10,318)
Total stockholders’ equity including noncontrolling interest	155,504	154,788
Total liabilities and stockholders’ equity	$396,622	$383,884

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statements of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2016	23,673,907	$24	$145,963	$19,119	$165,106	$(10,318)	$154,788
Common stock granted and issued under stock incentive plan, net of forfeitures	365,813	—	2,077	—	2,077	—	2,077
Common stock withheld for minimum statutory taxes	(13,613)	—	(109)	—	(109)	—	(109)
Effect of employee stock purchase plan	50,362	—	392	—	392	—	392
Net loss	—	—	—	(603)	(603)	(1,041)	(1,644)
Balance at March 31, 2017	24,076,469	$24	$148,323	$18,516	$166,863	$(11,359)	$155,504

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,644)	$(269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	6,587	5,483
Depreciation and amortization	5,469	3,915
Equity compensation	2,137	2,638
Amortization of debt issuance costs	173	95
Deferred income taxes	(718)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,397)	(7,471)
Prepaid expenses and other assets	406	(7)
Accounts payable	4,556	(462)
Accrued liabilities	759	302
Other long term liabilities	28	55
Net cash provided by operating activities	4,356	4,279
Cash flows from investing activities:
Purchase of property and equipment	(10,687)	(7,017)
Escrow funds held on acquisition	—	(550)
Net cash used in investing activities	(10,687)	(7,567)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	11,679	—
Payments on long-term debt and capital leases	(2,537)	(1,030)
Payment of employee taxes for net share settlement	(895)	—
Repayment of long-term debt — related party	—	(1,195)
Net cash provided by (used in) financing activities	8,247	(2,225)
Net change in cash and cash equivalents	1,916	(5,513)
Cash and cash equivalents, beginning of period	3,964	18,750
Cash and cash equivalents, end of period	$5,880	$13,237

Supplemental information on non-cash investing and financing transactions:
Accrued purchase of property and equipment	$1,132	$222
Accrued employee taxes for net share settlement	$109	$77

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services, provides physician services to clients and operates a broad portfolio of internet assets that service millions of website visits each month serving families and individuals struggling with addiction and seeking treatment options.  As of March 31, 2017, the Company, through its subsidiaries, operated 12 residential substance abuse treatment facilities and 18 standalone outpatient centers, and three sober living facilities with an aggregate 242 sober living beds throughout the United States.

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

The Company consolidated seven professional groups (“Professional Groups”) and six professional groups that constituted VIEs as of March 31, 2017 and 2016, respectively.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients.  The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 include assets of $2.5 million and $1.4 million and liabilities of $1.0 million and $0.7 million related to the VIEs, respectively.  The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $1.0 million and $0.9 million related to the VIEs for the three months ended March 31, 2017 and 2016, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2016 balance sheet, which is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017.  Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2017 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards Updates

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Statements of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which updates the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use an updated forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU 2016-13 to determine the impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools.  ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur.  With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities.  Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted ASU 2016-09 on a prospective basis, effective January 1, 2017. Prior periods have not been adjusted. The adoption of the ASU impacted the classification of tax payments made by the Company on behalf of its employees for net share settlement amounts within the Condensed Consolidated Statement of Cash Flows, resulting in $0.8 million of tax payments being classified as a financing activity during the three months ended March 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company anticipates that the adoption of ASU 2016-02 will result in an increase in both total assets and total liabilities. The Company is continuing to evaluate the impact that adoption of this standard will have on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Updates to this standard have been issued subsequent to the initial ASU 2014-09. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  As the Company progresses with its implementation efforts to adopt ASU 2014-09, management continues to evaluate and refine its estimates of the anticipated impact the new standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows and financial disclosures.  Specifically, the Company continues to evaluate the impact the adoption will have on the presentation of the provision for doubtful accounts in the consolidated statements of operations and whether some or all of the provision for doubtful accounts will continue to be presented as a separate line item or will be recorded as a direct reduction to revenues.

3.   Non-Client Related Revenue

Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC and its wholly owned subsidiary, Recovery Brands, LLC, which was acquired on July 2, 2015 and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

4.   General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $19.1 million and $17.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three months ended March 31, 2017 and 2016 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator
Net (loss) income attributable to common shares	$(603)	$586
Denominator
Weighted-average common shares outstanding – basic	23,163,626	22,094,790
Dilutive securities	—	18,710
Weighted-average common shares outstanding – diluted	23,163,626	22,113,500

Basic (loss) earnings per common share	$(0.03)	$0.03
Diluted (loss) earnings per common share	$(0.03)	$0.03

The Company had 11,273 dilutive shares as of March 31, 2017 that are not included in the earnings per share calculation above, because to do so would be anti-dilutive for the period presented.

6.   Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2016	$28,128
Additions charged to provision for doubtful accounts	6,587
Accounts written off, net of recoveries	(680)
Balance at March 31, 2017	$34,035

For the three months ended March 31, 2017, approximately 10.8% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Nevada; 10.7% by Blue Cross Blue Shield of Florida; and 10.1% by Blue Cross Blue Shield of Texas. No other payor accounted for more than 10.0% of revenue reimbursements for the three months ended March 31, 2017.

For the three months ended March 31, 2016, approximately 13.1% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 10.7% by Blue Cross Blue Shield of Texas; and 10.7% by Aetna.  No other payor accounted for more than 10.0% of revenue reimbursements for the three months ended March 31, 2016.

Approximately $15.1 million and $10.4 million of the accounts receivable, net the of the allowance for doubtful accounts, at March 31, 2017 and December 31, 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

7.  Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land	$14,701	$14,705
Buildings and improvements	112,294	103,742
Equipment and software	28,722	25,206
Construction in progress	25,036	27,841
Total property and equipment	180,753	171,494
Less accumulated depreciation	(35,343)	(30,187)
Property and equipment, net	$145,410	$141,307

8.  Goodwill and Intangible Assets

The Company’s business comprises a single reporting segment for impairment test purposes. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. In addition to an annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of December 31, 2016 and did not incur an impairment charge.

The Company’s goodwill balance as of March 31, 2017 and December 31, 2016 was $134.4 million.

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Trademarks	5,322	$5,322	1,587	$1,454
Non-compete agreements	1,587	1,587	1,218	1,139
Marketing intangibles	5,651	5,651	1,061	920
Leasehold interests	1,498	1,498	254	206
Other	51	51	36	34
	$14,109	$14,109	$4,156	$3,753

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.3 million, respectively.

9.  Debt

A summary of the Company’s debt obligations, net of unamortized discounts and debt issuance costs, is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Debt:
Senior secured loans	$149,407	$139,750
Subordinated debt	50,000	50,000
Unamoritzed debt issuance costs	(2,533)	(2,386)
Capital lease obligations	1,547	1,742
Total debt	198,421	189,106
Less current portion of long-term debt	(10,965)	(9,445)
Total long-term debt, net of current portion	$187,456	$179,661

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

On July 13, 2016, the Company increased its 2015 Credit Facility to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s leverage ratio. The facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders. As of March 31, 2017, the balance on the term loan was $116.4 million, and the balance on the revolving credit facility was $33.0 million.

On February 27, 2017, the Company amended its 2015 Credit Facility, to, among other things, provide for certain modifications to the terms of the 2015 Credit Agreement, dated as of March 19, 2015, as amended from time to time (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4.25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which will be applicable when the Consolidated Total Leverage Ratio is equal to or exceeds 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date the Company delivers its next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under its covenant calculation to account for its February 2017 reduction in workforce.

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

Borrowings under the 2015 Credit Facility are guaranteed by the Company and each of its subsidiaries and are secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bear interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Facility, as amended).   Eurodollar Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the 2015 Credit Facility, as amended) (based upon the LIBOR Rate (as defined in the 2015 Credit Facility, as amended) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at March 31, 2017 was 4.73%).  In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving loan of the 2015 Credit Facility of 0.35% to 0.60% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at March 31, 2017 was 0.60%).   The Applicable Rates and the unused commitment fees of the 2015 Credit Facility, after the February 27, 2017 amendment, are based upon the following tiers:

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

The 2015 Credit Facility requires the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (each as defined in the 2015 Credit Facility, as amended). The Company may be required to pay all of its indebtedness immediately if the Company defaults on any of the financial or other restrictive covenants contained in the 2015 Credit Facility.  The financial covenants, after the February 27, 2017 amendment, include maintenance of the following:

•	Fixed Charge Coverage Ratio may not be less than 1.50:1.00 as of the end of any fiscal quarter.
•	Consolidated Total Leverage Ratio: may not be greater than the following levels as of the end of each fiscal quarter:
Measurement Period Ending	Maximum Consolidated Total Leverage Ratio
March 31, 2017	4.25:1.00
June 30, 2017	4.25:1.00
September 30, 2017	4.25:1.00
December 31, 2017 and each fiscal quarter thereafter	4.00:1.00

•	Consolidated Senior Secured Leverage Ratio may not be greater than the following levels as of the end of each fiscal quarter:
Measurement Period Ending	Maximum Consolidated Senior Secured Leverage Ratio
March 31, 2017 and each fiscal quarter thereafter	3.50:1.00

As of March 31, 2017 the Company was in compliance with all applicable covenants under the 2015 Credit Agreement.

The Company has incurred a total of approximately $2.2 million in debt issuance costs, of which $1.5 million was unamortized as of March 31, 2017. The issuance costs were related to underwriting and other professional fees, which the Company deferred over the term of the 2015 Credit Facility.

As of March 31, 2017, our total borrowings under the $50.0 million revolver portion of the 2015 Credit Facility were $33.0 million and $2.5 million in standby letters of credit issued for various corporate purposes resulting in $14.5 million available to the Company.

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The financing facilities consist of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions) (the “Deerfield Facility”). The Company issued $25.0 million of subordinated convertible debt at closing and used the proceeds to fund acquisitions, its de novo projects and for general corporate purposes.  The $25.0 million of subordinated convertible debt bears interest at an annual rate of 2.50% and matures on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing is convertible into shares of the Company’s common stock at $30.00 per share. In the second quarter of 2016, the Company issued $25.0 million of the unsecured subordinated debt and used the proceeds to fund the acquisitions of Wetsman Forensic Medicine, LLC (d/b/a Townsend) and its affiliates (“Townsend”), the hotel in Arlington, Texas and Solutions Recovery, Inc., its affiliates and unsecured real estate assets (collectively, “Solutions”). The unsecured subordinated debt bears interest at an annual rate of 12.0% and matures on October 2, 2020.

The Company has incurred a total of approximately $1.3 million in debt issuance costs, of which $1.0 million was unamortized as of March 31, 2017. The issuance costs were related to the underwriting and other professional fees, which the Company deferred over the term of the Deerfield Facility.

As of March 31, 2017, both the $25.0 million of subordinated convertible debt, bearing interest at 2.5%, and the $25.0 million of unsecured subordinated debt, bearing interest at 12.0%, were outstanding.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. As of March 31, 2017, the interest rate swap agreements had notional amounts of $7.2 million and $10.5 million which fix the interest rates over the life of the respective swap agreement at 4.21% and 4.73%, and mature in May 2018 and August 2019, respectively.  The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements are settled on a net basis.  The Company has not designated the interest rate swaps as cash flow hedges, and therefore, the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statements of operations.

The fair value of the interest rate swaps at March 31, 2017 and December 31, 2016 represented a liability of $0.2 million and $0.3 million, respectively, and is reflected in other long-term liabilities on the condensed consolidated balance sheets.  Refer to Note 12 (Fair Value of Financial Instruments) for further discussion of fair value of the interest rate swap agreements.  The Company’s credit risk related to these agreements is considered low because the swap agreements are with a creditworthy financial institution.

10.  Stockholders’ Equity and Stock Based Compensation

Stock Based Compensation Plans

The Company granted 408,000 and 110,000 shares of restricted common stock as part of the 2014 Equity Incentive Plan (“the Plan”) during the three months ended March 31, 2017 and 2016, respectively. The restricted common stock granted during the three months ended March 31, 2017 vest annually over a period of three years beginning on December 31, 2017. The restricted common stock granted during the three months ended March 31, 2016 vest quarterly over a period of three years beginning on March 31, 2016. Additionally, the Company granted 38,000 and 30,000 shares of fully vested common stock during the three months ended March 31, 2017 and 2016, respectively, to its five non-employee directors pursuant to the Plan. The Company recognized $0.3 million and $0.5 million of compensation expense for the three months ended March 31, 2017 and 2016, respectively, as a result of the non-employee director grants.

 The Company recognized $2.1 million and $2.6 million in equity-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $12.8 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

A summary of share activity under the Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	522,175	$23.22
Granted	446,000	8.60
Vested	(96,855)	18.52
Forfeitures	(80,186)	23.59
Unvested at March 31, 2017	791,134	$15.52

Employee Stock Purchase Plan

For the three months ended March 31, 2017 and 2016, the Company issued 50,362 and 15,445 shares of the Company’s common stock under its Employee Stock Purchase Plan (“ESPP”), respectively, at a purchase price of $7.24 and $19.06 per share, respectively, in connection with employee deductions of $0.3 million contributed in the July 1, 2016 through December 31, 2016 ESPP option period and $0.2 million contributed in the July 1, 2015 through December 31, 2015 ESPP option period.

For both the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million of compensation expense related to the ESPP.

11.  Income Taxes

The provision for income taxes for the three months ended March 31, 2017 reflects an income tax benefit of $0.6 million at an effective tax rate of 25.6%, compared to an income tax benefit of $20,000 at an effective tax rate of 6.9% for the three months ended March 31, 2016.  The change in effective tax rate is primarily due to the tax treatment of employee stock compensation expense which is determined by the stock price as of the vesting date.  The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 and 2014 tax returns.  The results of such examination and impact on the Company’s result of operations are not known at this time.

12.  Fair Value of Financial Instruments

The carrying amounts reported at March 31, 2017 and December 31, 2016 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at March 31, 2017 and December 31, 2016.

The Company has entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  At March 31, 2017, the fair value of the interest rate swaps represented a liability of $0.2 million.  Refer to Note 9 (Debt) for further discussion of the interest rate swap agreements.

13.  Commitments and Contingencies

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.).  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim.  On July 1, 2016, the court denied the motion to dismiss.  In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct.  On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action.  The Company is vigorously defending these actions.  At this time, the Company cannot predict the results of litigation with certainty.  However, it is reasonably possible that the Company may incur a loss in connection with these matters. The Company is unable to reasonably estimate the amount or range of any such loss given that the matter is still in the early stages of discovery. Any loss incurred in connection with adverse outcomes in these matters could be material.

New Jersey Department of Banking and Insurance

The New Jersey Department of Banking and Insurance (“NJ-DOBI”) and Leading Edge Recovery Center, LLC (“Leading Edge”), a former indirect operating subsidiary of American Addiction Centers, Inc. that was acquired in September 2012 and was subsequently closed in 2013, have been negotiating a possible resolution to certain information provided to NJ-DOBI following Leading Edge’s recent claim settlement with Horizon Blue Cross Blue Shield of New Jersey. Based on these discussions, the Company has now settled in principle the claim with NJ-DOBI.  The settlement payment was previously fully reserved.

Other

The Company is also aware of various other legal matters arising in the ordinary course of business. To cover these other types of claims as well as the legal matters referenced above, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect and the insurer may argue that some claims are excluded from coverage. Plaintiffs in these matters may also request punitive or other damages that may not be covered by insurance. Except as described above, after taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes at this time that the anticipated outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this Quarterly Report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “AAC Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing;(iv) an increase in our provision for doubtful accounts based on the aging of receivables; (v) our failure to successfully achieve growth through acquisitions and de novo projects; (vi) uncertainties regarding the timing of the closing of acquisitions; (vii) our failure to achieve anticipated financial results from contemplated acquisitions; (viii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (ix) a disruption in our ability to perform diagnostic drug testing services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders; (xii) our inability to agree on conversion and other terms for the balance of convertible debt; (xiii) our inability to meet our covenants in the loan documents; (xiv) our inability to obtain senior lender consent to exceed the current $50 million limit in unsecured subordinated debt; (xv) our inability to integrate newly acquired facilities; and (xvi) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In connection with our treatment services, we perform drug testing and diagnostics laboratory services and provide physician services to our clients.  As of March 31, 2017, we operated 12 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,370 beds, including 656 licensed detoxification beds, 18 standalone outpatient centers, and three sober living facilities with an aggregate 242 sober living beds.

In the near term, we are expanding our Oxford Treatment Center, having opened an additional 24 residential beds in April 2017 and currently anticipate completing 48 sober living beds in the third quarter of 2017.  We also leased one floor of the New Orleans East Hospital in New Orleans, Louisiana, where we plan to operate 36 in-network beds to provide detoxification and residential treatment services. Our New Orleans East Hospital is anticipated to open mid-year 2017, subject to receiving licensure.

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

The majority of our approximately 2,000 employees as of March 31, 2017 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development as of March 31, 2017:

						Real Property
		Facility		Beds	Services	Owned /
Facility Name	Location	Type(1)	Current(2)	Pending	Provided(3)	Lease
California
Forterus	Temecula	OON	100(4)	―	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	OON	36	―	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	OON	93	―	DTX, RTC, PHP, IOP	Owned
Florida
Recovery First	Fort Lauderdale	IN	72	―	DTX, RTC, PHP	Owned / Leased
Recovery First - West Palm	West Palm Beach	IN	65	―	PHP, IOP	Leased
River Oaks	Riverview (Tampa area)	OON	162	―	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	IN	32	―	DTX, RTC, PHP, IOP	Leased
Townsend Recovery Center New Orleans	New Orleans	IN	―	36(5)	DTX, RTC, PHP	Leased
Townsend Outpatient Centers	Lafayette	IN	n/a	n/a	IOP	Leased
Mississippi
Oxford Treatment Center	Etta	OON	100(6)	24(6)	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient Center	Oxford, Tupelo, and Olive Branch	OON	n/a	n/a	IOP	Leased
Resolutions Oxford	Oxford	n/a	24	48(6)	Sober Living	Owned /Leased
Nevada
Desert Hope	Las Vegas	OON	148	―	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	OON	n/a	n/a	IOP	Owned
Solutions Treatment Center	Las Vegas	IN	80	―	DTX, RTC, PHP, IOP	Leased
Resolutions Las Vegas	Las Vegas	n/a	138	―	Sober Living	Owned / Leased
New Jersey
Sunrise House	Lafayette (New York City area)	IN	110	―	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette	IN	n/a	n/a	IOP	Owned
TBD	Ringwood (New York City area)	OON	―	150(7)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	IN	n/a	n/a	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	OON	130	―	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	OON	n/a	n/a	IOP	Owned
Resolutions Arlington	Arlington (Dallas area)	n/a	80(8)	75(8)	Sober Living	Owned / Leased
Totals			1,370	333

(1)	Facility type reflects the primary payor type of the clients served at the facility: Out-of-network (OON) or in-network (IN).
(2)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(3)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(4)	During 2017, we decreased our capacity at Forterus from 112 beds to 100 beds.
(5)

We have leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where we intend to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational by mid-year 2017, subject to receiving licensure, and will be operated by the Townsend clinical staff.

(6)	In April 2017, we opened an additional 24 beds licensed for detoxification and currently anticipate opening 48 sober living beds in the third quarter of 2017.
(7)	We acquired this property on February 24, 2015 and have begun development of a residential treatment center. The facility is currently anticipated to be completed mid-year 2018.
(8)

We are currently in the process of completing the conversion of Resolutions Arlington into sober living beds that will be used in support of the Greenhouse Outpatient Center. We began accepting sober living clients at the end of the third quarter of 2016 and currently have a total of 80 sober living beds. We currently anticipate completion of the remaining renovations by the end of 2017, which will result in an additional 75 sober living beds.

Recent Developments

Financing

For discussion of our five-year senior secured credit facility with Bank of America, N.A., as administrative agent for the lenders party thereto (the “2015 Credit Facility”), and a summary of its terms, see Note 9 to the accompanying condensed consolidated financial statements. As of March 31, 2017, under our 2015 Credit Facility, we had $33.0 million outstanding under our revolver, $116.4 million outstanding on our term loan and $2.5 million in standby letters of credit issued for various corporate purposes.

On February 27, 2017, we amended our 2015 Credit Facility to, among other things, provide for certain modifications to the terms of our Credit Agreement, dated as of March 19, 2015, as amended from time to time (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4.25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which will be applicable when the Consolidated Total Leverage Ratio is equal to or exceeds 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date we deliver our next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under its covenant calculation to account for its February 2017 reduction in workforce.

The 2015 Credit Facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the 2015 Credit Facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances.  We recognize revenue at the estimated net realizable value in the period in which services are provided. For the three months ended March 31, 2017 and 2016, approximately 91% and 90%, respectively, of our client related revenue were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three months ended March 31, 2017 and 2016, no single payor accounted for more than 10.8% and 13.1% of our revenue reimbursements, respectively.

The following table summarizes the composition of our client related revenue for residential treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and diagnostic laboratory services, for the three months ended March 31, 2017 and 2016:

	2017 (unaudited)		2016 (unaudited)
	Amount	%	Amount	%
Residential treatment facility services[1]	$49,495	69.5	$44,713	71.3
Outpatient facility and sober living services[2]	5,715	8.0	1,905	3.0
Client related diagnostic services[3]	16,009	22.5	16,088	25.7
Total client related revenue	$71,219	100.0	$62,706	100.0

(1)	Residential treatment facility services and professional services.
(2)	Outpatient facility services, professional services and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

We recognize client related revenues from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our expected realization is determined by management after taking into account the type of services provided and the historical collections received from the commercial payors, on a per facility basis, compared to the gross client charges billed.

Our accounts receivable primarily consists of amounts due from commercial payors. Any client self-pay portion is usually collected upon admission, and in limited circumstances, the client will make a deposit and negotiate the remaining payments as part of the services. We do not recognize revenue for any amounts not collected from the client in either of these situations. From time to time, we may provide free care to clients, which we refer to as scholarships. We do not recognize revenues for scholarships provided. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company and are continuing to pursue additional collections for the estimated remaining balance outstanding.

Non-Client Related Revenue.  Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC (“RSG”), and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Non-client related revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

Operating Expenses.  Our operating expenses are primarily impacted by nine categories of expenses: salaries, wages and benefits; client related services; provision for doubtful accounts; advertising and marketing; professional fees; other operating expenses; rentals and leases; depreciation and amortization; and acquisition-related expenses.

•

Salaries, wages and benefits.  We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others.  Our clinical salaries, wages and benefits expense is largely driven by the total number of effective beds in our facilities and our average daily census.  We also employ a professional sales force and staff a centralized call center.  Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff, legal staff and senior management.

•

Client related services.  Client related services consist of physician and medical services as well as client meals, pharmacy, travel and various other expenses associated with client treatment.  Client related services are significantly influenced by our average daily residential and sober living census.

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of March 31, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. Approximately $15.1 million and $10.4 million of the accounts receivable, net the of the allowance for doubtful accounts, at March 31, 2017 and December 31, 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017, other filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q and those described below:

•

Average Daily Residential Census. We refer to the average number of clients to whom we are providing services at our residential facilities on a daily basis over a specific period as our average daily census. Our revenues are directly impacted by our average daily residential census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of effective beds, the number of client admissions and discharges in a period and the average length of stay.

•

Average Daily Sober Living Census.  We refer to the average number of clients to whom we are providing services at our sober living facilities on a daily basis over a specific period as our average daily census. Our revenues are directly impacted by our average daily sober living census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period and the average length of stay. Average Daily Residential Revenue and Average Net Daily Residential Revenue.  Our average daily residential revenue is a per census metric equal to our total residential revenues, less diagnostic services revenue, for a period divided by our average daily residential census for the same period divided by the number of days in the period. Our average net daily residential revenue is a per census metric equal to our total residential revenues, less diagnostic services revenue, and less the applicable provision for doubtful accounts for a period divided by our average daily residential census for the same period divided by the number of days in the period. The key drivers of average daily residential revenue and average net daily residential revenue include the mix of out-of-network beds versus in-network beds, the level of care that we provide to our clients during the period and payor mix. Also, our average daily residential revenue derived from in-network facilities and beds is generally lower than our average daily residential revenue derived from out-of-network facilities/beds.

•

Outpatient Visits.  Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period.  Our revenues are directly impacted by our outpatient visits, which fluctuate based on our sales and marketing efforts, utilization review and the average length of stay.

•

Average Revenue per Outpatient Visit.   We refer to average revenue per outpatient visit as facility and sober living services revenue for a period divided by our outpatient visits for the same period.  The key drivers of average revenue per outpatient visit include the mix of out-of-network versus in-network and payor mix. Our average revenue per outpatient visit derived from in-network outpatient centers is generally lower than our average revenue per outpatient visit derived from out-of-network facilities/beds.

•

Client Related Diagnostic Services as a Percentage of Total Client Related Revenue. We refer to client related diagnostic services as a percentage of total client related revenue as client related diagnostic services for a period divided by total client related revenue for the same period.  Client related diagnostic services includes point of care drug testing and client related diagnostic laboratory services.  We tend to experience higher margins from our client related diagnostic services than we do from other client related services.

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

Results of Operations

Comparison of Three Months ended March 31, 2017 to Three Months ended March 31, 2016

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	2017 (unaudited)		2016 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$71,219	97.5	$62,706	96.0	$8,513	13.6
Non-client related revenue	1,820	2.5	2,642	4.0	(822)	(31.1)
Total revenues	$73,039	100.0	$65,348	100.0	$7,691	11.8

Operating expenses
Salaries, wages and benefits	36,772	50.3	31,971	48.9	4,801	15.0
Client related services	6,378	8.7	4,919	7.5	1,459	29.7
Provision for doubtful accounts	6,587	9.0	5,483	8.4	1,104	20.1
Advertising and marketing	3,775	5.2	4,397	6.7	(622)	(14.1)
Professional fees	2,642	3.6	4,307	6.6	(1,665)	(38.7)
Other operating expenses	8,789	12.0	6,654	10.2	2,135	32.1
Rentals and leases	1,885	2.6	1,532	2.3	353	23.0
Depreciation and amortization	5,469	7.5	3,915	6.0	1,554	39.7
Acquisition-related expenses	183	0.3	764	1.2	(581)	(76.0)
Total operating expenses	72,480	99.2	63,942	97.8	8,538	13.4
Income from operations	559	0.8	1,406	2.2	(847)	(60.2)
Interest expense, net (change in fair value of interest rate swaps of ($83) and $175, respectively)	2,734	3.7	1,702	2.6	1,032	60.6
Other expense (income), net	34	—	(7)	—	41	(585.7)
Loss before income tax benefit	(2,209)	(3.0)	(289)	(0.4)	(1,920)	664.4
Income tax benefit	(565)	(0.8)	(20)	—	(545)	2,725.0
Net loss	(1,644)	(2.3)	(269)	(0.4)	(1,375)	511.2
Less: net loss attributable to noncontrolling interest	1,041	1.4	855	1.3	186	21.8
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(603)	(0.8)	$586	0.9	$(1,189)	(202.9)

Client Related Revenue

Client related revenues increased $8.5 million, or 13.6%, to $71.2 million for the three months ended March 31, 2017 from $62.7 million for the three months ended March 31, 2016.  Revenues were positively impacted by our acquisitions and de novo projects.

Our average daily residential census increased 5.0% to 802 clients for the three months ended March 31, 2017 from 764 clients for the three months ended March 31, 2016.  The increase in the average daily residential census was primarily driven by the Townsend Acquisition and the Solutions Acquisition (collectively, the “2016 Acquisitions”), and the opening of Laguna Treatment Hospital in June 2016. Our bed capacity at our residential treatment facilities increased 20.8% to 1,128 beds at March 31, 2017 from 934 beds at March 31, 2016.

Our average daily residential revenue increased 6.7% to $686 for the three months ended March 31, 2017 from $643 for the three months ended March 31, 2016.  The increase in average daily residential revenue is primarily related to an increase in the percentage of client days at higher levels of care at our residential treatment facilities.  As a percentage of residential treatment facility services revenue, we experienced a 8.5% increase in detoxification and residential services for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Outpatient visits increased 232.5% to 16,550 for the three months ended March 31, 2017 from 4,978 for the three months ended March 31, 2016. The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers as a result of the 2016 Acquisitions.   As of March 31, 2017, we operated 18 standalone outpatient centers versus nine standalone outpatient centers at March 31, 2016.   Also contributing to the increase in outpatient visits was an increase in our average daily sober living census which increased 92.5% to 154 clients for the three months ended March 31, 2017 from 80 clients for the three months ended March 31, 2016.

Average revenue per outpatient visit was $345 for the three months ended March 31, 2017 compared with $383 for the three months ended March 31, 2016. The decrease in average revenue per outpatient visit is the result of an increase in the percentage of outpatient visits from our in-network outpatient centers as compared to our out-of-network outpatient centers. Our average revenue per outpatient visit is typically lower at our in-network outpatient centers as compared to our out-of-network outpatient centers

Client diagnostic services revenue for the three months ended March 31, 2017 was $16.0 million compared with $16.1 million for the three months ended March 31, 2016.  Client related diagnostic services revenue as a percentage of total client related revenues was 22.5% for the three months ended March 31, 2017 compared to 25.7% for the three months ended March 31, 2016.   The decrease in client related diagnostic services as a percentage of total client related revenues is primarily related to the increase in residential treatment facility services and outpatient facility services at in-network facilities.  Certain of our contracted rates with payors for residential and outpatient services are inclusive of client diagnostic services.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers.  Non-client related revenue decreased $0.8 million, or 31.1%, to $1.8 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016. The decrease in non-client related revenue is primarily related to a greater amount of RSG generated leads utilized internally versus sold to other treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $4.8 million, or 15.0%, to $36.8 million for the three months ended March 31, 2017 from $32.0 million for the three months ended March 31, 2016. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers as a result of the 2016 Acquisitions and de novo projects.  Our number of employees increased by approximately 400 employees, or 25.0%, to approximately 2,000 employees at March 31, 2017 from approximately 1,600 employees at March 31, 2016.  Also contributing to the increase in salaries, wages and benefits is $0.7 million related to severance costs incurred during the three months ended March 31, 2017 as a result of our February 2017 reduction in workforce.  Salaries, wages and benefits were 50.3% of total revenues for the three months ended March 31, 2017 compared to 48.9% of total revenues for the three months ended March 31, 2016.

Client Related Services

Client related services expense increased $1.5 million, or 29.7%, to $6.4 million for the three months ended March 31, 2017 from $4.9 million for the three months ended March 31, 2016. The increase in expense was primarily related to the growth in the average daily residential census to 802 for the three months ended March 31, 2017 from 764 for the three months ended March 31, 2016 and the increase in outpatient visits to 16,550 for the three months ended March 31, 2017 from 4,978 for the three months ended March 31, 2016.  Client related services expenses were 8.7% of total revenues for the three months ended March 31, 2017 compared to 7.5% of total revenues for the three months ended March 31, 2016.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $1.1 million, or 20.1%, to $6.6 million for the three months ended March 31, 2017 from $5.5 million for the three months ended March 31, 2016. The provision for doubtful accounts was 9.0% of total revenues for the three months ended March 31, 2017 compared to 8.4% of total revenues for the three months ended March 31, 2016.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of March 31, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding.

The following table presents a summary of our aging of accounts receivable as of March 31, 2017 and 2016:

	Current	31-180 Days	Over 180 Days	Total
March 31, 2017	26.2%	38.6%	35.2%	100.0%
March 31, 2016	29.1%	39.6%	31.3%	100.0%

The aging of our accounts receivable continues to be negatively impacted by increased documentation requests from commercial payors prior to payment and slower collections related to laboratory services.  Our days sales outstanding was 116 days as of and for the quarter ended March 31, 2017 compared with 88 days as of and for the quarter ended March 31, 2016.

Days sales outstanding increased by five days from 111 days at December 31, 2016 to 116 days at March 31, 2017. The increase in days sales outstanding from December 31, 2016 was primarily related to billing and collections for our laboratory services.      During the three months ended March 31, 2017, we experienced issues with both our internal billing system and with the conversion to a new claims clearing house that temporarily delayed billing of certain laboratory services for a portion of the first quarter of 2017.   The technical issues were resolved in the first quarter of 2017 and to date, there have been no further material technical issues that have resulted in delayed laboratory billings.  In April 2017, we have experienced improvement in cash collections.  Average cash collections per day for April 2017 as compared to the average collections per day in the first quarter of 2017 have increased by 6.2%.

Advertising and Marketing

Advertising and marketing expenses decreased $0.6 million, or 14.1%, to $3.8 million for the three months ended March 31, 2017 from $4.4 million for the three months ended March 31, 2016. Advertising and marketing expenses were 5.2% of total revenues for the three months ended March 31, 2017 compared to 6.7% of total revenues for the three months ended March 31, 2016.  The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds.

Professional Fees

Professional fees decreased $1.7 million, or 38.7%, to $2.6 million for the three months ended March 31, 2017 from $4.3 million for the three months ended March 31, 2016.  The decrease in professional fees was primarily related to approximately $0.4 million in professional fees associated with certain litigation costs in California for the three months ended March 31, 2017 as compared to $2.2 million incurred for the three months ended March 31, 2016.  Professional fees were 3.6% of total revenues for the three months ended March 31, 2017 compared to 6.6% of total revenues for the three months ended March 31, 2016.

Other Operating Expenses

Other operating expenses increased $2.1 million, or 32.1%, to $8.8 million for the three months ended March 31, 2017 from $6.7 million for the three months ended March 31, 2016. The increase was primarily the result of additional operating expenses associated with acquisitions and de novo projects. Other operating expenses was 12.0% of total revenues for the three months ended March 31, 2017 compared to 10.2% of total revenues for the three months ended March 31, 2016.

Rentals and Leases

Rentals and leases increased $0.4 million, or 23.0%, to $1.9 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. The increase was primarily the result of increased rent as a result of the 2016 Acquisitions. Rentals and leases was 2.6% of total revenues for the three months ended March 31, 2017 compared to 2.3% of total revenues for the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million, or 39.7%, to $5.5 million for the three months ended March 31, 2017 from $3.9 million for the three months ended March 31, 2016. Depreciation and amortization expense was 7.5% of total revenues for the three months ended March 31, 2017 compared to 6.0% of total revenues for the three months ended March 31, 2016.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2016 Acquisitions and completed de novo projects.

Acquisition-related Expenses

Acquisition-related expenses were $0.2 million for the three months ended March 31, 2017, a decrease of $0.6 million, or 76.0% from $0.8 million for the three months ended March 31, 2016. Acquisition-related expenses were 0.3% of total revenues for the three months ended March 31, 2017 compared to 1.2% of total revenues for the three months ended March 31, 2016.  The acquisition-related expenses for the three months ended March 31, 2017 were primarily related to professional fees and expenses and travel costs associated with our acquisition activity.

Interest Expense

Interest expense increased $1.0 million, or 60.6%, to $2.7 million for the three months ended March 31, 2017 compared to $1.7 million for the three months ended March 31, 2016.  The increase in interest expense was primarily the result of an increase in outstanding debt and an increase in interest rates.  Outstanding debt at March 31, 2017 was approximately $198.4 million compared to $143.1 million at March 31, 2016. Our weighted average interest rate on outstanding debt at March 31, 2017 was 5.4% compared to 3.4% at March 31, 2016. Interest expense was 3.7% of total revenues for the three months ended March 31, 2017 compared to 2.6% of total revenues for the three months ended March 31, 2016.

Income Tax Benefit

For the three months ended March 31, 2017, income tax benefit was $0.6 million, reflecting an effective tax rate of 25.6%, compared to income tax benefit of $20,000, reflecting an effective tax rate of 6.9%, for the three months ended March 31, 2016. The change in effective tax rate is primarily due to the tax treatment of employee stock compensation expense which is determined by the stock price as of the vesting date.

Net Loss Attributable to Noncontrolling Interest

For the three months ended March 31, 2017, net loss attributable to noncontrolling interest was $1.0 million compared to $0.9 million for the three months ended March 31, 2016.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the acquisitions completed during 2016 and the opening of Laguna Treatment Hospital in June 2016.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations and borrowings under our 2015 Credit Facility. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by our ability to access capital markets, which may be restricted as a result of our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Provided by operating activities	$4,356	$4,279	$77
Used in investing activities	(10,687)	(7,567)	(3,120)
Provided by (used in) financing activities	8,247	(2,225)	10,472
Net (decrease) increase in cash and cash equivalents	1,916	(5,513)	7,429
Cash and cash equivalents at end of period	$5,880	$13,237	$(7,357)

Net Cash Provided by Operating Activities

Cash provided by operating activities was $4.4 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. Cash flows provided by operating activities for the three months ended March 31, 2017 was primarily related to adjustments to net income for non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, etc.). Working capital totaled $55.4 million at March 31, 2017 and $51.1 million at December 31, 2016.

Net Cash Used in Investing Activities

Cash used in investing activities was $10.7 million for the three months ended March 31, 2017 compared to $7.6 million for the three months ended March 31, 2016.  Cash used in investing activities for the three months ended March 31, 2017 was primarily related to work on our de novo projects including the expansion and renovations at Oxford Treatment Center, Resolutions Las Vegas, Resolutions Arlington and Ringwood.

Net Cash Provided by (used in) Financing Activities

Cash provided by financing activities was $8.2 million for the three months ended March 31, 2017 compared to cash used in financing activities of $2.2 million for the three months ended March 31, 2016.  Cash provided by financing activities for the three months ended March 31, 2017 was primarily related to $11.7 million in net additional borrowings under the revolver of the 2015 Credit Facility, partially offset by principal payments of $2.5 million on long-term debt and capital leases related to the 2015 Credit Facility as well as $0.9 million in cash paid by the Company when directly withholding shares for tax-withholding purposes. Cash used in financing activities for the three months ended March 31, 2016 primarily relates to payments on scheduled maturities on long-term debt.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 9 to the accompanying Condensed Consolidated Financial Statements.

2015 Credit Facility

As of March 31, 2017, we had $33.0 million outstanding under our revolving credit facility, $116.4 million outstanding on our term loan and $2.5 million in standby letters of credit issued for various corporate purposes.

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

On February 27, 2017, we amended our 2015 Credit Facility, to, among other things, provide for certain modifications to the terms of the 2015 Credit Agreement, including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4.25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which will be applicable when the Consolidated Total Leverage Ratio is equal to or exceeds the New Pricing Level and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date we deliver our next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under our covenant calculation to account for our February 2017 reduction in workforce.

The 2015 Credit Facility is scheduled to mature in March 2020 and bears interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on our leverage ratio. The 2015 Credit Facility has an accordion feature that provides for an additional $75.0 million of borrowing capacity under the 2015 Credit Facility, subject to certain consents and conditions, including obtaining additional commitments from lenders.

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

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 11.6% and have maturity dates through September 2019. Total obligations under capital leases at March 31, 2017 were $1.6 million, of which $0.8 million was included in the current portion of long-term debt.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable at such time. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at March 31, 2017. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

American Addiction Centers, Inc., our direct operating subsidiary (“AAC”), has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC will also provide financial support to each Professional Group on an as needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary and, therefore, consolidate the six Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $1.9 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2017 consisted of $149.4 million of variable rate debt with interest based on LIBOR plus an applicable margin. In July 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate risks. As of March 31, 2017, the interest rate swap agreements had notional amounts of $10.5 million and $7.2 million interest rates of 4.73% and 4.21%, respectively.  A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $1.3 million on an annual basis based upon our borrowing level at March 31, 2017.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 13 to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and incorporated by reference in this Part II, Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. In addition, although certain legal proceedings described in Note 13 may not be required to be disclosed in this Part II, Item 1 under SEC rules because of immateriality, due to the nature of the business of the Company, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Quarterly Report on Form 10-Q.

Item 1A.   Risk Factors

In addition to the other information contained in this Quarterly Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended March 31, 2017.

Period	Total number of shares purchased(1)	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
January 1, 2017 through January 31, 2017	—	—	—	—
February 1, 2017 through February 28, 2017	—	—	—	—
March 1, 2017 through March 31, 2017	13,613	$8.53	—	—
(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: May 4, 2017

EXHIBIT INDEX

Number	Exhibit Description
10.1

Separation and Agreement and Release, dated February 3, 2017, by and between American Addiction Centers, Inc. and Candance Henderson-Grice (previously filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on March 7, 2017 and incorporated herein by reference).

10.2

Fourth Amendment to Credit Agreement, dated as of February 27, 2017, by and among AAC Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on February 28, 2017 and incorporated herein by reference).

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