Form 10-Q
period 2017-06-30
AAC Holdings, Inc.
filed 2017-08-03
CIK 1606180

0Nt en

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, the registrant had 24,060,888 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

June 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Client related revenue	$75,692	$68,226	$146,911	$130,932
Non-client related revenue	2,350	3,316	4,170	5,958
Total revenues	78,042	71,542	151,081	136,890

Operating expenses
Salaries, wages and benefits	34,508	36,191	71,280	68,162
Client related services	6,646	5,500	13,024	10,419
Provision for doubtful accounts	9,496	4,943	16,083	10,426
Advertising and marketing	3,266	4,509	7,041	8,906
Professional fees	3,039	3,869	5,681	8,176
Other operating expenses	8,199	7,297	16,988	13,951
Rentals and leases	1,849	1,892	3,734	3,424
Depreciation and amortization	5,058	4,225	10,527	8,140
Acquisition-related expenses	42	1,196	225	1,960
Total operating expenses	72,103	69,622	144,583	133,564
Income from operations	5,939	1,920	6,498	3,326
Interest expense, net (change in fair value of interest rate swaps of ($25) and $16 and ($108) and $191, respectively)	2,846	2,221	5,580	3,923
Loss on extinguishment of debt	5,435	—	5,435	—
Other (income) expense, net	(6)	(36)	28	(43)
Loss before income tax expense (benefit)	(2,336)	(265)	(4,545)	(554)
Income tax expense (benefit)	562	(107)	(3)	(127)
Net loss	(2,898)	(158)	(4,542)	(427)
Less: net loss attributable to noncontrolling interest	982	1,030	2,023	1,885
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(1,916)	$872	$(2,519)	$1,458
Basic (loss) earnings per common share	$(0.08)	$0.04	$(0.11)	$0.07
Diluted (loss) earnings per common share	$(0.08)	$0.04	$(0.11)	$0.06
Weighted-average common shares outstanding:
Basic	23,242,177	22,761,671	23,203,081	22,429,948
Diluted	23,242,177	22,811,345	23,203,081	22,499,064

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,793	$3,964
Accounts receivable, net of allowances	96,527	87,334
Prepaid expenses and other current assets	4,456	5,181
Total current assets	111,776	96,479
Property and equipment, net	148,965	141,307
Goodwill	134,396	134,396
Intangible assets, net	9,551	10,356
Deferred tax assets	1,180	598
Other assets	783	748
Total assets	$406,651	$383,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,441	$9,155
Accrued liabilities	24,800	26,742
Current portion of long-term debt	4,503	9,445
Total current liabilities	39,744	45,342
Long-term debt, net of current portion and debt issuance costs	208,467	179,661
Other long-term liabilities	3,782	4,093
Total liabilities	251,993	229,096

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,060,888 and 23,673,907 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	150,375	145,963
Retained earnings	16,600	19,119
Total stockholders’ equity	166,999	165,106
Noncontrolling interest	(12,341)	(10,318)
Total stockholders’ equity including noncontrolling interest	154,658	154,788
Total liabilities and stockholders’ equity	$406,651	$383,884

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2016	23,673,907	$24	$145,963	$19,119	$165,106	$(10,318)	$154,788
Common stock granted and issued under stock incentive plan, net of forfeitures	361,312	—	4,129	—	4,129	—	4,129
Common stock withheld for minimum statutory taxes	(24,693)	—	(109)	—	(109)	—	(109)
Effect of employee stock purchase plan	50,362	—	392	—	392	—	392
Net loss	—	—	—	(2,519)	(2,519)	(2,023)	(4,542)
Balance at June 30, 2017	24,060,888	$24	$150,375	$16,600	$166,999	$(12,341)	$154,658

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,542)	$(427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	16,083	10,426
Depreciation and amortization	10,527	8,140
Equity compensation	4,189	4,776
Loss on extinguishment of debt	5,435	—
Amortization of debt issuance costs	364	208
Deferred income taxes	(582)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(25,276)	(21,189)
Prepaid expenses and other assets	690	920
Accounts payable	1,286	1,169
Accrued liabilities	526	2,422
Other long term liabilities	(311)	18
Net cash provided by operating activities	8,389	6,318
Cash flows from investing activities:
Purchase of property and equipment	(18,665)	(19,745)
Acquisition of subsidiaries, net of cash acquired	—	(19,150)
Net cash used in investing activities	(18,665)	(38,895)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility, net of borrowings on 2015 Credit Facility revolver	(193,094)	22,625
Proceeds from 2017 Revolving Facility, net of debt issuance costs	9,169	—
Proceeds from 2017 Term Loan, net of debt issuance costs	202,325	—
Payments on capital leases	(400)	(334)
Payment of employee taxes for net share settlement	(895)	—
Repayment of long-term debt — related party	—	(1,195)
Net cash provided by financing activities	17,105	21,096
Net change in cash and cash equivalents	6,829	(11,481)
Cash and cash equivalents, beginning of period	3,964	18,750
Cash and cash equivalents, end of period	$10,793	$7,269

Supplemental information on non-cash investing and financing transactions:
Accrued purchase of property and equipment	$1,300	$998
Accrued employee taxes for net share settlement	$109	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides substance abuse treatment services for individuals with drug and alcohol addiction.  In addition to the Company’s substance abuse treatment services, the Company performs drug testing and diagnostic laboratory services, provides physician services to clients and operates a broad portfolio of internet assets that service millions of website visits each month serving families and individuals struggling with addiction and seeking treatment options.  As of June 30, 2017, the Company, through its subsidiaries, operated 12 residential substance abuse treatment facilities, 18 standalone outpatient centers, and three sober living facilities with an aggregate 242 sober living beds throughout the United States.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of June 30, 2017 and 2016.  The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients.  The Company provides management services to the Professional Groups.  Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 include assets of $2.5 million and $1.4 million and liabilities of $0.9 million and $0.7 million related to the VIEs, respectively.  The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $1.0 million and $1.0 million related to the VIEs for the three months ended June 30, 2017 and 2016, respectively and net loss attributable to noncontrolling interest of $2.0 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Statements of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company chose to early adopt the provisions of ASU 2016-15 during the six months ended June 30, 2017, which impacted the condensed consolidated statement of cash flows by allowing debt extinguishment costs incurred during the six months ended June 30, 2017 to be classified as a financing activity rather than an operating activity.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools.  ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur.  With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities.  Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted ASU 2016-09 on a prospective basis, effective January 1, 2017. Prior periods have not been adjusted. The adoption of the ASU impacted the classification of tax payments made by the Company on behalf of its employees for net share settlement amounts within the condensed consolidated statement of cash flows, resulting in $0.9 million of tax payments being classified as a financing activity during the six months ended June 30, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company anticipates that the adoption of ASU 2016-02 will result in an increase in both total assets and total liabilities. The Company is continuing to evaluate the impact that adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Updates to this standard have been issued subsequent to the initial ASU 2014-09. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  As the Company progresses with its implementation efforts to adopt ASU 2014-09, management continues to evaluate and refine its estimates of the anticipated impact the new standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows and financial disclosures.  Specifically, the Company continues to evaluate the impact the adoption will have on the presentation of the provision for doubtful accounts in the consolidated statements of operations and whether some or all of the provision for doubtful accounts will continue to be presented as a separate line item or will be recorded as a direct reduction to revenues.

3.   Non-Client Related Revenue

Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary Referral Solutions Group, LLC and its wholly owned subsidiary, Recovery Brands, LLC, which was acquired on July 2, 2015, and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable, and collectability of the fee is reasonably assured.

4.   General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $17.6 million and $17.8 million for the three months ended June 30, 2017 and 2016, respectively, and $36.7 million and $35.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(1,916)	$872	$(2,519)	$1,458
Denominator
Weighted-average common shares outstanding – basic	23,242,177	22,761,671	23,203,081	22,429,948
Dilutive securities	—	49,674	—	69,116
Weighted-average common shares outstanding – diluted	23,242,177	22,811,345	23,203,081	22,499,064

Basic (loss) earnings per common share	$(0.08)	$0.04	$(0.11)	$0.07
Diluted (loss) earnings per common share	$(0.08)	$0.04	$(0.11)	$0.06

For the three and six months ended June 30, 2017, the Company had 11,985 and 23,970 dilutive shares, respectively, that are not included in the EPS calculation above because to do so would be anti-dilutive for the period presented.

6.   Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2016	$28,128
Additions charged to provision for doubtful accounts	16,083
Accounts written off, net of recoveries	(2,911)
Balance at June 30, 2017	$41,300

For the six months ended June 30, 2017, approximately 11.1% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Nevada; 10.2% by Blue Cross Blue Shield of Florida; and 10.0% by Blue Cross Blue Shield of Texas. No other payor accounted for more than 10.0% of revenue reimbursements for the three months ended June 30, 2017.

For the six months ended June 30, 2016, approximately 12.4% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 10.9% by Aetna; and 10.5% by Blue Cross Blue Shield of Texas.  No other payor accounted for more than 10.0% of revenue reimbursements for the six months ended June 30, 2016.

Approximately $13.7 million and $10.4 million of the accounts receivable, net the of the allowance for doubtful accounts, at June 30, 2017 and December 31, 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

7.  Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land	$14,701	$14,705
Buildings and improvements	122,559	103,742
Equipment and software	29,576	25,206
Construction in progress	22,127	27,841
Total property and equipment	188,963	171,494
Less accumulated depreciation	(39,998)	(30,187)
Property and equipment, net	$148,965	$141,307

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

The Company’s goodwill balance as of June 30, 2017 and December 31, 2016 was $134.4 million.

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Trademarks	5,322	$5,322	1,720	$1,454
Non-compete agreements	1,587	1,587	1,297	1,139
Marketing intangibles	5,651	5,651	1,202	920
Leasehold interests	1,498	1,498	302	206
Other	51	51	37	34
	$14,109	$14,109	$4,558	$3,753

Amortization expense for both the three months ended June 30, 2017 and 2016 was $0.4 million.

Amortization expense for the six months ended June 30, 2017 and 2016 was $0.8 million and $0.7 million, respectively.

9.  Debt

A summary of the Company’s debt obligations, net of unamortized discounts and debt issuance costs, is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Debt:
Senior secured loans	$224,500	$139,750
Subordinated debt	—	50,000
Unamortized debt issuance costs	(12,936)	(2,386)
Capital lease obligations	1,406	1,742
Total debt	212,970	189,106
Less current portion of long-term debt	(4,503)	(9,445)
Total long-term debt, net of current portion	$208,467	$179,661

2017 Credit Facility

On June 30, 2017, the Company entered into a senior secured credit agreement with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto (the “2017 Credit Facility”). The 2017 Credit Facility made available to the Company a $40.0 million revolving line of credit (the “2017 Revolving Loans”) and a term loan in an aggregate principal amount of $210.0 million (the “2017 Term Loan”). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million.

The 2017 Term Loan will mature on June 30, 2023 and requires scheduled quarterly principal repayments in an amount equal to $1.3 million for September 30, 2017 through June 30, 2019, $2.6 million for September 30, 2019 through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023.  The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolving Loans will mature on June 30, 2022 and $14.5 million was drawn on the 2017 Revolving Loans on June 30, 2017. No amortization is required with respect to the 2017 Revolving Loans.

The 2017 Credit Facility also includes an incremental facility providing for the Company to incur Additional Term Loans in an aggregate principal amount of up to $25.0 million (plus such additional amounts, so long as, after giving pro forma effect to the incurrence of such additional borrowings, the Company’s Senior Secured Leverage Ratio (as defined in the 2017 Credit Facility) would be less than 3.90:1.00) and/or Additional Revolving Commitments in an aggregate principal amount of up to $15.0 million, each subject to the satisfaction of certain conditions contained in the 2017 Credit Facility, including obtaining additional commitments from existing or additional lenders. The lenders under the 2017 Credit Facility are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

Borrowings under the 2017 Credit Facility bear interest at a rate tied to the Alternative Base Rate or the Adjusted LIBO Rate (at the Company’s option, and both as defined in the 2017 Credit Facility). ABR Loans (as defined in the 2017 Credit Facility) made as a 2017 Revolving Loans bear interest at a rate per annum equal to the Alternative Base Rate plus 5.0% per annum. ABR Loans made as a 2017 Term Loan bear interest at a rate per annum equal to the Alternate Base Rate plus interest plus 5.75% per annum. Eurodollar Loans (as defined in the 2017 Credit Facility) made as a 2017 Revolving Loans bear interest at the applicable Adjusted LIBO Rate plus 6.0%. Eurodollar Loans made as a 2017 Term Loan bear interest at the applicable Adjusted LIBO Rate plus 6.75% (with a 1.0% floor). In addition, under the 2017 Credit Facility, the Company will pay a commitment fee for the undrawn portion of the 2017 Credit Facility of 0.5% per annum, payable on a quarterly basis.

The proceeds of the 2017 Term Loan was used by the Company to (i) prepay all existing indebtedness outstanding under the 2015 Credit Agreement and the Deerfield Facility (as defined below), (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. The proceeds of the 2017 Revolving Loans drawn at closing were used (x) to pay the Deerfield Consent Fee (as defined below) in full, (y) to pay transaction costs associated with the foregoing and (z) for general corporate purposes. After the closing, proceeds of the 2017 Revolving Loans will be used solely for general corporate purposes.

Borrowings under the 2017 Credit Facility are guaranteed by the Company’s wholly owned subsidiary, American Addiction Centers, Inc., and certain of its other subsidiaries pursuant to that certain Guarantee and Collateral Agreement, dated as of June 30, 2017, by and among the Company, each of the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (the “Guarantee and Collateral Agreement”). The obligations under the 2017 Credit Facility and the Guarantee and Collateral Agreement are secured by a lien on substantially all of the Company’s and each subsidiary guarantor’s assets.

The Company will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2017 Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar Loans and if certain repricing transactions are consummated, (i) a yield maintenance premium within one year after the closing as set forth in the 2017 Credit Facility, (ii) a 2.0% premium if paid after the first anniversary of the closing but before the second anniversary of the closing and (iii) a 1.0% premium if paid after the second anniversary of the closing but before the third anniversary of the closing.

In addition, the 2017 Credit Facility will require the Company to prepay the outstanding 2017 Term Loan, subject to certain exceptions, with:

•

75.0% (which percentage will be reduced to 50.0% if the Company’s Senior Secured Leverage Ratio is not greater than 3.25:1.00 and to 25.0% if the Company’s Senior Secured Leverage Ratio is not greater than 2.75:1.00) of the Company’s annual excess cash flow (as defined by the 2017 Credit Facility);

•

100.0% of the net cash proceeds of certain asset sales or other dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that the Company may reinvest within 365 days in assets to be used in its business or certain other permitted investments;

•

100.0% of the net cash proceeds of the incurrence of debt and issuance of Disqualified Stock (as defined by the 2017 Credit Facility) other than proceeds from debt permitted under the 2017 Credit Facility; and

•

100.0% of the net cash proceeds of equity issuances in the event the Senior Secured Leverage Ratio is greater than 3.00:1.00, calculated on a pro forma basis, at the time of such issuances (or such lesser percentage required for the Senior Secured Leverage Ratio to be equal to or less than 3.00:1.00).

The 2017 Credit Facility requires the Company to not permit its Senior Secured Leverage Ratio (as defined in the 2017 Credit Agreement) to exceed the following ratios on or after each quarter end:

Measurement Period Ending	Maximum Senior Secured Leverage Ratio
June 30, 2017	5.25:1.00
March 31, 2019	4.75:1.00
March 31, 2020	4.25:1.00

In addition, the 2017 Credit Facility places certain restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; pay dividends and make other restricted payments; undertake transactions with affiliates; enter into restrictive agreements on dividends and other distributions; make negative pledges; enter into certain sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.

The 2017 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, invalidity of loan documents and certain changes in control.

The Company incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolving Loans.

As of June 30, 2017, the Company’s availability under the 2017 Revolving Loans was $25.5 million, less any letters of credit.

As of June 30, 2017, the Company was in compliance with all applicable covenants.

The Company incurred approximately $5.4 million in debt extinguishment costs related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of a $3.0 million consent fee related to calling the Deerfield Facility (the “Deerfield Facility Consent Fee”), as well as a write-off of $2.3 million of previously deferred debt issuance costs.

2015 Credit Facility

On March 9, 2015, the Company entered into a five-year senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto.  In connection with entering in the 2017 Credit Facility on June 30, 2017, all amounts outstanding under the 2015 Credit Facility were fully repaid.  The 2015 Credit Facility initially consisted of a $50.0 million revolving credit facility and a $75.0 million term loan.  On July 13, 2016, the Company increased its 2015 Credit Facility to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility was scheduled to mature in March 2020 and bore interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s Total Consolidated Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Facility, as amended).  In addition, the Company was required to pay a commitment fee on undrawn amounts under the revolving loan of the 2015 Credit Facility of 0.35% to 0.60% depending on the Company’s Consolidated Total Leverage Ratio.

The 2015 Credit Facility required the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (each as defined in the 2015 Credit Facility, as amended).

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The financing facilities consisted of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt (the “Deerfield Facility”). In connection with entering in the 2017 Credit Facility on June 30, 2017, all amounts outstanding under the Deerfield Facilities were fully repaid. The Company issued $25.0 million of subordinated convertible debt at closing and used the proceeds to fund acquisitions, its de novo projects and for general corporate purposes.  The $25.0 million of subordinated convertible debt bore interest at an annual rate of 2.50% and matured on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing was convertible into shares of the Company’s common stock at $30.00 per share. In the second quarter of 2016, the Company issued $25.0 million of the unsecured subordinated debt and used the proceeds to fund the acquisitions of Wetsman Forensic Medicine, LLC (d/b/a Townsend) and its affiliates, the hotel in Arlington, Texas and Solutions Recovery, Inc., its affiliates and unsecured real estate assets. The unsecured subordinated debt bore interest at an annual rate of 12.0% and matures on October 2, 2020.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. On June 29, 2017, the Company terminated the interest rate swap agreements which had a remaining fair value liability of $0.2 million as of June 30, 2017. The fair value of the interest rate swap agreements as of December 31, 2016 represented a liability of $0.3 million. Refer to Note 12 (Fair Value of Financial Instruments) for further discussion of fair value of the interest rate swap agreements.

Prior to terminating the interest rate swap agreements on June 29, 2017, the interest rate swap agreements had notional amounts of $7.2 million and $10.5 million which fixed the interest rates over the life of the respective swap agreement at 4.21% and 4.73%, and were set to mature in May 2018 and August 2019, respectively.  The notional amounts of the swap agreements represented amounts used to calculate the exchange of cash flows and are not the Company’s assets or liabilities.  The interest payments under these agreements were to be settled on a net basis.  The Company did not designate the interest rate swaps as cash flow hedges, and therefore, the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statements of operations.

10.  Stockholders’ Equity and Stock Based Compensation

Stock Based Compensation Plans

The Company granted 408,000 and 110,000 shares of restricted common stock as part of the 2014 Equity Incentive Plan as amended from time to time (the “Plan”) during the six months ended June 30, 2017 and 2016, respectively. The restricted common stock granted during the six months ended June 30, 2017 vest annually over a period of three years beginning on December 31, 2017. The restricted common stock granted during the six months ended June 30, 2016 vest quarterly over a period of three years beginning on June 30, 2016. Additionally, the Company granted 38,000 and 30,000 shares of fully vested common stock during the six months ended June 30, 2017 and 2016, respectively, to its five non-employee directors pursuant to the Plan. The Company recognized $0.3 million and $0.5 million of compensation expense for the six months ended June 30, 2017 and 2016, respectively, as a result of the non-employee director grants.

 The Company recognized $2.1 million in equity-based compensation expense for both the three months ended June 30, 2017 and 2016. The Company recognized $4.1 million and $4.8 million in equity-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $10.3 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 2.1 years.

A summary of share activity under the Plan is set forth below:

		Weighted-
		average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	522,175	$23.22
Granted	446,000	8.60
Vested	(155,477)	20.93
Forfeitures	(84,686)	23.04
Unvested at June 30, 2017	728,012	$14.78

Employee Stock Purchase Plan

For the six months ended June 30, 2017 and 2016, the Company issued 50,362 and 15,445 shares of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”), respectively, at a purchase price of $7.24 and $19.06 per share, respectively, in connection with employee deductions of $0.3 million contributed in the July 1, 2016 through December 31, 2016 ESPP option period and $0.2 million contributed in the July 1, 2015 through December 31, 2015 ESPP option period.

For both the three months ended June 30, 2017 and 2016, the Company recognized $0.1 million of compensation expense related to the ESPP. For the six months ended June 30, 2017 and 2016, the Company recognized $0.1 million and $0.2 million of compensation expense related to the ESPP, respectively.

11.  Income Taxes

The provision for income taxes for the three and six months ended June 30, 2017 reflects an income tax expense of $0.6 million and an income tax benefit of $3,000, respectively, at an effective tax rate of 24.1% and 0.1%, respectively. The provision for income taxes for the three and six months ended June 30, 2016 reflects an income tax benefit of $0.1 million for both periods at an effective rate of 40.4% and 22.9%, respectively. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book loss as well as discrete items pertaining to stock compensation.

The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 and 2014 tax returns.  The results of such examination and impact on the Company’s results of operation are not known at this time.

12.  Fair Value of Financial Instruments

The carrying amounts reported at June 30, 2017 and December 31, 2016 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at June 30, 2017 and December 31, 2016.

Prior to terminating the interest rate swap agreements on June 29, 2017, the Company had entered into the agreements to manage exposure to fluctuations in interest rates.  Fair value of the interest rate swaps is determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  The fair value measurement of interest rate swaps utilizes Level 2 inputs.  Refer to Note 9 (Debt) for further discussion of the interest rate swap agreements.

13.  Commitments and Contingencies

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information.  On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.).  On October 26, 2015, the court entered an order consolidating these two described actions into one action.  On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim.  On July 1, 2016, the court denied the motion to dismiss.  On July, 14, 2017, the court granted the plaintiffs’ motion for class certification.  In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct.  On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action.  The Company is vigorously defending these actions.  At this time, the Company cannot predict the results of litigation with certainty.  However, it is reasonably possible that the Company may incur a loss in connection with these matters. The Company is unable to reasonably estimate the amount or range of any such loss given that the matter is still in the early stages of discovery. Any loss incurred in connection with adverse outcomes in these matters could be material.

RSG Litigation

On June 30, 2017, Jeffrey Smith, Abhilash Patel and certain of their affiliates filed a lawsuit in the Superior Court of the State of California in Los Angeles County against the Company, AAC, Sober Media Group, LLC, and certain of the Company’s current and former officers (Jeffrey Smith, Abhilash Patel v. American Addiction Centers, Inc. et al.). Messrs. Smith and Patel are former owners of Referral Solutions Group, LLC (RSG) and Taj Media, LLC, which were acquired by the Company in July 2015.  The plaintiffs generally allege that, in connection with the Company’s acquisition, the defendants violated California securities laws and further allege intentional misrepresentation, common law fraud, equitable fraud, promissory estoppel, civil conspiracy to conceal an investigation and civil conspiracy to conceal profitability.  The Company intends to vigorously defend this action. Given the early stage of this matter, there are not sufficient facts available to reasonably assess the potential outcome of this matter or reasonably assess any estimate of the amount or range of any potential outcome.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made only as of the date of this Quarterly Report.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “AAC Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing;(iv) an increase in our provision for doubtful accounts based on the aging of receivables; (v) our failure to successfully achieve growth through acquisitions and de novo projects; (vi) uncertainties regarding the timing of the closing of acquisitions; (vii) our failure to achieve anticipated financial results from contemplated acquisitions; (viii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (ix) a disruption in our ability to perform clinical diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders; (xii) our inability to meet our covenants in the loan documents; (xiii) our inability to integrate newly acquired facilities; and (xiv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Investors should not place undue reliance upon forward looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug and alcohol addiction. In connection with our treatment services, we perform clinical diagnostic laboratory services and provide physician services to our clients.  As of June 30, 2017, we operated 12 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,352 beds, including 668 licensed detoxification beds, 18 standalone outpatient centers, and three sober living facilities with an aggregate 242 sober living beds.

In the near term, we are expanding our Oxford Treatment Center, having opened an additional 24 residential beds in April 2017 and currently anticipate completing 48 sober living beds in the third quarter of 2017.  We also leased one floor of the New Orleans East Hospital in New Orleans, Louisiana, where we plan to operate 36 in-network beds to provide detoxification and residential treatment services. Our New Orleans East Hospital location is anticipated to open in the second half of 2017, subject to receiving licensure.

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

The majority of our approximately 2,000 employees as of June 30, 2017 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care.  By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder, such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development as of June 30, 2017:

						Real Property
		Facility		Beds	Services	Owned /
Facility Name	Location	Type(1)	Current(2)	Pending	Provided(3)	Lease
California
Forterus	Temecula	OON	58(4)	―	DTX, RTC, PHP, IOP	Leased
San Diego Addiction Treatment Center	San Diego	OON	36	―	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	OON	93	―	DTX, RTC, PHP, IOP	Owned
Florida
Recovery First	Fort Lauderdale	IN	72	―	DTX, RTC, PHP	Owned / Leased
Recovery First - West Palm	West Palm Beach	IN	65	―	PHP, IOP	Leased
River Oaks	Riverview (Tampa area)	OON	162	―	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	IN	32	―	DTX, RTC, PHP, IOP	Leased
Townsend Recovery Center New Orleans	New Orleans	IN	―	36(5)	DTX, RTC, PHP	Leased
Townsend Outpatient Centers	Lafayette	IN	n/a	n/a	IOP	Leased
Mississippi
Oxford Treatment Center	Etta	OON	124(6)	―	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient Center	Oxford, Tupelo, and Olive Branch	OON	n/a	n/a	IOP	Leased
Resolutions Oxford	Oxford	n/a	24	48(6)	Sober Living	Owned /Leased
Nevada
Desert Hope	Las Vegas	OON	148	―	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	OON	n/a	n/a	IOP	Owned
Solutions Treatment Center	Las Vegas	IN	80	―	DTX, RTC, PHP, IOP	Leased
Resolutions Las Vegas	Las Vegas	n/a	138	―	Sober Living	Owned / Leased
New Jersey
Sunrise House	Lafayette (New York City area)	IN	110	―	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette	IN	n/a	n/a	IOP	Owned
TBD	Ringwood (New York City area)	OON	―	150(7)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	IN	n/a	n/a	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	OON	130	―	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	OON	n/a	n/a	IOP	Owned
Resolutions Arlington	Arlington (Dallas area)	n/a	80(8)	75(8)	Sober Living	Owned / Leased
Totals			1,352	309

(1)	Facility type reflects the primary payor type of the clients served at the facility: Out-of-network (OON) or in-network (IN).
(2)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(3)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(4)	During the second quarter of 2017, we decreased our capacity at Forterus from 100 beds to 58 beds.
(5)

We have leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where we intend to operate 36 in-network beds to provide detoxification and residential treatment services. The beds are expected to be operational by the second half 2017, subject to receiving licensure, and will be operated by the Townsend clinical staff.

(6)	In April 2017, we opened an additional 24 beds licensed for detoxification and currently anticipate opening 48 sober living beds in the third quarter of 2017.
(7)	We acquired this property on February 24, 2015 and have begun development of a residential treatment center. The facility is currently anticipated to be completed by the end of 2018.
(8)

We are currently in the process of completing the conversion of Resolutions Arlington into sober living beds that will be used in support of the Greenhouse Outpatient Center. We began accepting sober living clients at the end of the third quarter of 2016 and currently have a total of 80 sober living beds. We currently anticipate completion of the remaining renovations by mid-year 2018, which will result in an additional 75 sober living beds.

Recent Developments

Financing

For discussion of our 2017 Credit Facility, and a summary of its terms, see Note 9 (Debt) to the accompanying condensed consolidated financial statements and “Financing Relationships” below. As of June 30, 2017, under our 2017 Credit Facility, we had $210.0 million outstanding on our 2017 Term Loan and $14.5 million outstanding under our 2017 Revolving Facility.

On June 30, 2017, the Company entered into a senior secured credit facility with Credit Suisse AG, as administrative agent for the lenders party thereto (the “2017 Credit Facility”). The 2017 Credit Facility made available to the Company a term loan in the aggregate principal amount of $210.0 million (the “2017 Term Loan”) and a $40.0 million revolving line of credit (the “2017 Revolving Loans”). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. The Company incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolving Facility. The Company used the proceeds to re-pay $205.4 million of certain existing indebtedness under the 2015 Credit Facility and the Deerfield Facility (as further described below).

The 2017 Term Loan is scheduled to mature in June 2023, bears interest at LIBOR plus 6.75% and has incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Revolving Loans are scheduled to mature in June 2022, bear interest at LIBOR plus 6.00% and have $15.0 million of incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Credit Facility reduced covenant restrictions and increased borrowing capacity as compared to the 2015 Credit Facility and the Deerfield Facility.

In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, the Company terminated its then outstanding financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”), which consisted of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt (the “Deerfield Facility”).

Facility Updates

We intend to relocate our Recovery First West Palm facility from West Palm Beach, Florida to Fort Lauderdale, Florida in the third quarter of 2017. By relocating Recovery First West Palm closer to our Recovery First, we expect to gain additional operational efficiencies. Following the relocation, Recovery First West Palm will become known as Recovery First Fort Lauderdale East.

Effective August 31, 2017, we are voluntarily closing our remaining beds at our Forterus facility in order to consolidate our southern California operations closer to Laguna Treatment Hospital.   By consolidating our operations closer to Laguna Treatment Hospital, we expect to gain additional operational efficiencies.  As a result of closing the beds at Forterus, we expect an initial net bed count reduction of 58 beds. As our residential daily census at Laguna Treatment Hospital grows, we expect to add additional sober living beds and outpatient services near our Laguna Treatment Hospital.

From May 23, 2017 to July 5, 2017, our Sunrise House facility was temporarily not serving clients due to an employee strike at that location. On June 14, 2017, a settlement was reached with the union and Sunrise House began serving clients on July 5, 2017. As a result of our Sunrise House facility entering into a three-year collective bargaining agreement with the Health Professionals and Allied Employees labor union on June 14, 2017, a majority of our employees at Sunrise House are now represented by a collective bargaining agreement.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including the collection and laboratory testing of urine for controlled substances.  We recognize revenue at the estimated net realizable value in the period in which services are provided. For the three months ended June 30, 2017 and 2016, approximately 94% and 90%, respectively, of our client related revenue were reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients. Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and six months ended June 30, 2017, no single payor accounted for more than 11.4% and 11.1% of our revenue, respectively. For the three and six months ended June 30, 2016, no single payor accounted for more than 12.4% of our revenue. The following table summarizes the composition of our client related revenue for residential treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and clinical diagnostic laboratory services, for the three months ended June 30, 2017 and 2016:

	2017 (unaudited)		2016 (unaudited)
	Amount	%	Amount	%
Residential treatment facility services[1]	$61,754	81.6	$44,857	65.7
Outpatient facility and sober living services[2]	6,238	8.2	4,044	5.9
Client related diagnostic services[3]	7,700	10.2	19,325	28.4
Total client related revenue	$75,692	100.0	$68,226	100.0
(1)	Residential treatment facility services and professional services.
(2)	Outpatient facility services, professional services and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

Client related diagnostic services revenue for the three months ended June 30, 2017 decreased 60.1% to $7.7 million compared with $19.3 million for the three months ended June 30, 2016.  Client related diagnostic services revenue as a percentage of total client related revenues was 10.2% for the three months ended June 30, 2017 compared to 28.4% for the three months ended June 30, 2016. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursements.

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

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. Approximately $13.7 million and $10.4 million of the accounts receivable, net the of the allowance for doubtful accounts, at June 30, 2017 and December 31, 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

•

Advertising and marketing.  We promote our treatment facilities through a variety of channels including television advertising, internet search engines, among others. While we do not compensate our referral sources for client referrals, we do have arrangements with multiple marketing channels that we pay on a performance basis (i.e. pay per click or pay per inbound call). We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the number of admissions in our facilities.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017, other filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q and those described below:

•

Average Daily Residential Census. We refer to the average number of clients to whom we are providing services at our residential facilities on a daily basis over a specific period as our average daily residential census. Our revenues are directly impacted by our average daily residential census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of effective beds, the number of client admissions and discharges in a period and the average length of stay.

•

Average Daily Sober Living Census.  We refer to the average number of clients to whom we are providing services at our sober living facilities on a daily basis over a specific period as our average daily sober living census. Our revenues are directly impacted by our average daily sober living census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period and the average length of stay.

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

Results of Operations

Comparison of Three Months ended June 30, 2017 to Three Months ended June 30, 2016

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	2017 (unaudited)		2016 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$75,692	97.0	$68,226	95.4	$7,466	10.9
Non-client related revenue	2,350	3.0	3,316	4.6	(966)	(29.1)
Total revenues	78,042	100.0	71,542	100.0	6,500	9.1

Operating expenses
Salaries, wages and benefits	34,508	44.2	36,191	50.6	(1,683)	(4.7)
Client related services	6,646	8.5	5,500	7.7	1,146	20.8
Provision for doubtful accounts	9,496	12.2	4,943	6.9	4,553	92.1
Advertising and marketing	3,266	4.2	4,509	6.3	(1,243)	(27.6)
Professional fees	3,039	3.9	3,869	5.4	(830)	(21.5)
Other operating expenses	8,199	10.5	7,297	10.2	902	12.4
Rentals and leases	1,849	2.4	1,892	2.6	(43)	(2.3)
Depreciation and amortization	5,058	6.5	4,225	5.9	833	19.7
Acquisition-related expenses	42	0.1	1,196	1.7	(1,154)	(96.5)
Total operating expenses	72,103	92.4	69,622	97.3	2,481	3.6
Income from operations	5,939	7.6	1,920	2.7	4,019	209.3
Interest expense, net (change in fair value of interest rate swaps of ($25) and $16, respectively)	2,846	3.6	2,221	3.1	625	28.1
Loss on extinguishment of debt	5,435	7.0	—	—	5,435	—
Other income, net	(6)	—	(36)	(0.1)	30	(83.3)
Loss before income tax expense (benefit)	(2,336)	(3.0)	(265)	(0.4)	(2,071)	781.5
Income tax expense (benefit)	562	0.7	(107)	(0.1)	669	(625.2)
Net loss	(2,898)	(3.7)	(158)	(0.2)	(2,740)	1,734.2
Less: net loss attributable to noncontrolling interest	982	1.3	1,030	1.4	(48)	(4.7)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(1,916)	(2.5)	$872	1.2	$(2,788)	(319.7)

Client Related Revenue

Client related revenues increased $7.5 million, or 10.9%, to $75.7 million for the three months ended June 30, 2017 from $68.2 million for the three months ended June 30, 2016.  Client related revenues were positively impacted by increases in our average daily residential revenue and average revenue per outpatient visit.

Our average daily residential revenue increased 40.5% to $843 for the three months ended June 30, 2017 from $600 for the three months ended June 30, 2016.  The increase in average daily residential revenue is primarily related to improved billing and collections activity and an increase in the percentage of client days at higher levels of care at our residential treatment facilities.  As a percentage of residential treatment facility services revenue, we experienced a 37.7% increase in detoxification and residential services for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Our total average daily census (residential census and sober living census combined) increased 5.7% to 961 clients for the three months ended June 30, 2017 from 909 clients for the three months ended June 30, 2016.  The increases in our total average daily census was primarily related to an increase in our average daily sober living census partially offset by a decrease average daily residential census. Partially contributing to the decrease in average daily residential census was a strike by union employees at our Sunrise House facility that began on May 23, 2017 and ended on June 14, 2017, which resulted in the Sunrise House facility temporarily not serving clients (Sunrise House facility has a bed capacity of 110).

Outpatient visits increased 18.2% to 15,463 for the three months ended June 30, 2017 from 13,079 for the three months ended June 30, 2016. Contributing to the increase in outpatient visits was an increase in our average daily sober living census which increased 77.3% to 156 clients for the three months ended June 30, 2017 from 88 clients for the three months ended June 30, 2016.

Average revenue per outpatient visit increased 30.4% to $403 for the three months ended June 30, 2017 compared with $309 for the three months ended June 30, 2016. The increase in average revenue per outpatient visit is the result of improved billing and collections activity and in increase in the percentage of client days at higher levels of care.

Client related diagnostic services revenue for the three months ended June 30, 2017 decreased 60.1% to $7.7 million compared with $19.3 million for the three months ended June 30, 2016.  Client related diagnostic services revenue as a percentage of total client related revenues was 10.2% for the three months ended June 30, 2017 compared to 28.4% for the three months ended June 30, 2016.   The decrease in client related diagnostic services is a result of previously anticipated lower reimbursements.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers.  Non-client related revenue decreased $1.0 million, or 29.1%, to $2.4 million for the three months ended June 30, 2017 from $3.3 million for the three months ended June 30, 2016.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased $1.7 million, or 4.7%, to $34.5 million for the three months ended June 30, 2017 from $36.2 million for the three months ended June 30, 2016. The decrease in salaries, wages and benefits was primarily impacted by our reduction in workforce in February 2017.  Our number of employees decreased by approximately 200 employees, or 9.1%, to approximately 2,000 employees at June 30, 2017 from approximately 2,200 employees at June 30, 2016.  Salaries, wages and benefits were 44.2% of total revenues for the three months ended June 30, 2017 compared to 50.6% of total revenues for the three months ended June 30, 2016.

Client Related Services

Client related services expense increased $1.1 million, or 20.8%, to $6.6 million for the three months ended June 30, 2017 from $5.5 million for the three months ended June 30, 2016. The increase in client related services was primarily due to the Townsend Acquisition and Solutions Acquisition (collectively, the “2016 Acquisitions”), both of which occurred during the three months ended June 30, 2016, and the increase in outpatient visits to 15,463 for the three months ended June 30, 2017 from 13,079 for the three months ended June 30, 2016.  Client related services expenses were 8.5% of total revenues for the three months ended June 30, 2017 compared to 7.7% of total revenues for the three months ended June 30, 2016.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $4.6 million, or 92.1%, to $9.5 million for the three months ended June 30, 2017 from $4.9 million for the three months ended June 30, 2016. The provision for doubtful accounts was 12.2% of total revenues for the three months ended June 30, 2017 compared to 6.9% of total revenues for the three months ended June 30, 2016. The increase in the provision for doubtful accounts is a result of increases in the aging of our accounts receivable and days sales outstanding.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2017 and 2016:

	Current	31-180 Days	Over 180 Days	Total
June 30, 2017	31.0%	44.6%	24.4%	100.0%
June 30, 2016	41.6%	42.8%	15.6%	100.0%

Our days sales outstanding continues to be negatively impacted by increased documentation requests from commercial payors prior to payment and slower collections related to laboratory services.  Our days sales outstanding was 113 days as of and for the quarter ended June 30, 2017 compared with 95 days as of and for the quarter ended June 30, 2016 and decreased by three days from 116 days at March 31, 2017. The decrease in days sales outstanding from March 31, 2017 was primarily related to improved collections.  Total cash collections for the three months ended June 30, 2017 as compared to total collections for the three months ended March 31, 2017 have increased by 11.2%.

Advertising and Marketing

Advertising and marketing expenses decreased $1.2 million, or 27.6%, to $3.3 million for the three months ended June 30, 2017 from $4.5 million for the three months ended June 30, 2016. Advertising and marketing expenses were 4.2% of total revenues for the three months ended June 30, 2017 compared to 6.3% of total revenues for the three months ended June 30, 2016.  The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds.

Professional Fees

Professional fees decreased $0.8 million, or 21.5%, to $3.0 million for the three months ended June 30, 2017 from $3.9 million for the three months ended June 30, 2016.  The decrease in professional fees was primarily related to approximately $0.4 million in professional fees associated with certain litigation costs in California for the three months ended June 30, 2017 as compared to $1.3 million incurred for the three months ended June 30, 2016.  Professional fees were 3.9% of total revenues for the three months ended June 30, 2017 compared to 5.4% of total revenues for the three months ended June 30, 2016.

Other Operating Expenses

Other operating expenses increased $0.9 million, or 12.4%, to $8.2 million for the three months ended June 30, 2017 from $7.3 million for the three months ended June 30, 2016. The increase was primarily the result of additional operating expenses associated with the 2016 Acquisitions as well as newly implemented software expense and professional liability insurance expense. Other operating expenses was 10.5% of total revenues for the three months ended June 30, 2017 compared to 10.2% of total revenues for the three months ended June 30, 2016.

Rentals and Leases

Rentals and leases decreased $43,000, or 2.3%, to $1.8 million for the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016. Rentals and leases was 2.4% of total revenues for the three months ended June 30, 2017 compared to 2.6% of total revenues for the three months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 19.7%, to $5.1 million for the three months ended June 30, 2017 from $4.2 million for the three months ended June 30, 2016. Depreciation and amortization expense was 6.5% of total revenues for the three months ended June 30, 2017 compared to 5.9% of total revenues for the three months ended June 30, 2016.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2016 Acquisitions, completed de novo projects, and additional software implemented at AAC corporate headquarters.

Acquisition-related Expenses

Acquisition-related expenses were $42,000 for the three months ended June 30, 2017, a decrease of $1.2 million, or 96.5% from $1.2 million for the three months ended June 30, 2016. The acquisition-related expenses for the three months ended June 30, 2017 were primarily related to professional fees and expenses and travel costs associated with our acquisition activity. Acquisition-related expenses were 0.1% of total revenues for the three months ended June 30, 2017 compared to 1.7% of total revenues for the three months ended June 30, 2016.

Interest Expense

Interest expense increased $0.6 million, or 28.1%, to $2.8 million for the three months ended June 30, 2017 compared to $2.2 million for the three months ended June 30, 2016.  The increase in interest expense was primarily the result of an increase in outstanding debt throughout period and an increase in interest rates.  Outstanding debt at June 30, 2017 was approximately $213.0 million compared to $167.5 million at June 30, 2016. Our weighted average interest rate on outstanding debt at June 30, 2017 was 5.3% compared to 4.9% at June 30, 2016. Interest expense was 3.6% of total revenues for the three months ended June 30, 2017 compared to 3.1% of total revenues for the three months ended June 30, 2016. Refer to Note 9 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $5.4 million for the three months ended June 30, 2017. The $5.4 million loss related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of $3.0 million related to the Deerfield Facility Consent Fee as well as a write-off of $2.3 million of previously deferred debt issuance costs, of which $1.4 million related to the 2015 Credit Facility and $0.9 million related to the Deerfield Facility.

Income Tax Expense

For the three months ended June 30, 2017, income tax expense was $0.6 million, reflecting an effective tax rate of 24.1%, compared to income tax benefit of $0.1, reflecting an effective tax rate of 40.4%, for the three months ended June 30, 2016. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book loss.

Net Loss Attributable to Noncontrolling Interest

For the three months ended June 30, 2017, net loss attributable to noncontrolling interest was $1.0 million compared to $1.0 million for the three months ended June 30, 2016.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

Comparison of Six Months ended June 30, 2017 to Six Months ended June 30, 2016

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	2017 (unaudited)		2016 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$146,911	97.2	$130,932	95.6	$15,979	12.2
Non-client related revenue	4,170	2.8	5,958	4.4	(1,788)	(30.0)
Total revenue	151,081	100.0	136,890	100.0	14,191	10.4

Operating expenses
Salaries, wages and benefits	71,280	47.2	68,162	49.8	3,118	4.6
Client related services	13,024	8.6	10,419	7.6	2,605	25.0
Provision for doubtful accounts	16,083	10.6	10,426	7.6	5,657	54.3
Advertising and marketing	7,041	4.7	8,906	6.5	(1,865)	(20.9)
Professional fees	5,681	3.8	8,176	6.0	(2,495)	(30.5)
Other operating expenses	16,988	11.2	13,951	10.2	3,037	21.8
Rentals and leases	3,734	2.5	3,424	2.5	310	9.1
Depreciation and amortization	10,527	7.0	8,140	5.9	2,387	29.3
Acquisition-related expenses	225	0.1	1,960	1.4	(1,735)	(88.5)
Total operating expenses	144,583	95.7	133,564	97.6	11,019	8.2
Income from operations	6,498	4.3	3,326	2.4	3,172	95.4
Interest expense, net (change in fair value of interest rate swaps of ($108) and $191, respectively )	5,580	3.7	3,923	2.9	1,657	42.2
Loss on extinguishment of debt	5,435	3.6	—	—	5,435	—
Other expense (income), net	28	—	(43)	—	71	(165.1)
(Loss) income before income tax benefit	(4,545)	(3.0)	(554)	(0.4)	(3,991)	720.4
Income tax benefit	(3)	—	(127)	(0.1)	124	(97.6)
Net (loss) income	(4,542)	(3.0)	(427)	(0.3)	(4,115)	963.7
Less: net loss attributable to noncontrolling interest	2,023	1.3	1,885	1.4	138	7.3
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(2,519)	(1.7)	$1,458	1.1	$(3,977)	(272.8)

Client Related Revenue

Client related revenues increased $16.0 million, or 12.2%, to $146.9 million for the six months ended June 30, 2017 from $130.9 million for the six months ended June 30, 2016.  Client related revenues were positively impacted by increases in our average daily residential revenue and average revenue per outpatient visit.

Our average daily residential revenue increased 23.0% to $764 for the six months ended June 30, 2017 from $621 for the six months ended June 30, 2016.  The increase in average daily residential revenue is primarily related to improved billing and collections activity and an increase in the percentage of client days at higher levels of care at our residential treatment facilities.  As a percentage of residential treatment facility services revenue, we experienced a 24.2% increase in detoxification and residential services for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Our total average daily census (residential and sober living census combined) increased 9.4% to 959 clients for the six months ended June 30, 2017 from 877 clients for the six months ended June 30, 2016.  The increases in our total average daily census was primarily related to an increase in our average daily sober living census as partially offset by a decrease in our in average daily residential census.  Our total average daily residential census increased 1.4% to 804 clients for the six months ended June 30, 2017 from 793 clients for the six months ended June 30, 2016. The increase in the average daily residential census was primarily driven by the 2016 Acquisitions, and the opening of Laguna Treatment Hospital in June 2016 as partially offset by a strike by union employees at our Sunrise House facility that began on May 23, 2017 and ended on June 19, 2017 (Sunrise House facility has a bed capacity of 110).

Outpatient visits increased 77.3% to 32,013 for the six months ended June 30, 2017 from 18,057 for the six months ended June 30, 2016. The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers as a result of the 2016 Acquisitions.  Contributing to the increase in outpatient visits was an increase in our average daily sober living census which increased 84.5% to 155 clients for the six months ended June 30, 2017 from 84 clients for the six months ended June 30, 2016.

Average revenue per outpatient visit increased 13.4% to $373 for the six months ended June 30, 2017 compared with $329 for the six months ended June 30, 2016. The increase in average revenue per outpatient visit is the result of improved billing and collections activity and in increase in the percentage of client days at higher levels of care.

Client diagnostic services revenue for the six months ended June 30, 2017 decreased 32.4% to $23.7 million compared with $35.1 million for the six months ended June 30, 2016.  Client related diagnostic services revenue as a percentage of total client related revenues was 16.1% for the six months ended June 30, 2017 compared to 26.8% for the six months ended June 30, 2016.  The decrease in client related diagnostic services is a result of previously anticipated lower reimbursements.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers.  Non-client related revenue decreased $1.8 million, or 30.0%, to $4.2 million for the six months ended June 30, 2017 from $6.0 million for the six months ended June 30, 2016.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $3.1 million, or 4.6%, to $71.3 million for the six months ended June 30, 2017 from $68.2 million for the six months ended June 30, 2016. The increase in salaries, wages and benefits was primarily impacted by growth in our residential facilities and our standalone outpatient centers as a result of the 2016 Acquisitions and de novo projects.  Partially offsetting the increase in salaries, wages and benefits as a result of the 2016 Acquisitions and de novo projects was a February 2017 reduction in workforce. Our number of employees decreased by approximately 200 employees, or 9.1%, to approximately 2,000 employees at June 30, 2017 from approximately 2,200 employees at June 30, 2016.  Also contributing to the increase in salaries, wages and benefits is $0.7 million related to severance costs incurred during the six months ended June 30, 2017 as a result of our February 2017 reduction in workforce.  Salaries, wages and benefits were 47.2% of total revenues for the six months ended June 30, 2017 compared to 49.8% of total revenues for the six months ended June 30, 2016.

Client Related Services

Client related services expense increased $2.6 million, or 25.0%, to $13.0 million for the six months ended June 30, 2017 from $10.4 million for the six months ended June 30, 2016. The increase in expense was primarily related to the growth in the average daily residential census to 804 for the six months ended June 30, 2017 from 793 for the six months ended June 30, 2016 and the increase in outpatient visits to 32,013 for the six months ended June 30, 2017 from 18,057 for the six months ended June 30, 2016.  Client related services expenses were 8.6% of total revenues for the six months ended June 30, 2017 compared to 7.6% of total revenues for the six months ended June 30, 2016.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $5.7 million, or 54.3%, to $16.1 million for the six months ended June 30, 2017 from $10.4 million for the six months ended June 30, 2016. The provision for doubtful accounts was 10.6% of total revenues for the six months ended June 30, 2017 compared to 7.6% of total revenues for the six months ended June 30, 2016. The increase in the provision for doubtful accounts is a result of increases in the aging of our accounts receivable and days sales outstanding.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of June 30, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2017 and 2016:

	Current	31-180 Days	Over 180 Days	Total
June 30, 2017	31.0%	44.6%	24.4%	100.0%
June 30, 2016	41.6%	42.8%	15.6%	100.0%

For a discussion of our aging of our accounts receivable and days sales outstanding, see “Results of Operations – Comparison of Three Months ended June 30, 2017 to Three Months ended June 30, 2016 – Provision for Doubtful Accounts.”

Advertising and Marketing

Advertising and marketing expenses decreased $1.9 million, or 20.9%, to $7.0 million for the six months ended June 30, 2017 from $8.9 million for the six months ended June 30, 2016. Advertising and marketing expenses were 4.7% of total revenues for the six months ended June 30, 2017 compared to 6.5% of total revenues for the six months ended June 30, 2016.  The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds.

Professional Fees

Professional fees decreased $2.5 million, or 30.5%, to $5.7 million for the six months ended June 30, 2017 from $8.2 million for the six months ended June 30, 2016.  The decrease in professional fees was primarily related to approximately $0.6 million in professional fees associated with certain litigation costs in California for the six months ended June 30, 2017 as compared to $3.5 million incurred for the six months ended June 30, 2016.  Professional fees were 3.8% of total revenues for the six months ended June 30, 2017 compared to 6.0% of total revenues for the six months ended June 30, 2016.

Other Operating Expenses

Other operating expenses increased $3.0 million, or 21.8%, to $17.0 million for the six months ended June 30, 2017 from $14.0 million for the six months ended June 30, 2016. The increase was primarily the result of additional operating expenses associated with our 2016 Acquisitions and de novo projects. Other operating expenses was 11.2% of total revenues for the six months ended June 30, 2017 compared to 10.2% of total revenues for the six months ended June 30, 2016.

Rentals and Leases

Rentals and leases increased $0.3 million, or 9.1%, to $3.7 million for the six months ended June 30, 2017 from $3.4 million for the six months ended June 30, 2016. The increase was primarily the result of increased rent as a result of the 2016 Acquisitions. Rentals and leases was 2.5% of total revenues for the six months ended June 30, 2017 compared to 2.5% of total revenues for the six months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million, or 29.3%, to $10.5 million for the six months ended June 30, 2017 from $8.1 million for the six months ended June 30, 2016. Depreciation and amortization expense was 7.0% of total revenues for the six months ended June 30, 2017 compared to 5.9% of total revenues for the six months ended June 30, 2016.  The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2016 Acquisitions and completed de novo projects as well as additional software implemented at AAC Corporate Headquarters.

Acquisition-related Expenses

Acquisition-related expenses decreased $1.7 million, or 88.5%, to $0.2 million for the six months ended June 30, 2017 from $2.0 million for the six months ended June 30, 2016. Acquisition-related expenses were 0.1% of total revenues for the six months ended June 30, 2017 compared to 1.4% of total revenues for the six months ended June 30, 2016.  The decrease in acquisition-related expenses for the six months ended June 30, 2017 was primarily related to our 2016 Acquisitions incurred in the prior year period. We had no acquisitions for the six months ended June 30, 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $5.4 million for the six months ended June 30, 2017. The $5.4 million loss related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of $3.0 million related to the Deerfield Facility Consent Fee as well as a write-off of $2.3 million of previously deferred debt issuance costs, of which $1.4 million related to the 2015 Credit Facility and $0.9 million related to the Deerfield Facility.

Interest Expense

Interest expense increased $1.7 million, or 42.2%, to $5.6 million for the six months ended June 30, 2017 compared to $3.9 million for the six months ended June 30, 2016.  The increase in interest expense was primarily the result of an increase in outstanding debt and an increase in interest rates.  Outstanding debt at June 30, 2017 was approximately $213.0 million compared to $167.5 million at June 30, 2016. Our weighted average interest rate on outstanding debt at June 30, 2017 was 5.3% compared to 4.9% at June 30, 2016. Interest expense was 3.7% of total revenues for the six months ended June 30, 2017 compared to 2.9% of total revenues for the six months ended June 30, 2016.

Income Tax Benefit

For the six months ended June 30, 2017, income tax benefit was $3,000, reflecting an effective tax rate of 0.1%, compared to income tax benefit of $0.1 million, reflecting an effective tax rate of 22.9%, for the six months ended June 30, 2016. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book loss.

Net Loss Attributable to Noncontrolling Interest

For the six months ended June 30, 2017, net loss attributable to noncontrolling interest was $2.0 million compared to $1.9 million for the six months ended June 30, 2016.  The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups (that are consolidated as VIEs) as a result of the 2016 Acquisitions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under our 2017 Credit Facility and, previously, cash from the initial public offering in October 2015. We have also utilized operating lease transactions with respect to commercial properties primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by our ability to access capital markets, which may be restricted as a result of our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Provided by operating activities	$8,389	$6,318	$2,071
Used in investing activities	(18,665)	(38,895)	20,230
Provided by financing activities	17,105	21,096	(3,991)
Net increase (decrease) in cash and cash equivalents	6,829	(11,481)	18,310
Cash and cash equivalents at end of period	$10,793	$7,269	$3,524

Net Cash Provided by Operating Activities

Cash provided by operating activities was $8.4 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. Cash flows provided by operating activities for the six months ended June 30, 2017 was primarily related to non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, loss on extinguishment of debt, etc.). Working capital totaled $72.0 million at June 30, 2017 and $51.1 million at December 31, 2016.

Net Cash Used in Investing Activities

Cash used in investing activities was $18.7 million for the six months ended June 30, 2017 compared to $38.9 million for the six months ended June 30, 2016.  Cash used in investing activities for the six months ended June 30, 2017 was primarily related to work on our de novo projects including the expansion and renovations at Oxford Treatment Center, Resolutions Las Vegas, Resolutions Arlington and Ringwood. Cash used in investing activities for the six months ended June 30, 2016 was primarily related to the 2016 Acquisitions.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $17.1 million for the six months ended June 30, 2017 compared to cash used in financing activities of $21.1 million for the six months ended June 30, 2016.  Cash provided by financing activities for the six months ended June 30, 2017 was primarily related to the 2017 Credit Facility, which included net cash inflows related to term debt of $32.9 million and net cash outflows related to revolving debt of $23.8 million, as well as $9.3 million in net borrowings related to the 2015 Credit Facility which occurred during the first quarter of 2017. Refer to Note 9 (Debt) for further information regarding the 2017 Credit Facility.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 9 (Debt) to the accompanying condensed consolidated financial statements.

2017 Credit Facility

On June 30, 2017, the Company entered into the 2017 Credit Facility (as defined above) with Credit Suisse AG, as administrative agent for the lenders party thereto. The 2017 Credit Facility made available to the Company the 2017 Term Loan (as defined above) in the aggregate principal amount of $210.0 million and the $40.0 million 2017 Revolving Loans (as defined above). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. The Company incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolving Facility. The Company used the proceeds to re-pay $205.4 million of certain existing indebtedness under the 2015 Credit Facility and the Deerfield Facility (as further described below).

The 2017 Term Loan is scheduled to mature in June 2023, bears interest at LIBOR plus 6.75% and has incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Revolving Loans are scheduled to mature in June 2022, bear interest at LIBOR plus 6.00% and have $15.0 million of incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Credit Facility reduced covenant restrictions and increased borrowing capacity as compared to the 2015 Credit Facility and the Deerfield Facility.

In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, the Company terminated its then outstanding financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”), which consisted of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt (the “Deerfield Facility”).

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 11.9% and have maturity dates through April 2020. Total obligations under capital leases at June 30, 2017 were $1.4 million, of which $0.8 million was included in the current portion of long-term debt.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable at such time. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at June 30, 2017. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $1.8 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and $3.7 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2017 consisted of $224.5 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $2.2 million on an annual basis based upon our borrowing level at June 30, 2017.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 30, 2017.

Period	Total number of shares purchased(1)	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
April 1, 2017 through April 30, 2017	—	—	—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	11,081	$6.93	—	—
(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chief Executive Officer and Chairman (principal executive officer)

By:	/s/ Kirk R. Manz
Kirk R. Manz Chief Financial Officer (principal financial officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Accounting Officer (principal accounting officer)

Date: August 3, 2017

EXHIBIT INDEX

Number	Exhibit Description
4.1

AAC Holdings, Inc. 2014 Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on May 17, 2017 and incorporated herein by reference).

4.2

AAC Holdings, Inc. Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on May 17, 2017 and incorporated herein by reference).

10.1

Credit Agreement, dated June 30, 2017, by and among AAC Holdings, Inc., Credit Suisse AG, as administrative agent and collateral agent and the Lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on July 3, 2017 and incorporated herein by reference).

10.2

Guarantee and Collateral Agreement, dated June 30, 2017, by and among AAC Holdings, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on July 3, 2017 and incorporated herein by reference).

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