Form 10-Q
period 2017-09-30
AAC Holdings, Inc.
filed 2017-11-06
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 23,998,467 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

September 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Client related revenue	$77,948	$68,491	$224,859	$199,423
Non-client related revenue	2,476	2,037	6,646	7,995
Total revenues	80,424	70,528	231,505	207,418

Operating expenses
Salaries, wages and benefits	36,709	36,479	107,989	104,641
Client related services	6,598	7,040	19,622	17,459
Provision for doubtful accounts	9,682	4,794	25,765	15,220
Advertising and marketing	3,074	4,687	10,115	13,593
Professional fees	3,641	5,278	9,322	13,454
Other operating expenses	8,306	7,757	25,294	21,708
Rentals and leases	2,105	2,108	5,839	5,532
Depreciation and amortization	5,218	4,629	15,745	12,769
Acquisition-related expenses	370	468	595	2,428
Total operating expenses	75,703	73,240	220,286	206,804
Income (loss) from operations	4,721	(2,712)	11,219	614
Interest expense, net (change in fair value of interest rate swaps of $0 and ($141) and ($108) and $49, respectively)	5,492	1,927	11,072	5,850
Loss on extinguishment of debt	—	—	5,435	—
Other expense, net	49	130	77	87
Loss before income tax benefit	(820)	(4,769)	(5,365)	(5,323)
Income tax benefit	456	758	459	885
Net loss	(364)	(4,011)	(4,906)	(4,438)
Less: net loss attributable to noncontrolling interest	1,126	1,486	3,149	3,371
Net income (loss) available to AAC Holdings, Inc. common stockholders	$762	$(2,525)	$(1,757)	$(1,067)
Basic earnings (loss) per common share	$0.03	$(0.11)	$(0.08)	$(0.05)
Diluted earnings (loss) per common share	$0.03	$(0.11)	$(0.08)	$(0.05)
Weighted-average common shares outstanding:
Basic	23,331,414	22,957,834	23,246,353	22,607,194
Diluted	23,469,985	22,957,834	23,246,353	22,607,194

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,412	$3,964
Accounts receivable, net of allowances	92,547	87,334
Prepaid expenses and other current assets	6,030	5,181
Total current assets	114,989	96,479
Property and equipment, net	151,769	141,307
Goodwill	134,396	134,396
Intangible assets, net	9,169	10,356
Deferred tax assets, net	1,579	598
Other assets	5,664	748
Total assets	$417,566	$383,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,732	$9,155
Accrued and other current liabilities	24,633	26,742
Current portion of long-term debt	4,736	9,445
Total current liabilities	35,101	45,342
Long-term debt, net of current portion and debt issuance costs	197,872	179,661
Financing lease obligation, net of current portion	24,398	—
Other long-term liabilities	3,836	4,093
Total liabilities	261,207	229,096

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,021,219 and 23,673,907 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	152,440	145,963
Retained earnings	17,362	19,119
Total stockholders’ equity	169,826	165,106
Noncontrolling interest	(13,467)	(10,318)
Total stockholders’ equity including noncontrolling interest	156,359	154,788
Total liabilities and stockholders’ equity	$417,566	$383,884

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2016	23,673,907	$24	$145,963	$19,119	$165,106	$(10,318)	$154,788
Common stock granted and issued under stock incentive plan, net of forfeitures	287,311	—	5,988	—	5,988	—	5,988
Common stock withheld for minimum statutory taxes	(37,588)	—	(185)	—	(185)	—	(185)
Effect of employee stock purchase plan	97,589	—	674	—	674	—	674
Net loss	—	—	—	(1,757)	(1,757)	(3,149)	(4,906)
Balance at September 30, 2017	24,021,219	$24	$152,440	$17,362	$169,826	$(13,467)	$156,359

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,906)	$(4,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	25,765	15,220
Depreciation and amortization	15,745	12,769
Equity compensation	6,048	6,840
Loss on disposal of property and equipment	—	163
Loss on extinguishment of debt	5,435	—
Amortization of debt issuance costs	949	404
Deferred income taxes	(981)	(904)
Changes in operating assets and liabilities:
Accounts receivable	(30,978)	(32,867)
Prepaid expenses and other assets	(703)	1,387
Accounts payable	(3,423)	1,973
Accrued liabilities	1,336	949
Other long-term liabilities	(257)	(180)
Net cash provided by operating activities	14,030	1,316
Cash flows from investing activities:
Purchase of property and equipment	(27,186)	(29,985)
Acquisition of subsidiaries, net of cash acquired	—	(19,150)
Net cash used in investing activities	(27,186)	(49,135)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	(211,094)	(2,812)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	18,000	46,929
Payments on 2017 Credit Facility	(15,813)	—
Proceeds from 2017 Term Loan, net of deferred financing costs	211,494	—
Proceeds from financing lease obligation, net of deferred financing costs	24,617	—
Payments on capital leases	(596)	(577)
Payment of employee taxes for net share settlement	(1,004)	—
Repayment of long-term debt — related party	—	(1,195)
Net cash provided by financing activities	25,604	42,345
Net change in cash and cash equivalents	12,448	(5,474)
Cash and cash equivalents, beginning of period	3,964	18,750
Cash and cash equivalents, end of period	$16,412	$13,276

Supplemental information on non-cash investing and financing transactions:
Accrued purchase of property and equipment	$419	$1,205
Accrued employee taxes for net share settlement	$76	$—
Common stock issued for acquisition of subsidiaries	$—	$15,430

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee, and provides substance abuse treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In addition to the Company’s substance abuse treatment services, the Company performs clinical diagnostic laboratory services, provides physician services to clients and operates a broad portfolio of internet assets that service millions of website visits each month serving families and individuals struggling with addiction and seeking treatment options. As of September 30, 2017, the Company, through its subsidiaries, operated 10 residential substance abuse treatment facilities, 18 standalone outpatient centers, and 4 sober living facilities.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of September 30, 2017 and 2016. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 include assets of $2.3 million and $1.4 million and liabilities of $0.4 million and $0.7 million related to the VIEs, respectively. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $1.1 million and $1.5 million related to the VIEs for the three months ended September 30, 2017 and 2016, respectively, and net loss attributable to noncontrolling interest of $3.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards Updates

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and interim impairment tests for periods beginning after December 15, 2019. The Company does not believe that the provisions of ASU 2017-04 will have a material impact on the Company’s financial statements upon adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Statements of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company chose to early adopt the provisions of ASU 2016-15 during the nine months ended September 30, 2017, which impacted the condensed consolidated statement of cash flows by allowing debt extinguishment costs incurred during the nine months ended September 30, 2017 to be classified as a financing activity rather than an operating activity.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which updates the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use an updated forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the provisions of ASU 2016-13 to determine the impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools. ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur. With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities. Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 on a prospective basis, effective January 1, 2017. Prior periods have not been adjusted. The adoption of the ASU impacted the classification of tax payments made by the Company on behalf of its employees for net share settlement amounts within the condensed consolidated statement of cash flows, resulting in $1.0 million of tax payments being classified as a financing activity during the nine months ended September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company anticipates that the adoption of ASU 2016-02 will result in an increase in both total assets and total liabilities. The Company is continuing to evaluate the impact that adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Updates to this standard have been issued subsequent to the initial standard. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The new guidance will also require enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company will adopt the standard on January 1, 2018. As the Company progresses with its implementation efforts to adopt Topic 606, management continues to evaluate and refine its estimates of the anticipated impact the new standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows and financial disclosures. The Company continues to evaluate and currently expects that it may adopt the modified retrospective method of adoption. Additionally, the Company currently anticipates that as a result of changes required by Topic 606, a significant majority of the provision for doubtful accounts will be presented as a direct reduction to revenue as opposed to being presented as a separate line item. To date, the Company is in the early stages of its implementation process.

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

4.   General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $17.5 million and $20.7 million for the three months ended September 30, 2017 and 2016, respectively, and $54.2 million and $55.8 million for the nine months ended September 30, 2017 and 2016, respectively.

5.   Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

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

The following tables reconcile the numerator and denominator used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss) available to AAC Holdings, Inc. common stockholders	$762	$(2,525)	$(1,757)	$(1,067)
Denominator
Weighted-average common shares outstanding – basic	23,331,414	22,957,834	23,246,353	22,607,194
Dilutive securities	138,571	—	—	—
Weighted-average common shares outstanding – diluted	23,469,985	22,957,834	23,246,353	22,607,194

Basic earnings (loss) per common share	$0.03	$(0.11)	$(0.08)	$(0.05)
Diluted earnings (loss) per common share	$0.03	$(0.11)	$(0.08)	$(0.05)

For the three months ended September 30, 2017 and 2016, the Company had 138,571 and 4,879 potentially dilutive shares, respectively. For the nine months ended September 30, 2017 and 2016, the Company had 902,293 and 9,759 potentially dilutive shares, respectively. These shares are not included in the EPS calculation above for the three months ended September 30, 2016, and the nine months ended September 30, 2017 and 2016, because to do so would be anti-dilutive for the periods presented.

6.   Accounts Receivable and Allowance for Doubtful Accounts

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2016	$28,128
Additions charged to provision for doubtful accounts	25,765
Accounts written off, net of recoveries	(5,150)
Balance at September 30, 2017	$48,743

For the nine months ended September 30, 2017, approximately 11.3% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Nevada; 10.8% by Blue Cross Blue Shield of Texas; and 10.0% by Blue Cross Blue Shield of Florida. No other payor accounted for more than 10.0% of revenue reimbursements for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, approximately 11.0% of the Company’s revenues were reimbursed by Anthem Blue Cross Blue Shield of Colorado; 10.7% by Blue Cross Blue Shield of Texas; 10.3% by Aetna; and 10.3% by Blue Cross Blue Shield of Florida. No other payor accounted for more than 10.0% of revenue reimbursements for the nine months ended September 30, 2016.

Approximately $12.1 million and $10.4 million of the accounts receivable, net of the allowance for doubtful accounts, at September 30, 2017 and December 31, 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

7.  Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land	$14,705	$14,705
Buildings and improvements	130,498	103,742
Equipment and software	32,690	25,206
Construction in progress	18,710	27,841
Total property and equipment	196,603	171,494
Less accumulated depreciation	(44,834)	(30,187)
Property and equipment, net	$151,769	$141,307

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

The Company’s goodwill balance as of both September 30, 2017 and December 31, 2016 was $134.4 million.

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Trademarks	$5,322	$5,322	$1,853	$1,454
Non-compete agreements	1,587	1,587	1,356	1,139
Marketing intangibles	5,651	5,651	1,344	920
Leasehold interests	1,498	1,498	349	206
Other	51	51	38	34
	$14,109	$14,109	$4,940	$3,753

Amortization expense for both the three months ended September 30, 2017 and 2016 was $0.4 million. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1.2 million and $1.1 million, respectively.

9.  Debt

A summary of the Company’s debt obligations, net of debt issuance costs, is as follows (in thousands):

	September 30,	December 31,
	2017	2016

Senior secured loans	$208,688	$139,750
Subordinated debt	—	50,000
Unamortized debt issuance costs	(7,289)	(2,386)
Capital lease obligations	1,209	1,742
Total debt	202,608	189,106
Less current portion of long-term debt	(4,736)	(9,445)
Total long-term debt, net of current portion	$197,872	$179,661

2017 Credit Facility

On June 30, 2017, the Company entered into a senior secured credit agreement with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto (the “2017 Credit Facility”). The 2017 Credit Facility initially made available to the Company a $40.0 million revolving line of credit (the “2017 Revolver”) and a term loan in an aggregate original principal amount of $210.0 million (the “2017 Term Loan”). As discussed further below, on September 25, 2017 the 2017 Revolver was increased to $55.0 million. The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million.

The 2017 Term Loan will mature on June 30, 2023 and requires scheduled quarterly principal repayments in an amount equal to $1.3 million for September 30, 2017 through June 30, 2019, $2.6 million for September 30, 2019 through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023. The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolver will mature on June 30, 2022 and $14.5 million was drawn on the 2017 Revolver on June 30, 2017. The Company paid down the outstanding loans under the 2017 Revolver during the three months ended September 30, 2017 and as of September 30, 2017, there were no outstanding loans related to the 2017 Revolver.

The 2017 Credit Facility also includes an incremental facility providing for the Company to incur Additional Term Loans in an aggregate principal amount of up to $25.0 million (plus such additional amounts, so long as, after giving pro forma effect to the incurrence of such additional borrowings, the Company’s Senior Secured Leverage Ratio (as defined in the 2017 Credit Facility) would be less than 3.90:1.00) (each, an “Incremental Term Loan”) and/or Additional Revolving Commitments in an aggregate principal amount of up to $15.0 million (the “Incremental Revolver”), each subject to the satisfaction of certain conditions contained in the 2017 Credit Facility, including obtaining additional commitments from existing or additional lenders. On September 25, 2017, the Company obtained its Incremental Revolver from certain incremental revolving credit lenders thereby increasing the 2017 Revolver pursuant to the 2017 Credit Facility from $40.0 million to $55.0 million. The lenders under the 2017 Credit Facility are not under any obligation to provide any Incremental Term Loans.

Borrowings under the 2017 Credit Facility bear interest at a rate tied to the Alternative Base Rate or the Adjusted London Interbank Offered Rate (“LIBOR”) (at the Company’s option, and both as defined in the 2017 Credit Facility). ABR Loans (as defined in the 2017 Credit Facility) made as a 2017 Revolver bear interest at a rate per annum equal to the Alternative Base Rate plus 5.0% per annum. ABR Loans made as a 2017 Term Loan bear interest at a rate per annum equal to the Alternate Base Rate plus 5.75% per annum. Eurodollar Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bear interest at the applicable Adjusted LIBOR plus 6.0%. Eurodollar Loans made under the 2017 Term Loan bear interest at the applicable Adjusted LIBOR plus 6.75% (with a 1.0% floor). In addition, under the 2017 Credit Facility, the Company will pay a commitment fee for the undrawn portion of the 2017 Revolver of 0.5% per annum, payable on a quarterly basis.

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

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2017 Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar Loans and, with respect to the 2017 Term Loan, if certain repricing transactions are consummated or certain mandatory repayments are made, (i) a yield maintenance premium within one year after the closing as set forth in the 2017 Credit Facility, (ii) a 2.0% premium if paid after the first anniversary of the closing but before the second anniversary of the closing and (iii) a 1.0% premium if paid after the second anniversary of the closing but before the third anniversary of the closing.

In addition, the 2017 Credit Facility requires the Company to prepay the outstanding 2017 Term Loan, subject to certain exceptions, with:

•

75.0% (which percentage will be reduced to 50.0% if the Company’s Senior Secured Leverage Ratio is not greater than 3.25:1.00 and to 25.0% if the Company’s Senior Secured Leverage Ratio is not greater than 2.75:1.00) of the Company’s annual excess cash flow (as defined by the 2017 Credit Facility);

•

100.0% of the net cash proceeds of certain asset sales or other dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that the Company may, subject to certain conditions, reinvest within 365 days in assets to be used in its business or certain other permitted investments;

•

100.0% of the net cash proceeds of the incurrence of debt and issuance of Disqualified Stock (as defined by the 2017 Credit Facility) other than proceeds from debt permitted under the 2017 Credit Facility; and

•

100.0% of the net cash proceeds of equity issuances in the event the Senior Secured Leverage Ratio is greater than 3.00:1.00, calculated on a pro forma basis, at the time of such issuances (or such lesser percentage required for the Senior Secured Leverage Ratio to be equal to or less than 3.00:1.00), other than equity proceeds that are utilized within 270 days of issuance for Permitted Acquisitions (as defined in the 2017 Credit Facility) or material expansion of facilities.

The 2017 Credit Facility requires the Company to not permit its Senior Secured Leverage Ratio (as defined in the 2017 Credit Agreement) to exceed the following ratios on or after each quarter end:

Each Fiscal Quarter Ending During the Period	Maximum Senior Secured Leverage Ratio
Ending before March 31, 2019	5.25:1.00
Ending on or after March 31, 2019	4.75:1.00
Ending on or after March 31, 2020	4.25:1.00

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

The Company incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolver.

As of September 30, 2017, the Company’s availability under the 2017 Revolver was $55.0 million, less any outstanding letters of credit.

In addition, subsequent to September 30, 2017, the Company also secured a $65.0 million acquisition financing commitment related to the pending acquisition of AdCare, Inc. (“AdCare”). See Note 15 (Subsequent Events) for further discussion.

As of September 30, 2017, the Company was in compliance with all applicable covenants under the 2017 Credit Facility.

2015 Credit Facility

On March 9, 2015, the Company entered into a five-year senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto. In connection with entering into the 2017 Credit Facility on June 30, 2017, all amounts outstanding under the 2015 Credit Facility were fully repaid. The 2015 Credit Facility initially consisted of a $50.0 million revolving credit facility and a $75.0 million term loan. On July 13, 2016, the Company increased its 2015 Credit Facility to $171.3 million, consisting of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility was scheduled to mature in March 2020 and bore interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s Total Consolidated Leverage Ratio (defined as Consolidated

Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Facility, as amended). In addition, the Company was required to pay a commitment fee on undrawn amounts under the revolving loan of the 2015 Credit Facility of 0.35% to 0.60% depending on the Company’s Consolidated Total Leverage Ratio.

During the quarter ended June 30, 2017, the Company incurred approximately $5.4 million in debt extinguishment costs related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of a $3.0 million consent fee related to calling the Deerfield Facility (the “Deerfield Facility Consent Fee”), as well as a write-off of $2.3 million of previously deferred debt issuance costs.

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The financing facilities consisted of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt (the “Deerfield Facility”). In connection with entering into the 2017 Credit Facility on June 30, 2017, all amounts outstanding under the Deerfield Facility were fully repaid. The Company issued $25.0 million of subordinated convertible debt at closing of the Deerfield Facility. The $25.0 million of subordinated convertible debt bore interest at an annual rate of 2.50% and would have matured on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing of the Deerfield Facility was convertible into shares of the Company’s common stock at $30.00 per share. In the second quarter of 2016, the Company issued $25.0 million of unsecured subordinated debt under the Deerfield Facility and used the proceeds to fund the acquisitions of Wetsman Forensic Medicine, LLC (d/b/a Townsend) and its affiliates, a hotel in Arlington, Texas and Solutions Recovery, Inc., its affiliates and unsecured real estate assets. The unsecured subordinated debt bore interest at an annual rate of 12.0% and would have matured on October 2, 2020.

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. On June 29, 2017, the Company terminated the interest rate swap agreements. The fair value of the interest rate swap agreements as of December 31, 2016 represented a liability of $0.3 million. Refer to Note 13 (Fair Value of Financial Instruments) for further discussion of fair value of the interest rate swap agreements.

Prior to terminating the interest rate swap agreements on June 29, 2017, the interest rate swap agreements had notional amounts of $7.2 million and $10.5 million which fixed the interest rates over the life of the respective swap agreement at 4.21% and 4.73%, and were set to mature in May 2018 and August 2019, respectively. The notional amounts of the swap agreements represented amounts used to calculate the exchange of cash flows and were not the Company’s assets or liabilities. The interest payments under these agreements were to be settled on a net basis. The Company did not designate the interest rate swaps as cash flow hedges, and therefore, the changes in the fair value of the interest rate swaps are included within interest expense in the condensed consolidated statements of operations.

10.  Financing Lease Obligation

On August 9, 2017, the Company closed on a sale-leaseback transaction with MedEquities Realty Operating Partnership, LP, a subsidiary of MedEquities Realty Trust, Inc. (“MedEquities”), for $25.0 million (the “2017 Sale-Leaseback”), in which MedEquities purchased from subsidiaries of the Company two drug and alcohol rehabilitation outpatient facilities and two sober living facilities: the Desert Hope Facility and Resolutions Las Vegas, each located in Las Vegas, Nevada, and the Greenhouse Facility and Resolutions Arlington, each located in Arlington, Texas (collectively, the “Sale-Leaseback Facilities”).

Simultaneously with the sale of the Sale-Leaseback Facilities, the Company, through its subsidiaries and MedEquities entered into an operating lease, dated August 9, 2017, in which the Company will continue to operate the Sale-Leaseback Facilities. The operating lease provides for a 15-year term for each facility with two separate renewal terms of five years each if the Company chooses to exercise its right to extend the lease term.

The initial annual minimum rent payable from the Company to MedEquities is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase to an amount equal to 101.5% of the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent will never be less than an amount equal to 101.5% or greater than an amount equal to 103.0% of the annual rent in effect for the immediately preceding year.

Due to the nature of the agreement between MedEquities and the Company, the transaction does not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities will remain on the Company’s balance sheet and will continue to be depreciated over the remaining life of the asset. The Company accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.2 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on the Company’s incremental borrowing rate. The lease with MedEquities is accounted for as an operating lease under GAAP.

A summary of the Company’s financing lease obligation is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Financing lease obligation: Sale-Leaseback facilities	$24,617	$—
Less current portion (included in Accrued and other current liabilities)	(219)	—
Total Financing lease obligation, net of current portion	$24,398	$—

11.  Stockholders’ Equity and Stock Based Compensation

Stock Based Compensation Plans

The Company granted 408,000 and 110,000 shares of restricted common stock as part of the 2014 Equity Incentive Plan as amended from time to time (the “Plan”) during the nine months ended September 30, 2017 and 2016, respectively. The restricted common stock granted during the nine months ended September 30, 2017 vest annually over a period of three years beginning on December 31, 2017. The restricted common stock granted during the nine months ended September 30, 2016 vest quarterly over a period of three years beginning on March 31, 2016. Additionally, the Company granted 38,000 and 30,000 shares of fully vested common stock during the nine months ended September 30, 2017 and 2016, respectively, to its five non-employee directors pursuant to the Plan. The Company recognized $0.3 million and $0.5 million of compensation expense for the nine months ended September 30, 2017 and 2016, respectively, as a result of the non-employee director grants.

 The Company recognized $1.9 million and $2.1 million in equity-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. The Company recognized $6.0 million and $6.8 million in equity-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $6.8 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 1.9 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	522,175	$23.22
Granted	446,000	8.60
Vested	(210,918)	21.97
Forfeitures	(158,687)	17.94
Unvested at September 30, 2017	598,570	$14.17

Employee Stock Purchase Plan

For the nine months ended September 30, 2017 and 2016, the Company issued 97,589 and 44,174 shares of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”), respectively, for an aggregate purchase price of $7.09 and $18.71, respectively.

For both the three months ended September 30, 2017 and 2016, the Company recognized $0.1 million of compensation expense related to the ESPP. For the nine months ended September 30, 2017 and 2016, the Company recognized $0.2 million and $0.3 million of compensation expense related to the ESPP, respectively.

12. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2017, both reflect an income tax benefit of $0.5 million, at an effective tax rate of 55.6% and 8.6%, respectively. The provision for income taxes for the three and nine months ended September 30, 2016 reflects an income tax benefit of $0.8 million and $0.9 million, respectively, at an effective rate of 15.9% and 16.6%, respectively. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book loss as well as discrete items pertaining to stock compensation.

The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 and 2014 tax returns. The results of such examination and impact on the Company’s results of operation are not known at this time.

13.  Fair Value of Financial Instruments

The carrying amounts reported at September 30, 2017 and December 31, 2016 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at September 30, 2017 and December 31, 2016.

Prior to terminating the interest rate swap agreements on June 29, 2017, the Company had entered into the agreements to manage exposure to fluctuations in interest rates. Fair value of the interest rate swaps was determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value measurement of interest rate swaps utilized Level 2 inputs. Refer to Note 9 (Debt) for further discussion of the interest rate swap agreements.

14.  Commitments and Contingencies

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information. On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.). On October 26, 2015, the court entered an order consolidating these two described actions into one action. On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim. On July 1, 2016, the court denied the motion to dismiss. On July 14, 2017, the court granted the plaintiffs’ motion for class certification. In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct. On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action. The Company is vigorously defending these actions and is also engaged in informal settlement discussions to resolve these actions. It is reasonably possible that the Company may incur a loss in connection with these matters. The Company is unable to reasonably estimate the amount or range of any such loss given that the matter is still in discovery. Any loss incurred in connection with adverse outcomes in these matters could be material.

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

Other

The Company is also aware of various other legal matters arising in the ordinary course of business. To cover these other types of claims as well as the legal matters referenced above, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect and the insurer may argue that some claims, including, without limitation, the claims described above, are excluded from coverage. Plaintiffs in these matters may also request punitive or other damages that may not be covered by insurance. Except as described above, after taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes at this time that the anticipated outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

15.  Subsequent Events

On October 6, 2017, in conjunction with the Company’s pending acquisition of AdCare, the Company secured a $65.0 million incremental term loan commitment in conjunction with the 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, the Company committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, and will increase to LIBOR plus 6.75% for November 2017 through the closing date of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning AAC Holdings, Inc.’s (collectively with its subsidiaries; “AAC Holdings” or the “Company”) possible or assumed future results of operations, including descriptions of Holdings’ revenues, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing;(iv) an increase in our provision for doubtful accounts based on the aging of receivables; (v) our failure to successfully achieve growth through acquisitions and de novo projects; (vi) uncertainties regarding the timing of the closing of acquisitions, including the acquisition of AdCare (as defined below); (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) our failure to achieve anticipated financial results from contemplated and prior acquisitions, including the AdCare acquisition; (ix) a disruption in our ability to perform clinical diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and lab; (xi) a disruption in our business and reputation and potential economic consequences with the civil securities claims brought by shareholders; (xii) our inability to meet our covenants in the loan documents; (xiii) our inability to integrate newly acquired facilities; and (xiv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward looking statements.

Overview

We are a provider of inpatient and outpatient substance abuse treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform clinical diagnostic laboratory services and provide physician services to our clients. As of September 30, 2017, we operated 10 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,344 beds, including 650 licensed detoxification beds, 18 standalone outpatient centers, and 4 sober living facilities with 373 beds.

We are also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets that service millions of website visits each month. Through our Recovery Brands’ portfolio of websites, such as Rehabs.com and Recovery.org, we serve families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities. Recovery Brands also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

The majority of our approximately 2,000 employees as of September 30, 2017 are highly trained clinical staff who deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder such as depression, bipolar disorder and schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development as of September 30, 2017:

						Real Property
		Facility		Beds	Services	Owned /
Facility Name	Location	Type(1)	Current(2)	Pending	Provided(3)	Lease
California
San Diego Addiction Treatment Center	San Diego	OON	36	―	DTX, RTC, PHP, IOP	Leased
Laguna Treatment Hospital	Aliso Viejo	OON	93	―	DTX, RTC, PHP, IOP	Owned
Florida
Recovery First	Fort Lauderdale	IN	56(4)	―	DTX, RTC, PHP	Owned / Leased
Recovery First – Outpatient	Fort Lauderdale	IN	n/a	n/a	PHP, IOP	Leased
Recovery First – Sober Living	Fort Lauderdale	IN	83(4)	―	Sober Living	Leased
River Oaks	Riverview (Tampa area)	OON	162	―	DTX, RTC, PHP, IOP	Owned
Louisiana
Townsend Treatment Center	Lafayette	IN	32	―	DTX, RTC, PHP, IOP	Leased
Townsend Recovery Center New Orleans	New Orleans	OON	―	36(5)	DTX, RTC, PHP	Leased
Townsend Outpatient Centers	Lafayette	IN	n/a	n/a	IOP	Leased
Mississippi
Oxford Treatment Center	Etta	OON	124(6)	―	DTX, RTC, PHP, IOP	Owned
Oxford Outpatient Center	Oxford, Tupelo, and Olive Branch	OON	n/a	n/a	IOP	Leased
Resolutions Oxford	Oxford	n/a	72(6)	―	Sober Living	Owned /Leased
Nevada
Desert Hope	Las Vegas	OON	148	―	DTX, RTC, PHP, IOP	Owned
Desert Hope Outpatient Center	Las Vegas	OON	n/a	n/a	IOP	Leased
Solutions Treatment Center	Las Vegas	IN	80	―	DTX, RTC, PHP, IOP	Leased
Resolutions Las Vegas	Las Vegas	n/a	138	―	Sober Living	Leased
New Jersey
Sunrise House	Lafayette (New York City area)	IN	110	―	DTX, RTC, PHP, IOP	Owned
Sunrise House Outpatient	Lafayette	IN	n/a	n/a	IOP	Owned
To be determined	Ringwood (New York City area)	OON	―	150(7)	DTX, RTC, PHP, IOP	Owned
Rhode Island
Clinical Services of Rhode Island Outpatient	Greenville, Portsmouth and South Kingstown	IN	n/a	n/a	IOP	Leased
Texas
Greenhouse	Grand Prairie (Dallas area)	OON	130	―	DTX, RTC, PHP, IOP	Owned
Greenhouse Outpatient Center	Arlington (Dallas area)	OON	n/a	n/a	IOP	Leased
Resolutions Arlington	Arlington (Dallas area)	n/a	80(8)	75(8)	Sober Living	Leased
Totals			1,344	261
(1)	Facility type reflects the primary payor type of the clients served at the facility: Out-of-network (OON) or in-network (IN).
(2)

Bed capacity reflected in the table represents total available beds as of September 30, 2017. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(3)	DTX: Detoxification; RTC: Residential Treatment; PHP: Partial Hospitalization; IOP: Intensive Outpatient.
(4)

In August 2017, we relocated our Recovery First West Palm facility from West Palm Beach, Florida to Fort Lauderdale, Florida. Following the relocation, we now have an 83-bed sober living facility and an outpatient center at Recovery First Fort Lauderdale East.

(5)	We have leased one floor from New Orleans East Hospital in New Orleans, Louisiana, where, as of October 9, 2017, we operate 36 beds to provide detoxification and residential treatment services.
(6)	In August 2017, we increased our sober living bed capacity by 48.
(7)	We acquired this property on February 24, 2015 and have begun development of a residential treatment center. The facility is currently anticipated to be completed by the end of 2018.
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

Recent Developments

Pending Acquisition

On September 13, 2017, we, together with AAC Healthcare Network, Inc., one of our wholly owned subsidiaries (“Buyer”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AdCare, Inc., a Massachusetts corporation (“AdCare”), and AdCare Holding Trust, a Massachusetts business trust (“AdCare Trust”). AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, five outpatient centers in Massachusetts, a 52-bed (46 currently licensed) residential treatment center and two outpatient centers in Rhode Island.

We have agreed to acquire from AdCare Trust all of the issued and outstanding shares of common stock of AdCare in exchange for the following: (i) the payment by us of $70.0 million in cash, (ii) the delivery by us of such number of unregistered shares of our common stock (“Common Shares”), equal to $5.0 million divided by the average closing price per Common Share on the New York Stock Exchange during the ten (10) trading day period ending three (3) business days prior to the closing date (the “Closing Stock Consideration”); and (iii) the delivery by us of a promissory note issued by us to AdCare Trust in the principal amount of $10.0 million (the “Promissory Note”), for aggregate consideration of $85.0 million, subject to adjustments as set forth in the Purchase Agreement.

The cash portion of the acquisition is anticipated to be financed through a combination of proceeds from the issuance of an incremental term loan under the 2017 Credit Facility and cash on hand. The Promissory Note will mature no more than 91 days after the latest maturity date of the term loans under the 2017 Credit Facility, which are currently scheduled to mature on June 30, 2023, and will bear interest on the unpaid principal amount thereof at a fixed rate per annum equal to 5.0%, compounded annually. At closing, the Closing Stock Consideration will be deposited in escrow as security for potential post-closing indemnity claims (the “Escrow Fund”) and $0.5 million in cash will be deposited in escrow for shortfalls in AdCare’s net working capital. In addition, post-closing indemnity claims for certain matters will be affected first by a set off against the Promissory Note and, to the extent such claim for indemnification exceeds the then outstanding principal and interest due under the Promissory Note, any remaining claims will be paid from the Escrow Fund.

The Purchase Agreement contains customary representations and warranties by the parties to such agreement, as well as customary indemnification provisions and termination rights for the parties. Further, pursuant to the Purchase Agreement, the parties have also agreed to customary covenants, including, among others, covenants relating to (i) the conduct of AdCare’s business during the interim period between the execution of the Purchase Agreement and the completion of the acquisition; and (ii) obligations to obtain any consents, approvals, permits, or authorizations which are required to be obtained in order to complete the acquisition under any applicable federal or state laws or regulations. The acquisition is currently anticipated to close in the first half of 2018; however, we cannot assure you that the acquisition will be consummated by this date or at all.

Financing

For discussion of our 2017 Credit Facility, and a summary of its terms, see Note 9 (Debt) to the accompanying condensed consolidated financial statements and “Financing Relationships” below. As of September 30, 2017, under our 2017 Credit Facility, we had $208.7 million outstanding on our 2017 Term Loan.

On June 30, 2017, we entered into a senior secured credit facility with Credit Suisse AG, as administrative agent for the lenders party thereto (the “2017 Credit Facility”). The 2017 Credit Facility initially made available a term loan in the aggregate principal amount of $210.0 million (the “2017 Term Loan”) and a $40.0 million revolving line of credit (the “2017 Revolver”). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. We incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolver. We used the proceeds to repay $205.4 million of certain existing indebtedness under the 2015 Credit Facility and the Deerfield Facility (as further described below).

On September 25, 2017, we entered into an Incremental Loan Assumption Agreement (the “Incremental Agreement”), with the Incremental Revolving Credit Lenders (as defined in the Incremental Agreement), Credit Suisse AG, Cayman Islands Branch, as administrative agent (“Credit Suisse”), and the other Loan Parties (as defined in the Incremental Agreement) party thereto, relating to the 2017 Credit Facility. The Incremental Agreement provided for an increase in our existing revolving line of credit from $40.0 million to $55.0 million.

On October 6, 2017, in conjunction with our pending acquisition of AdCare, we also secured a $65.0 million incremental term loan commitment in conjunction with our 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, we committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, and will increase to LIBOR plus 6.75% for November 2017 through the closing date of the acquisition.

The 2017 Term Loan is scheduled to mature in June 2023, bears interest at LIBOR plus 6.75% per annum (with a 1.0% floor) or Alternative Base Rate (as defined in the 2017 Credit Facility) plus 5.75% per annum and has incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Revolver is scheduled to mature in June 2022, and bear interest at LIBOR plus 6.00% per annum or Alternative Base Rate plus 5.00% per annum. The 2017 Credit Facility reduced covenant restrictions and increased borrowing capacity as compared to the 2015 Credit Facility and the Deerfield Facility.

In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, we terminated our then outstanding financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”), which consisted of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt (the “Deerfield Facility”).

On August 9, 2017, we closed a sale-leaseback transaction with MedEquities Realty Operating Partnership, LP, a subsidiary of MedEquities Realty Trust, Inc. (“MedEquities”), for $25.0 million (“2017 Sale-Leaseback”), in which MedEquities purchased from our subsidiaries two drug and alcohol rehabilitation outpatient facilities and two sober living facilities: the Desert Hope Facility and Resolutions Las Vegas, each located in Las Vegas, Nevada, and the Greenhouse Facility and Resolutions Arlington, each located in Arlington, Texas (collectively, the “Sale-Leaseback Facilities”).

Simultaneously with the sale of the Sale-Leaseback Facilities, we, through our subsidiaries, and MedEquities entered into an operating lease, dated August 9, 2017, in which we will continue to operate the Sale-Leaseback Facilities. The operating lease provides for a 15-year term for each facility with two separate renewal terms of five years each if we choose to exercise our right to extend the lease term.

The initial annual minimum rent payable MedEquities is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase to an amount equal to 101.5% of the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent will never be less than an amount equal to 101.5% or greater than an amount equal to 103.0% of the annual rent in effect for the immediately preceding year.

Due to the nature of the agreement between MedEquities and us, the transaction does not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities will remain on our balance sheet and will continue to be depreciated over the life of the asset. We accounted for the $25 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.2 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on our incremental borrowing rate. The lease with MedEquities is accounted for as an operating lease under GAAP.

Facility Updates

In August 2017, we relocated our Recovery First West Palm facility from West Palm Beach, Florida to Fort Lauderdale, Florida. By relocating Recovery First West Palm closer to our Fort Lauderdale facility, we expect to gain additional operational efficiencies.

Effective July 31, 2017, we voluntarily closed our remaining beds at our Forterus facility in order to consolidate our southern California operations closer to Laguna Treatment Hospital. By consolidating our operations closer to Laguna Treatment Hospital, we expect to gain additional operational efficiencies. As a result of closing the beds at Forterus, we had a net reduction in bed count of 37. As our residential daily census at Laguna Treatment Hospital grows, we expect to add additional sober living beds and outpatient services near our Laguna Treatment Hospital.

From May 23, 2017 to July 5, 2017, our Sunrise House facility was temporarily not serving clients due to an employee strike at that location. On June 14, 2017, a settlement was reached with the union, and Sunrise House began readmitting clients on July 5, 2017. As a result of our Sunrise House facility entering into a three-year collective bargaining agreement with the Health Professionals and Allied Employees labor union on June 14, 2017, a majority of our employees at Sunrise House are now represented by a collective bargaining agreement.

On October 9, 2017, we opened Townsend Recovery Center New Orleans where we have leased one floor from New Orleans East Hospital in New Orleans, Louisiana and operate 36 beds to provide detoxification and residential treatment services.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including clinical diagnostic laboratory services. We recognize revenue at the estimated net realizable value in the period in which services are provided. For the three months ended September 30, 2017 and 2016, approximately 92.5% and 93.3%, respectively, of our client related revenue was reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients.

Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. Revenue concentration by payor remains modest. For the three and nine months ended September 30, 2017, no single payor accounted for more than 12.2% and 11.3% of our revenue, respectively, and for the three and nine months ended September 30, 2016, no single payor accounted for more than 11.7% and 11.0% of our revenue, respectively.

The following table summarizes the composition of our client related revenue for residential treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and clinical diagnostic laboratory services, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017 (unaudited)		Three Months Ended September 30, 2016 (unaudited)
	Amount	%	Amount	%
Residential treatment facility services[1]	$64,237	82.4	$48,692	71.1
Outpatient facility and sober living services[2]	8,085	10.4	5,032	7.3
Client related diagnostic services[3]	5,626	7.2	14,767	21.6
Total client related revenue	$77,948	100.0	$68,491	100.0
(1)	Residential treatment facility services and related professional services.
(2)	Outpatient facility services, related professional services and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

Client related diagnostic services revenue for the three months ended September 30, 2017 decreased 61.9% to $5.6 million compared with $14.8 million for the three months ended September 30, 2016. Client related diagnostic services revenue as a percentage of total client related revenues was 7.2% for the three months ended September 30, 2017 compared to 21.6% for the three months ended September 30, 2016. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursements combined with a shift in the mix of client related diagnostic services from higher cost tests to lower cost tests.

We recognize client related revenues from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our expected realization is determined by management after taking into account the type of services provided and the historical collections received from commercial payors, on a per facility basis, compared to gross client charges billed.

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

•

Provision for doubtful accounts.  The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding (“DSO”). Approximately $12.1 million and $10.4 million of the accounts receivable, net the of the allowance for doubtful accounts, at September 30, 2017 and December 31, 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company, and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

•

Advertising and marketing.  We promote our treatment facilities through a variety of channels including television advertising and internet search engines, among others. While we do not compensate our referral sources for client referrals, we do have arrangements with multiple marketing channels that we pay on a performance basis (i.e. pay per click or pay per inbound call). We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the overall bed capacity of our facilities.

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

•	Acquisition-related expenses. Acquisition-related expenses consist primarily of professional fees, expenses and travel costs associated with our acquisition activities.

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

•

Average Daily Residential Revenue and Average Net Daily Residential Revenue.  Our average daily residential revenue is a per census metric equal to our total residential revenues, less clinical diagnostic services revenue, for a period divided by our average daily residential census for the same period divided by the number of days in the period. Our average net daily residential revenue is a per census metric equal to our total residential revenues, less clinical diagnostic services revenue, less the applicable provision for doubtful accounts for a period divided by our average daily residential census for the same period divided by the number of days in the period. The key drivers of average daily residential revenue and average net daily residential revenue include the mix of out-of-network beds versus in-network beds, the level of care that we provide to our clients during the period and payor mix. Also, our average daily residential revenue derived from in-network facilities and beds is generally lower than our average daily residential revenue derived from out-of-network facilities and beds.

•

Outpatient Visits.  Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period. Our revenues are directly impacted by our outpatient visits, which fluctuate based on our sales and marketing efforts, utilization review and the average length of stay.

•

Average Revenue per Outpatient Visit.  We refer to average revenue per outpatient visit as facility and sober living services revenue for a period divided by our outpatient visits for the same period. The key drivers of average revenue per outpatient visit include the mix of out-of-network versus in-network and payor mix. Our average revenue per outpatient visit derived from in-network visits is generally lower than our average revenue per outpatient visit derived from out-of-network visits.

•

Client Related Clinical Diagnostic Services as a Percentage of Total Client Related Revenue.  We refer to client related diagnostic services as a percentage of total client related revenue as client related diagnostic services for a period divided by total client related revenue for the same period. Client related diagnostic services includes point of care drug testing and client related clinical diagnostic laboratory services which includes toxicology, hematology and pharmacogenetics testing. We tend to experience higher margins from our client related clinical diagnostic services than we do from other client related services.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017 (unaudited)		2016 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$77,948	96.9	$68,491	97.1	$9,457	13.8
Non-client related revenue	2,476	3.1	2,037	2.9	439	21.6
Total revenues	80,424	100.0	70,528	100.0	9,896	14.0

Operating expenses
Salaries, wages and benefits	36,709	45.6	36,479	51.7	230	0.6
Client related services	6,598	8.2	7,040	10.0	(442)	(6.3)
Provision for doubtful accounts	9,682	12.0	4,794	6.8	4,888	102.0
Advertising and marketing	3,074	3.8	4,687	6.6	(1,613)	(34.4)
Professional fees	3,641	4.5	5,278	7.5	(1,637)	(31.0)
Other operating expenses	8,306	10.3	7,757	11.0	549	7.1
Rentals and leases	2,105	2.6	2,108	3.0	(3)	(0.1)
Depreciation and amortization	5,218	6.5	4,629	6.6	589	12.7
Acquisition-related expenses	370	0.5	468	0.7	(98)	(20.9)
Total operating expenses	75,703	94.1	73,240	103.8	2,463	3.4
Income (loss) from operations	4,721	5.9	(2,712)	(3.8)	7,433	(274.1)
Interest expense, net (change in fair value of interest rate swaps of $0 and ($141), respectively)	5,492	6.8	1,927	2.7	3,565	185.0
Other expense, net	49	0.1	130	0.2	(81)	(62.3)
Loss before income tax benefit	(820)	(1.0)	(4,769)	(6.8)	3,949	(82.8)
Income tax benefit	456	0.6	758	1.1	(302)	(39.8)
Net loss	(364)	(0.5)	(4,011)	(5.7)	3,647	(90.9)
Less: net loss attributable to noncontrolling interest	1,126	1.4	1,486	2.1	(360)	(24.2)
Net income (loss) available to AAC Holdings, Inc. common stockholders	$762	0.9	$(2,525)	(3.6)	$3,287	(130.2)

Client Related Revenue

Client related revenues increased $9.5 million, or 13.8%, to $77.9 million for the three months ended September 30, 2017 from $68.5 million for the three months ended September 30, 2016. Client related revenue was positively impacted by increases in our average daily residential revenue and average revenue per outpatient visit.

Our average daily residential revenue increased 48.2% to $925 for the three months ended September 30, 2017 from $624 for the three months ended September 30, 2016. The increase in average daily residential revenue is primarily related to improved billing and collections activity and an increase in the percentage of client days at higher levels of care at our residential treatment facilities. As a percentage of total billed days, our detoxification and residential services increased to 50.8% for the three months ended September 30, 2017, from 45.5% for the three months ended September 30, 2016.

Our total average daily census (residential census and sober living census combined) increased slightly to 974 clients for the three months ended September 30, 2017 from 967 clients for the three months ended September 30, 2016. Average daily residential census decreased to 755 for the three months ended September 30, 2017 from 853 for the three months ended September 30, 2016. Average daily sober living census increased to 219 for the three months ended September 30, 2017 from 114 for the three months ended September 30, 2016.

The increases in our total average daily census was primarily related to an increase in our average daily sober living census partially offset by a decrease in average daily residential census. As a result of our planned increase in sober living bed capacity and our planned reduction in residential bed capacity, our residential average daily census has decreased while our average daily sober living census has increased. Our residential bed capacity decreased from 1,140 beds at September 30, 2016 to 971 beds at September 30, 2017, a 14.8% decrease. Also, partially contributing to the decrease in average daily residential census was a strike by union employees at our Sunrise House facility that began on May 23, 2017 and ended on June 14, 2017, which resulted in the Sunrise House facility temporarily not serving clients, causing our average daily census in July to be lower than our historical average as we did not start readmitting patients until July 5, 2017. Separately, and also contributing to a lower residential census, was Hurricane Irma, which affected our River Oaks and Recovery First facilities during the month of September.

Outpatient visits increased 20.9% to 18,491 for the three months ended September 30, 2017 from 15,299 for the three months ended September 30, 2016. Contributing to the increase in outpatient visits was an increase in our average daily sober living census which increased 92.1% to 219 clients for the three months ended September 30, 2017 from 114 clients for the three months ended September 30, 2016.

Average revenue per outpatient visit increased 32.8% to $437 for the three months ended September 30, 2017 compared with $329 for the three months ended September 30, 2016. The increase in average revenue per outpatient visit is the result of improved billing and collections activity.

Client related diagnostic services revenue for the three months ended September 30, 2017 decreased 61.9% to $5.6 million compared with $14.8 million for the three months ended September 30, 2016. Client related diagnostic services revenue as a percentage of total client related revenue was 7.2% for the three months ended September 30, 2017 compared to 21.6% for the three months ended September 30, 2016. The decrease in client related diagnostic services revenue is a result of previously anticipated lower reimbursements combined with a shift in the mix of client related diagnostic services from higher cost tests to lower cost tests.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Non-client related revenue increased $0.4 million, or 21.6%, to $2.5 million for the three months ended September 30, 2017 from $2.0 million for the three months ended September 30, 2016.

Salaries, Wages and Benefits

Salaries, wages and benefits increased slightly to $36.7 million for the three months ended September 30, 2017 from $36.5 million for the three months ended September 30, 2016. The increase in salaries, wages and benefits was primarily impacted by severance expense, partially offset by our reduction in workforce in February 2017. Our number of employees decreased by approximately 200, or 9.1%, to approximately 2,000 at September 30, 2017 from approximately 2,200 employees at September 30, 2016. Salaries, wages and benefits were 45.6% of total revenues for the three months ended September 30, 2017 compared to 51.7% of total revenues for the three months ended September 30, 2016.

Client Related Services

Client related services expense decreased $0.4 million, or 6.3%, to $6.6 million for the three months ended September 30, 2017 from $7.0 million for the three months ended September 30, 2016. The decrease in client related services expense was primarily the result of the decrease in our average daily residential census to 755 for the three months ended September 30, 2017 from 853 for the three months ended September 30, 2016, as well as the decrease in client related travel expenses. Client related services expenses were 8.2% of total revenues for the three months ended September 30, 2017 compared to 10.0% of total revenues for the three months ended September 30, 2016.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $4.9 million to $9.7 million for the three months ended September 30, 2017 from $4.8 million for the three months ended September 30, 2016. The provision for doubtful accounts was 12.0% of total revenues for the three months ended September 30, 2017 compared to 6.8% of total revenues for the three months ended September 30, 2016. The increase in the provision for doubtful accounts is a result of increases in the aging of our accounts receivable.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and DSO. The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2017 and 2016:

	Current	31-180 Days	Over 180 Days	Total
September 30, 2017	29.7%	46.1%	24.2%	100.0%
September 30, 2016	38.9%	41.8%	19.3%	100.0%

DSO was 106 days as of and for the quarter ended September 30, 2017 compared with 105 days as of and for the quarter ended September 30, 2016. Our DSO continues to be negatively impacted by increased documentation requests from commercial payors prior to payment and slower collections related to laboratory services. However, due to improved collections, our DSO for the three months ended September 30, 2017 decreased by 10 days from March 31, 2017 and 7 days from June 30, 2017. Total cash collections for the three months ended September 30, 2017 as compared with total collections for the three months ended March 31, 2017 and June 30, 2017 have increased by 23.2% and 10.9%, respectively.

Advertising and Marketing

Advertising and marketing expense decreased $1.6 million, or 34.4%, to $3.1 million for the three months ended September 30, 2017 from $4.7 million for the three months ended September 30, 2016. The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds. Advertising and marketing expense was 3.8% of total revenues for the three months ended September 30, 2017 compared to 6.6% of total revenues for the three months ended September 30, 2016.

Professional Fees

Professional fees decreased $1.6 million, or 31.0%, to $3.6 million for the three months ended September 30, 2017 from $5.3 million for the three months ended September 30, 2016. The decrease in professional fees was primarily related to approximately $0.4 million in professional fees associated with certain litigation costs in California for the three months ended September 30, 2017 as compared to $3.0 million incurred for the three months ended September 30, 2016. Professional fees were 4.5% of total revenues for the three months ended September 30, 2017 compared to 7.5% of total revenues for the three months ended September 30, 2016.

Other Operating Expenses

Other operating expenses increased $0.5 million, or 7.1%, to $8.3 million for the three months ended September 30, 2017 from $7.8 million for the three months ended September 30, 2016. The increase was primarily the result of newly implemented software expense, professional liability insurance expense, and additional medical supplies at our two laboratories. Other operating expenses was 10.3% of total revenues for the three months ended September 30, 2017 compared to 11.0% of total revenues for the three months ended September 30, 2016.

Rentals and Leases

Rentals and leases expense remained consistent at $2.1 million for the three months ended September 30, 2017 and 2016. Rentals and leases expense was 2.6% of total revenues for the three months ended September 30, 2017 compared to 3.0% of total revenues for the three months ended September 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased $0.6 million, or 12.7%, to $5.2 million for the three months ended September 30, 2017 from $4.6 million for the three months ended September 30, 2016. The increase in depreciation and amortization expense is primarily related to additions of property and equipment, completed de novo projects, and additional software implemented at our corporate headquarters. Depreciation and amortization expense was 6.5% of total revenues for the three months ended September 30, 2017 compared to 6.6% of total revenues for the three months ended September 30, 2016.

Acquisition-related Expenses

Acquisition-related expenses decreased $0.1 million to $0.4 million for the three months ended September 30, 2017 from $0.5 million for the three months ended September 30, 2016. The acquisition-related expenses for the three months ended September 30, 2017 were primarily related to professional fees and expenses and travel costs associated with our acquisition activity. Acquisition-related expenses were 0.5% of total revenues for the three months ended September 30, 2017 compared to 0.7% of total revenues for the three months ended September 30, 2016.

Interest Expense

Interest expense increased $3.6 million, or 185.0%, to $5.5 million for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016. The increase in interest expense was primarily the result of an increase in interest rates on outstanding debt as well as a $25.0 million sale-leaseback transaction (“2017 Sale Leaseback”) with MedEquities Realty Operating Partnership, LP, a subsidiary of MedEquities Realty Trust, Inc. Outstanding debt at September 30, 2017 was approximately $202.6 million compared to $189.4 million at September 30, 2016. Our weighted average interest rate on outstanding debt at September 30, 2017 was 8.0% compared to 4.8% at September 30, 2016. Also included in interest expense was $0.3 million related to the 2017 Sale-Leaseback for the three months ended September 30, 2017. There was no such expense for the prior year period. Interest expense was 6.8% of total revenues for the three months ended September 30, 2017 compared to 2.7% of total revenues for the three months ended September 30, 2016. Refer to Note 9 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility.

Income Tax Expense

For the three months ended September 30, 2017, income tax benefit was $0.5 million, reflecting an effective tax rate of 55.6%, compared to income tax benefit of $0.8 million, reflecting an effective tax rate of 15.9%, for the three months ended September 30, 2016. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book loss.

Net Loss Attributable to Noncontrolling Interest

For the three months ended September 30, 2017, net loss attributable to noncontrolling interest was $1.1 million compared to $1.5 million for the three months ended September 30, 2016. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

The following table presents our condensed consolidated statements of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2017 (unaudited)		2016 (unaudited)		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$224,859	97.1	$199,423	96.1	$25,436	12.8
Non-client related revenue	6,646	2.9	7,995	3.9	(1,349)	(16.9)
Total revenue	231,505	100.0	207,418	100.0	24,087	11.6

Operating expenses
Salaries, wages and benefits	107,989	46.6	104,641	50.4	3,348	3.2
Client related services	19,622	8.5	17,459	8.4	2,163	12.4
Provision for doubtful accounts	25,765	11.1	15,220	7.3	10,545	69.3
Advertising and marketing	10,115	4.4	13,593	6.6	(3,478)	(25.6)
Professional fees	9,322	4.0	13,454	6.5	(4,132)	(30.7)
Other operating expenses	25,294	10.9	21,708	10.5	3,586	16.5
Rentals and leases	5,839	2.5	5,532	2.7	307	5.5
Depreciation and amortization	15,745	6.8	12,769	6.2	2,976	23.3
Acquisition-related expenses	595	0.3	2,428	1.2	(1,833)	(75.5)
Total operating expenses	220,286	95.2	206,804	99.7	13,482	6.5
Income from operations	11,219	4.8	614	0.3	10,605	1,727.2
Interest expense, net (change in fair value of interest rate swaps of ($108) and $49, respectively)	11,072	4.8	5,850	2.8	5,222	89.3
Loss on extinguishment of debt	5,435	2.3	—	—	5,435	—
Other expense, net	77	—	87	—	(10)	(11.5)
Loss before income tax benefit	(5,365)	(2.3)	(5,323)	(2.6)	(42)	0.8
Income tax benefit	459	0.2	885	0.4	(426)	(48.1)
Net loss	(4,906)	(2.1)	(4,438)	(2.1)	(468)	10.5
Less: net loss attributable to noncontrolling interest	3,149	1.4	3,371	1.6	(222)	(6.6)
Net loss attributable to AAC Holdings, Inc. common stockholders	$(1,757)	(0.8)	$(1,067)	(0.5)	$(690)	64.7

Client Related Revenue

Client related revenue increased $25.4 million, or 12.8%, to $224.9 million for the nine months ended September 30, 2017 from $199.4 million for the nine months ended September 30, 2016. Client related revenue was positively impacted by increases in our average daily residential revenue and average revenue per outpatient visit.

Our average daily residential revenue increased 31.4% to $817 for the nine months ended September 30, 2017 from $622 for the nine months ended September 30, 2016. The increase in average daily residential revenue is primarily related to improved billing and collections activity and an increase in the percentage of client days at higher levels of care at our residential treatment facilities.

Our total average daily census (residential and sober living census combined) increased 6.2% to 964 clients for the nine months ended September 30, 2017 from 907 clients for the nine months ended September 30, 2016. Average daily residential census decreased to 787 for the nine months ended September 30, 2017 from 813 for the nine months ended September 30, 2016. Average daily sober living census increased to 177 for the nine months ended September 30, 2017 from 94 for the three months ended September 30, 2016.

The increase in our total average daily census was primarily related to an increase in our average daily sober living census as partially offset by a decrease in our average daily residential census. Our total average daily residential census decreased 3.2% to 787 clients for the nine months ended September 30, 2017 from 813 clients for the nine months ended September 30, 2016. As a result of our planned increase in sober living bed capacity and our planned reduction in residential bed capacity, our residential average daily census has decreased while our average daily sober living census has increased. Our residential bed capacity decreased from 1,140 beds at September 30, 2016 to 971 beds at September 30, 2017, a 14.8% decrease. Also, partially contributing to the decrease in average daily residential census, was a strike by union employees at our Sunrise House facility that began on May 23, 2017 and ended on June 14, 2017, which resulted in the Sunrise House facility temporarily not serving clients, causing our average daily census in July to be lower than our historical average as we did not start readmitting patients until July 5, 2017. Separately, and also contributing to a lower residential census, was Hurricane Irma, which affected our River Oaks and Recovery First facilities during the month of September.

Outpatient visits increased 51.4% to 50,504 for the nine months ended September 30, 2017 from 33,356 for the nine months ended September 30, 2016. Contributing to the increase in outpatient visits was an increase in our average daily sober living census which increased 87.2% to 176 clients for the nine months ended September 30, 2017 from 94 clients for the nine months ended September 30, 2016.

Average revenue per outpatient visit increased 20.7% to $397 for the nine months ended September 30, 2017 compared with $329 for the nine months ended September 30, 2016. The increase in average revenue per outpatient visit is the result of improved billing and collections activity and in increase in the percentage of client days at higher levels of care.

Client diagnostic services revenue for the nine months ended September 30, 2017 decreased 41.2% to $29.3 million compared with $49.9 million for the nine months ended September 30, 2016. Client related diagnostic services revenue as a percentage of total client related revenue was 13.0% for the nine months ended September 30, 2017 compared to 25.0% for the nine months ended September 30, 2016. The decrease in client related diagnostic services revenue is a result of previously anticipated lower reimbursements.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Non-client related revenue decreased $1.3 million, or 16.9%, to $6.6 million for the nine months ended September 30, 2017 from $8.0 million for the nine months ended September 30, 2016.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $3.3 million, or 3.2%, to $108.0 million for the nine months ended September 30, 2017 from $104.6 million for the nine months ended September 30, 2016. The increase in salaries, wages and benefits was primarily impacted by growth in our residential facilities and our standalone outpatient centers as a result of the acquisitions in 2016 and de novo projects. Also contributing to the increase in salaries, wages and benefits is $1.0 million related to severance costs incurred during the nine months ended September 30, 2017. Partially offsetting the increase in salaries, wages and benefits was a February 2017 reduction in workforce, which contributed to our number of employees decreasing by approximately 200, or 9.1%, to approximately 2,000 at September 30, 2017 from approximately 2,200 at September 30, 2016. Salaries, wages and benefits were 46.6% of total revenues for the nine months ended September 30, 2017 compared to 50.4% of total revenues for the nine months ended September 30, 2016.

Client Related Services

Client related services expense increased $2.2 million, or 12.4%, to $19.6 million for the nine months ended September 30, 2017 from $17.5 million for the nine months ended September 30, 2016. The increase in expense was primarily related to the growth in the average daily census to 964 for the nine months ended September 30, 2017 from 907 for the nine months ended September 30, 2016 and the increase in outpatient visits to 50,504 for the nine months ended September 30, 2017 from 33,356 for the nine months ended September 30, 2016. Client related services expense was 8.5% of total revenues for the nine months ended September 30, 2017 compared to 8.4% of total revenues for the nine months ended September 30, 2016.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $10.5 million, or 69.3%, to $25.8 million for the nine months ended September 30, 2017 from $15.2 million for the nine months ended September 30, 2016. The provision for doubtful accounts was 11.1% of total revenues for the nine months ended September 30, 2017 compared to 7.3% of total revenues for the nine months ended September 30, 2016. The increase in the provision for doubtful accounts is a result of increases in the aging of our accounts receivable and DSO.

We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of September 30, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenues less bad debt and DSO. The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2017 and 2016:

	Current	31-180 Days	Over 180 Days	Total
September 30, 2017	29.7%	46.1%	24.2%	100.0%
September 30, 2016	38.9%	41.8%	19.3%	100.0%

For a discussion of our aging of our accounts receivable and DSO, see “Results of Operations – Comparison of Three Months ended September 30, 2017 to Three Months ended September 30, 2016 – Provision for Doubtful Accounts.”

Advertising and Marketing

Advertising and marketing expense decreased $3.5 million, or 25.6%, to $10.1 million for the nine months ended September 30, 2017 from $13.6 million for the nine months ended September 30, 2016. The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds. Advertising and marketing expense was 4.4% of total revenues for the nine months ended September 30, 2017 compared to 6.6% of total revenues for the nine months ended September 30, 2016.

Professional Fees

Professional fees decreased $4.1 million, or 30.7%, to $9.3 million for the nine months ended September 30, 2017 from $13.5 million for the nine months ended September 30, 2016. The decrease in professional fees was primarily related to approximately $1.0 million in professional fees associated with certain litigation costs in California for the nine months ended September 30, 2017 as compared to $6.5 million incurred for the nine months ended September 30, 2016. Professional fees were 4.0% of total revenues for the nine months ended September 30, 2017 compared to 6.5% of total revenues for the nine months ended September 30, 2016.

Other Operating Expenses

Other operating expenses increased $3.6 million, or 16.5%, to $25.3 million for the nine months ended September 30, 2017 from $21.7 million for the nine months ended September 30, 2016. The increase was primarily the result of additional operating expenses associated with our 2016 Acquisitions and de novo projects. Other operating expenses was 10.9% of total revenues for the nine months ended September 30, 2017 compared to 10.5% of total revenues for the nine months ended September 30, 2016.

Rentals and Leases

Rentals and leases increased $0.3 million, or 5.5%, to $5.8 million for the nine months ended September 30, 2017 from $5.5 million for the nine months ended September 30, 2016. The increase was primarily the result of increased rent as a result of the 2016 Acquisitions. Rentals and leases was 2.5% of total revenues for the nine months ended September 30, 2017 compared to 2.7% of total revenues for the nine months ended September 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, or 23.3%, to $15.7 million for the nine months ended September 30, 2017 from $12.8 million for the nine months ended September 30, 2016. The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2016 Acquisitions and completed de novo projects as well as additional software implemented at our corporate headquarters. Depreciation and amortization expense was 6.8% of total revenues for the nine months ended September 30, 2017 compared to 6.2% of total revenues for the nine months ended September 30, 2016.

Acquisition-related Expenses

Acquisition-related expenses decreased $1.8 million, or 75.5%, to $0.6 million for the nine months ended September 30, 2017 from $2.4 million for the nine months ended September 30, 2016. The decrease in acquisition-related expenses for the nine months ended September 30, 2017 was primarily related to our 2016 Acquisitions incurred in the prior year period. We had no completed acquisitions for the nine months ended September 30, 2017. Acquisition-related expenses were 0.3% of total revenues for the nine months ended September 30, 2017 compared to 1.2% of total revenues for the nine months ended September 30, 2016.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $5.4 million for the nine months ended September 30, 2017. The $5.4 million loss related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of $3.0 million related to the Deerfield Facility Consent Fee as well as a write-off of $2.3 million of previously deferred debt issuance costs, of which $1.4 million related to the 2015 Credit Facility and $0.9 million related to the Deerfield Facility. The loss was recognized in June 2017.

Interest Expense

Interest expense increased $5.2 million, or 89.3%, to $11.1 million for the nine months ended September 30, 2017 compared to $5.9 million for the nine months ended September 30, 2016. The increase in interest expense was primarily the result of an increase in outstanding debt and an increase in interest rates. Outstanding debt at September 30, 2017 was approximately $202.6 million compared to $189.4 million at September 30, 2016. Our weighted average interest rate on outstanding debt at September 30, 2017 was 8.0% compared to 4.8% at September 30, 2016. Also included in interest expense was $0.3 million related to the 2017 Sale-Leaseback for the three months ended September 30, 2017. There was no such expense for the prior year period. Interest expense was 4.8% of total revenues for the nine months ended September 30, 2017 compared to 2.8% of total revenues for the nine months ended September 30, 2016.

Income Tax Benefit

For the nine months ended September 30, 2017, income tax benefit was $0.5 million, reflecting an effective tax rate of 8.6%, compared to income tax benefit of $0.9 million, reflecting an effective tax rate of 16.6%, for the nine months ended September 30, 2016. The change in effective tax rate is primarily due to the effect of permanent tax differences when compared to pre-tax book loss.

Net Loss Attributable to Noncontrolling Interest

For the nine months ended September 30, 2017, net loss attributable to noncontrolling interest was $3.1 million compared to $3.4 million for the nine months ended September 30, 2016. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs. The increase in the net loss attributable to noncontrolling interest is primarily related to an expansion of our professional groups, which are consolidated as VIEs, as a result of the acquisitions during 2016.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations and borrowings under our 2017 Credit Facility. We have also utilized operating lease transactions with respect to commercial properties used primarily to perform client services and provide space for administrative facilities. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by our ability to access capital markets, which may be restricted as a result of our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Provided by operating activities	$14,030	$1,316	$12,714
Used in investing activities	(27,186)	(49,135)	21,949
Provided by financing activities	25,604	42,345	(16,741)
Net increase (decrease) in cash and cash equivalents	12,448	(5,474)	17,922
Cash and cash equivalents at end of period	$16,412	$13,276	$3,136

Net Cash Provided by Operating Activities

Cash provided by operating activities was $14.0 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2017 was primarily related to increases in non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, loss on extinguishment of debt, etc.). Working capital totaled $79.9 million at September 30, 2017 and $51.1 million at December 31, 2016.

Net Cash Used in Investing Activities

Cash used in investing activities was $27.2 million for the nine months ended September 30, 2017 compared to $49.1 million for the nine months ended September 30, 2016. Cash used in investing activities for the nine months ended September 30, 2017 was primarily related to work on our de novo projects including the expansion and renovations at Oxford Treatment Center, Resolutions Las Vegas, Resolutions Arlington and Ringwood. Cash used in investing activities for the nine months ended September 30, 2016 was primarily related to the 2016 Acquisitions.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $25.6 million for the nine months ended September 30, 2017 compared to cash used in financing activities of $42.3 million for the nine months ended September 30, 2016. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily the $24.6 million of net proceeds from the 2017 Sale-Leaseback as well as debt borrowings and repayments. Refer to Note 9 (Debt) for further information regarding the 2017 Credit Facility.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 9 (Debt) to the accompanying condensed consolidated financial statements.

2017 Credit Facility

On June 30, 2017, we entered into the 2017 Credit Facility (as defined above) with Credit Suisse AG, as administrative agent for the lenders party thereto. The 2017 Credit Facility initially made available to us the 2017 Term Loan (as defined above) in the aggregate principal amount of $210.0 million and the $40.0 million 2017 Revolver (as defined above). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. We incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolving Facility.

The proceeds of the 2017 Term Loan were used by the Company to (i) prepay all existing indebtedness outstanding under the 2015 Credit Agreement and the Deerfield Facility (as further described below), (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. The proceeds of the 2017 Revolver drawn at closing were used (i) to pay the Deerfield Consent Fee (as defined below) in full, (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. Proceeds from any additional borrowings under the 2017 Revolver will be used solely for general corporate purposes.

The 2017 Term Loan is scheduled to mature in June 2023, bears interest at LIBOR plus 6.75% per annum (with a 1.0% floor) or Alternative Base Rate (as defined in the 2017 Credit Facility) plus 5.75% per annum and has incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Revolver is scheduled to mature in June 2022, and bear interest at LIBOR plus 6.00% per annum or Alternative Base Rate plus 5.00% per annum. The 2017 Credit Facility reduced covenant restrictions and increased borrowing capacity as compared to the 2015 Credit Facility and the Deerfield Facility.

In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, we terminated the Deerfield Facility.

On September 25, 2017, we entered into an Incremental Loan Assumption Agreement (the “Incremental Agreement”), with the Incremental Revolving Credit Lenders (as defined in the Incremental Agreement), Credit Suisse AG, Cayman Islands Branch, as administrative agent (“Credit Suisse”), and the other Loan Parties (as defined in the Incremental Agreement) party thereto, relating to the 2017 Credit Facility. The Incremental Agreement provided for an increase in our existing revolving line of credit from $40.0 million to $55.0 million.

On October 6, 2017, in conjunction with our pending acquisition of AdCare, we also secured a $65.0 million incremental term loan commitment in conjunction with the 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, we committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, and will increase to LIBOR plus 6.75% for November 2017 through the closing date of the acquisition.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 11.9% and have maturity dates through April 2020. Total obligations under capital leases at September 30, 2017 were $1.2 million, of which $0.8 million was included in the current portion of long-term debt.

Financing Lease Obligation

On August 9, 2017, we entered into a $25.0 million sale-leaseback transaction (“2017 Sale Leaseback”) with MedEquities Realty Operating Partnership, LP, a subsidiary of MedEquities Realty Trust, Inc. (“MedEquities”). MedEquities purchased two of our drug and alcohol rehabilitation outpatient facilities and two of our sober living facilities: the Desert Hope Facility and Resolutions Las Vegas, each located in Las Vegas, Nevada, and the Greenhouse Facility and Resolutions Arlington, each located in Arlington, Texas (collectively, the “Sale-Leaseback Facilities”).

Simultaneously with the sale of the Sale-Leaseback Facilities, we entered into a lease, dated August 9, 2017, in which we will continue to operate the Sale-Leaseback Facilities. The lease provides for a 15-year term with two separate renewal terms of five years each if we choose to exercise its right to extend the lease.

The initial annual minimum rent payable is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase to an amount equal to 101.5% of the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent will never be less than an amount equal to 101.5% or greater than an amount equal to 103.0% of the annual rent in effect for the immediately preceding year.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded a receivable at such time. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenues collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged commercially reasonable interest. We had receivables from the Professional Groups at September 30, 2017. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

American Addiction Centers, Inc., our direct operating subsidiary (“AAC”), has entered into written management services agreements with each of the Professional Groups under which AAC provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions and setting policies and procedures. Pursuant to the management services agreements, the Professional Groups’ monthly revenues will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by AAC for the benefit of the Professional Groups and, thereafter, to the payment to AAC of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenues. As described above, AAC will also provide financial support to each Professional Group on an as needed basis to cover any shortfall between revenues collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary and, therefore, consolidate the Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $2.1 million for both the three months ended September 30, 2017 and 2016, and $5.8 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2017 consisted of $208.7 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $2.1 million on an annual basis based upon our borrowing level at September 30, 2017.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended September 30, 2017.

Period	Total number of shares purchased(1)	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
July 1, 2017 through July 31, 2017	—	—	—	—
August 1, 2017 through August 31, 2017	—	—	—	—
September 1, 2017 through September 30, 2017	11,992	$9.93	—	—
(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Number	Exhibit Description
2.1

Securities Purchase Agreement, dated September 13, 2017, by and among AAC Holdings, Inc., AAC Healthcare Network, Inc., AdCare, Inc., and AdCare Holding Trust (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36643), filed on September 13, 2017 and incorporated herein by reference).

10.1

Purchase and Sale Agreement, dated August 7, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and MedEquities Realty Operating Partnership, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.2

Master Lease, dated August 9, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC, AAC Las Vegas Outpatient Center, LLC, AAC Dallas Outpatient Center, LLC, MRT of Nevada – ATF, LLC and MRT of Texas – ATF, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.3

Master Lease Guaranty, dated August 9, 2017, by and among AAC Holdings, Inc., MRT of Nevada – ATF, LLC and MRT of Texas – ATF, LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.4

Incremental Loan Assumption Agreement, dated September 25, 2017, by and among AAC Holdings, Inc., the Incremental Revolving Credit Lenders, Credit Suisse AG, as administrative agent, and the other Loan Parties (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on September 26, 2017 and incorporated herein by reference).

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

Date: November 3, 2017