Form 10-K
period 2017-12-31
AAC Holdings, Inc.
filed 2018-02-23
CIK 1606180

‘s r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of $6.93 on that date), was approximately $100,400,000. Common stock held by each officer and director and by each person known to the registrant who owned 5% or more of the outstanding common stock has been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2018, there were 23,897,669 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

AAC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless we indicate otherwise or the context requires, “we,” “our,” “us” and the “Company” refer to AAC Holdings, Inc., together with our subsidiaries. The term “AAC” refers to our wholly owned subsidiary, American Addiction Centers, Inc.

Item 1. Business

Company Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform clinical diagnostic laboratory services and provide physician services to our clients. As of December 31, 2017, we operated 9 residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 939 residential beds, including 630 licensed detoxification beds, 19 standalone outpatient centers and 5 sober living facilities across 409 beds for a total of 1,348 combined residential and sober living beds.

We are also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets that service millions of website visits each month. Through our portfolio of websites, such as Rehabs.com and Recovery.org, we serve families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities. We also provide online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

Our highly trained clinical staff deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder such as depression, bipolar disorder or schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

The Company was incorporated as a Nevada corporation on February 12, 2014 for the purpose of acquiring the common stock of AAC and to engage in certain reorganization transactions in connection with the initial public offering of our common stock, which was completed in October 2014 (the “IPO”). AAC was incorporated as a Nevada corporation on February 27, 2007.

Business Strategy

We have developed our company and the American Addictions Centers national brand through substantial investment in our clinical expertise, our facilities, our professional staff and our national sales and marketing program. We seek to extend our position as a leading provider of treatment for drug and alcohol addiction by executing the following growth strategies:

•

Clinical excellence and outcomes-driven treatment. We seek to set the national standard for quality and outcomes in addiction treatment. AAC is committed to ongoing measurement and transparency regarding patient outcomes, as evidenced by the recent publication of a three-year outcomes study, which is available on our website. Information from this study or our website is not incorporated by reference into this report. In addition to measurement of patient outcomes and satisfaction with treatment, we are continually working to advance utilization of modern, evidence-based interventions that address addiction as a chronic brain disease, as supported by the science. We believe AAC is now well-positioned to be a national quality leader in addiction treatment.

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

•

Expand outpatient operations. We actively pursue opportunities to add outpatient centers to complement our broader network of residential treatment facilities. We believe expanding our reach by developing or acquiring premium outpatient facilities of a quality consistent with our inpatient services will further enhance our brand and our ability to provide a more comprehensive suite of services across the spectrum of care. Outpatient centers are expected to be an increasingly important source of leads for our residential programs as we believe a portion of clients receiving outpatient treatment will ultimately need a higher level of care. Moreover, we believe this will position us to better serve those clients whose payors require outpatient treatment as a prerequisite to any inpatient treatment. We also make available sober living accommodations to clients completing treatment at lower levels of care. These sober living arrangements enable us to utilize existing beds for clients requiring higher levels of care while still providing an interim environment for clients transitioning from residential treatment centers to lower levels of care and eventually back to their former living arrangements. We anticipate that we will continue to expand our sober living accommodations to complement our expanding outpatient services.

•

Expand capacity at existing residential and standalone outpatient facilities. When market conditions indicate, we anticipate selectively increasing our number of residential beds, expanding our clinical facility space, expanding our sober living bed capacity and hiring additional clinical staff to enable us to provide services to additional clients.

•

Pursue de novo development of facilities. De novo development plays an important role in the growth of our facility base. Our de novo facility development consists of either building a new facility from the ground up or acquiring an existing facility with an alternative use and repurposing it as a substance abuse treatment facility. We have developed multiple full-service residential treatment facilities: Greenhouse, a former luxury spa in Dallas, Texas; Desert Hope, a former assisted living facility in Las Vegas, Nevada; River Oaks, a former adolescent behavioral facility in Riverview (Tampa area), Florida; and Laguna Treatment Hospital, a chemical dependency recovery hospital in Aliso Viejo, California, which is the first such hospital designation for one of our treatment facilities. We believe the success of these facilities provides us with the experience to develop additional premium facilities across the United States with comparable scale, capabilities and quality.

•

Opportunistically pursue acquisitions of individual treatment facilities and multi-facility operations. We selectively seek opportunities to expand and diversify our geographic presence, service offerings and the portion of the population that can access our services based on their individual healthcare coverage through acquisitions. All six acquisitions of treatment providers we have completed since the completion of our IPO have involved the acquisition of in-network providers. As we continue to expand, we plan to establish greater payor mix diversification between out-of-network, in-network, government (e.g., Medicare and Medicaid) and private pay clients. IBISWorld, an industry research organization, estimates that there were approximately 10,000 mental health and substance abuse treatment companies in operation in 2017, most of which are small, regional operations. We believe this high level of fragmentation presents us with the opportunity to acquire facilities or small providers and upgrade their treatment programs and facilities to improve client care and as a result improve our operating metrics. We believe that our brand recognition, marketing platform and referral network will enable us to improve census at acquired facilities.

•

Target complementary growth opportunities. There are additional growth opportunities that we are selectively pursuing that are complementary to our current business. These include, without limitation, providing laboratory services to other substance abuse treatment providers and expanding other ancillary services. For example, our high complexity, mass spectrometry laboratories are capable of providing full service clinical diagnostic testing (including toxicology, hematology, chemistry, infectious disease, hormones and genetics) in 44 states, including California, Florida, Louisiana, Mississippi, Nevada, New Jersey, Rhode Island and Texas, where we currently operate facilities.

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

Our curriculum, which is peer reviewed and research-based, has been recognized as one of our program strengths by the Commission on Accreditation of Rehabilitation Facilities (“CARF”), a leader in the promotion and accreditation of quality, value and optimal outcomes of service. In particular, research studies show that certain aspects of our treatment programs, such as offering longer treatment stays, are effective for producing long-term recovery. In addition, we offer a variety of forms of therapy types, settings and related services that the National Institute on Drug Abuse has recognized as effective. We offer the following types of therapy: motivational interviewing, cognitive behavioral therapy, rational emotive behavior therapy, dialectical behavioral therapy, solution-focused therapy, eye movement desensitization and reprocessing and systematic family intervention. Our variety of therapy settings includes individual, group and family therapies, recovery-oriented challenge therapies, expressive therapies (with a focus on music and art), equine and trauma therapies. We also provide Medicated-Assisted Treatment (“MAT”), which is the use of FDA-approved medications, in combination with counseling and behavioral therapies, to provide a “whole-patient” approach to the treatment of substance use disorders. We believe that it is particularly effective for treating certain conditions such as opioid use disorder, alcohol use disorder and tobacco use disorder. The use of MAT has been shown to significantly reduce overdoses from opioids and to improve long-term abstinence. MAT is an important and integral treatment modality at all AAC facilities.

Considering the high level of co-occurring substance abuse, mental health and medical conditions, we offer clients a spectrum of psychiatric, medical and wellness-focused services based upon individual needs as assessed through comprehensive evaluations at admission and throughout participation in the program. To maximize the likelihood of long-term recovery, all program levels provide clients access to the following services: assessment of individual substance abuse, mental health, medical history and physical condition within 48 hours of admission; psychiatric evaluations; psychological evaluations and services based on client needs; follow-up appointments with physicians and psychiatrists; medication monitoring; educational classes regarding health risks, nutrition, smoking cessation, HIV awareness, life skills, healthy nutritional programs and dietary plans; access to fitness facilities; interactive wellness activities such as swimming, basketball and yoga and structured daily schedules designed for restorative sleep patterns.

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

We place a strong emphasis on tracking client satisfaction scores in order to measure our client and staff interaction and overall outcome and reputation. In addition to client satisfaction surveys that we receive after a client’s discharge, we also solicit feedback during a client’s stay at our residential facilities. This allows us to further tailor an individual’s treatment plan to emphasize the programs that have been more impactful to a particular client.

We believe in tracking clinical outcomes. In 2014, we entered into a partnership with Centerstone Research Institute to conduct independent three-year longitudinal outcome studies on the effectiveness of our clinical approach. This study is now complete, and the findings are available on our website. We will continue to measure outcomes going forward in order to drive continual improvement in our programs.

As detailed below, we offer a full spectrum of treatment services to clients, based upon individual needs as assessed through comprehensive evaluations at admission and throughout their participation in the program. The assignment and frequency of services corresponds to individualized treatment plans within the context of the level of care and treatment intensity level.

Detoxification (“detox”). Detoxification is usually conducted at an inpatient facility for clients with physical or psychological dependence. Detoxification services are designed to clear toxins out of the body so that the body can safely adjust and heal itself after being dependent upon a substance. Clients are medically monitored 24 hours per day, seven days per week by experienced medical professionals who work to alleviate withdrawal symptoms through medication, as appropriate. We provide detoxification services for several substances including alcohol, sedatives and opiates.

Residential Treatment. Residential care is a structured treatment approach designed to prepare clients to return to the general community with a sober lifestyle, increased functionality and improved overall wellness. Treatment is provided on a 24 hours per day, seven days per week basis, and services generally include a minimum of two individual therapy sessions per week, regular group therapy, family therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management and recreational activities. Medical and psychiatric care is available to all clients, as needed, through our contracted professional physician groups.

Partial Hospitalization. Partial hospitalization is a structured program providing care a minimum of 20 hours per week. This program is designed for clients who are stable enough physically and psychologically to participate in everyday activities but who still require a degree of medical monitoring. Services include a minimum of weekly individual therapy, regular group therapy, family education and therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management and off-site recovery meetings and activities. Medical and psychiatric care is available to all clients, as needed, through our contracted professional physician groups.

Intensive Outpatient Services. Less intensive than the aforementioned levels of care, intensive outpatient services are comprised of a structured program providing care three days per week for three hours per day at a minimum. Designed as a “step down” from partial hospitalization, this program reinforces progress and assists in the attainment of sobriety, reduction of detrimental behaviors and improved overall wellness of clients while they integrate and interact in the community. Services include weekly individual therapy, group therapy, family education and therapy, didactic and psycho-educational groups, case management, off-site recovery meetings and activities and intensive transitional and aftercare planning.

Outpatient Services. Traditional outpatient services are delivered in regularly scheduled sessions, usually less the nine hours per week. Outpatient services include professionally directed screening, assessment, therapy, and other services designed to support successful transition to the community and long-term recovery. These services are tailored to a person’s specific needs and stage of recovery and may involve many modalities, including motivational enhancement, family therapy, educational groups, occupational and recreational therapy, psychotherapy and pharmacotherapy.

Ancillary Services. In addition to our inpatient and outpatient treatment services, we provide medical monitoring for adherence to addiction treatment as well as clinical diagnostic laboratory services. We also provide physician services to our clients through our contracted professional physician groups. We believe toxicological monitoring of clients is an important component of substance abuse treatment. Clients are evaluated for illicit substances upon admission and thereafter on a random basis and as otherwise determined to be medically necessary by the treating physician. We conduct laboratory testing for our facilities using quantitative liquid chromatography time-of-flight mass spectrometry technology located in Brentwood, Tennessee, as well as our laboratory in Slidell, Louisiana.

Sober Living Facilities. We provide sober living arrangements that serve as an interim environment for clients transitioning from residential treatment centers to lower levels of care and eventually back to their former living arrangements. Sober living facilities enable us to utilize existing beds for clients requiring higher levels of care, while still providing housing for clients completing outpatient treatment programs. We provide sober living arrangements to clients through our owned and leased properties in Arlington, Texas; Las Vegas, Nevada; Oxford, Mississippi; Fort Lauderdale, Florida; San Diego, California; Aliso Viejo, California, and through third party providers with whom we contract to provide sober living arrangements near our existing outpatient centers. We typically provide transportation between sober living housing and our outpatient centers. We plan to continue using sober living facilities as a complement to our outpatient services.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development as of December 31, 2017:

Facility Name	State	Beds(1)	IN/OON(2)	Property
Residential(3)
Laguna Treatment Hospital	CA	93	OON	Owned
River Oaks	FL	162	OON	Owned
Recovery First	FL	56	IN	Owned/Leased
Townsend New Orleans	LA	36	IN	Leased
Oxford Treatment Center	MS	124	OON	Owned
Sunrise House	NJ	110	IN	Owned
Desert Hope	NV	148	OON	Owned
Solutions Treatment Center	NV	80	IN	Leased
Greenhouse	TX	130	OON	Owned
Total Residential Beds		939

Sober Living
San Diego Sober Living	CA	36(4)	n/a	Leased
Recovery First - Ft. Lauderdale East	FL	83	n/a	Leased
Resolutions Oxford	MS	72	n/a	Owned/Leased
Resolutions Las Vegas	NV	138	n/a	Leased
Resolutions Arlington	TX	80	n/a	Leased
Total Sober Living Beds		409
Total Beds		1,348

	State	Locations	IN/OON(2)	Property
Outpatient
San Diego Outpatient	CA	1	OON	Leased
Recovery First Outpatient	FL	1	IN	Leased
Oxford Outpatient Center	MS	3	OON	Owned/Leased
Townsend Outpatient Centers	LA	7	IN	Leased
Sunrise House Outpatient	NJ	1	IN	Owned
Desert Hope Outpatient Center	NV	1	OON	Leased
Solutions Outpatient	NV	1	IN	Leased
Clinical Services of Rhode Island Outpatient	RI	3	IN	Leased
Greenhouse Outpatient	TX	1	OON	Leased
Total Outpatient Facilities		19

(1)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	Facility type reflects the primary payor type of the clients served at the facility: in-network (IN) or out-of-network (OON).
(3)	Residential facilities generally have the ability to provide detox, residential, partial hospitalization and intensive outpatient services.
(4)

In December 2017, we transitioned the 36 residential beds located at our San Diego Addiction Treatment Center into sober living beds in conjunction with the consolidation of our southern California operations.

Sales and Marketing

Sales and marketing supports the development of our brand and advances our comprehensive lead-generation platform. The primary sources of our new clients include:

•

National Sales Force. We deploy and manage a sales force of approximately 70 representatives nationwide that focuses primarily on marketing to hospitals, other treatment facilities, employers, unions, alumni and employee assistance programs. In addition, our varied facilities located across the United States allow us to reach a broad audience of potential clients and their families and build a nationally recognized brand. This nationally branded, multi-channel approach has helped increase our number of admitted residential clients from 11,849 in 2016 to 12,299 in 2017, an increase of 3.8%.

•

Internet, Television and Print Advertising. Advertising through various media represents another important opportunity to obtain new clients as well as to develop our national brand. We operate a broad portfolio of internet assets that service millions of website visits each month. Through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities, our addiction-related websites such as Rehabs.com and Recovery.org serve families and individuals who are struggling with addiction and seeking treatment options. Additionally, we continue to pursue advertising opportunities in television commercials, radio spots, newspaper articles, medical journals and other print media that promote our facilities and have the intent to build our integrated, national brand.

•

Recommendations by Alumni. We often receive new clients who were directly referred to our facilities by our alumni, as well as their friends and families. As our national brand continues to grow and our business continues to increase, we believe our alumni will become an increasingly important source of business for us.

Call Center Operations

We maintain a 24 hours per day, seven days per week call center. Our centralized call center is situated at our corporate headquarters in Brentwood, Tennessee, and focuses on enrolling clients identified by our sales and marketing activities. As part of its role, the call center team conducts benefits verification, handles initial communication with insurance companies, completes client assessments, begins the pre-certification process for treatment authorization, chooses the proper treatment facility for the client’s clinical and financial needs and assists clients with arrangements and logistics.

Professional Groups

We are affiliated with groups of physicians and mid-level service providers that provide certain professional services to our clients through professional services agreements with certain of our treatment facilities (the “Professional Groups”). Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility. The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates. Each of the professional services agreements has a term of five years and will automatically renew for additional one year periods. For additional information related to the Professional Groups, see Note 2 to our consolidated financial statements included elsewhere in this report.

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

The market for mental health and substance abuse treatment facilities is highly fragmented with approximately 10,000 different companies providing services to the adult and adolescent population, of which only 35% are operated by for-profit organizations. Our residential treatment facilities compete with several national competitors and many regional and local competitors. Some of our competitors are government entities that are supported by tax revenue, and others are non-profit entities that are primarily supported by endowments and charitable contributions. We do not receive financial support from these sources. Some larger companies in our industry compete with us on a national scale and offer substance use treatment services among other behavioral healthcare services. To a lesser extent, we also compete with other providers of substance use treatment services, including other inpatient behavioral healthcare facilities and general acute care hospitals.

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

Regulatory Matters

Overview

Substance abuse treatment providers are regulated extensively at the federal, state and local levels. In order to operate our business and obtain reimbursement from third-party payors, we must obtain and maintain a variety of licenses, permits, certifications and accreditations. We must also comply with numerous other laws and regulations applicable to the provision of substance abuse disorder services. Our facilities are also subject to periodic on-site inspections by the regulatory and accreditation agencies in order to determine our compliance with applicable requirements.

The laws and regulations that affect substance abuse treatment providers are complex and change frequently. We must regularly review our organization and operations and make changes as necessary to comply with changes in the law or new interpretations of laws or regulations. In recent years, significant public attention has focused on the healthcare industry, including attention to the conduct of industry participants and the cost of healthcare services. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts relating to the healthcare industry. The ongoing investigations relate to, among other things, referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other healthcare providers. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity.

While we believe we are in substantial compliance with all applicable laws and regulations, and we are not aware of any material pending or threatened investigations involving allegations of wrongdoing, there can be no assurances of compliance. Compliance with such laws and regulations may be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from government health programs.

Licensure, Accreditation and Certification

All of our substance abuse treatment facilities are licensed under applicable state laws where licensure is required. Licensing requirements vary significantly depending upon the state in which a facility is located and the types of services provided. The types of licensed services that our facilities provide include medical detox, residential, partial hospitalization, intensive outpatient, outpatient treatment, ambulatory detox and community housing. In addition, our employed case managers, therapists, nurses, medical providers and technicians may be subject to individual state license requirements.

Our facilities that store and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration (“DEA”) and abide by DEA regulations regarding controlled substances. Each of our substance abuse treatment facilities has obtained or is in the process of obtaining accreditation from CARF and/or The Joint Commission, which are the primary accreditation bodies in the substance abuse treatment industry. This type of accreditation program is intended to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. CARF and The Joint Commission require an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is granted for a specified period, typically ranging from one to three years, and renewals of accreditation require completion of a renewal application and an on-site renewal survey.

The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that laboratory testing services are accurate, reliable and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. A CLIA certificate of waiver is maintained by each of our treatment facilities that only perform the types of tests waived under CLIA, such as point-of-care drug analysis, glucose monitoring and pregnancy testing.

Our Brentwood, Tennessee, clinical laboratory facility and our Slidell, Louisiana laboratory facility both perform high complexity testing. Both laboratories hold a CLIA certificate of accreditation, certifying them for complex testing, and are therefore required to meet more stringent requirements than laboratories performing less complex testing. We are regularly subject to survey and inspection to assess compliance with program standards. Both labs that perform high complexity testing are also accredited by the Commission on Office Laboratory Accreditation (“COLA”) and participate in the College of American Pathologists (“CAP”) proficiency program.

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

We believe that all of our facilities and programs are in substantial compliance with current applicable state and local licensure, certification and accreditation requirements. Periodically, state and local regulatory agencies, as well as accreditation entities, conduct surveys of our facilities, and may find from time to time that a facility is not in full compliance with all of the accreditation standards. Upon receipt of any such finding, the facility will submit a plan of correction and remedy any cited deficiencies.

FDA Laws and Regulations

The Food and Drug Administration (“FDA”) has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing. A number of esoteric tests we develop internally are offered as laboratory developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs but exercises enforcement discretion in not mandating FDA approval for most LDTs performed by high complexity CLIA certified laboratories. The FDA released draft guidance in 2014 that would increase regulation of LDTs but has indefinitely delayed finalizing the guidance.

Fraud, Abuse and Self-Referral Laws

We do not currently bill or accept payments from Medicare or Medicaid. Therefore, our operations are generally not impacted by the anti-kickback provisions of the Social Security Act, commonly known as the Anti-Kickback Statute, or the federal prohibition on physician self-referrals, commonly referred to as the Stark Law. However, we are in the process of enrolling our laboratories in Medicare and Medicaid, and we intend to acquire other providers, including those that participate in Medicare or Medicaid. For example, upon the closing of our pending acquisition of AdCare, we will provide services to patients under Medicare and Medicaid. As a result, we anticipate these restrictions will affect our operations in the future.

The Anti-Kickback Statute prohibits the payment, receipt, offer or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under federal healthcare programs. The Stark Law prohibits physicians from referring Medicare and Medicaid patients to healthcare providers that furnish certain designated health services, including laboratory services and inpatient and outpatient hospital services, if the physicians or their immediate family members have ownership interests in, or other financial arrangements with, the healthcare providers. Many states have anti-kickback and physician self-referral prohibitions similar to the federal statutes and regulations. Some of these state laws are drafted broadly to cover all payors (i.e., not restricted to Medicare and other federal healthcare programs), and they often lack interpretative guidance. A violation of these laws could result in a prohibition on billing payors for such services, an obligation to refund amounts received, or civil or criminal penalties and could adversely affect the state license of any program or facility found to be in violation.

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

One of the most prominent of these laws is the federal False Claims Act (“FCA”) which may be enforced by the federal government directly or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim, after considering 2018 updates to such penalties. These and certain other civil monetary penalties will increase annually based on updates to the consumer price index.

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

Although we believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws, regulations and standards defining proper billing, coding and claim submission are complex and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure that the government or a payor will regard such errors as inadvertent and not in violation of the applicable false claims act laws or related statutes.

Privacy and Security Requirements

There are numerous federal and state regulations that address the privacy and security of client health information. In particular, federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 (known as the “Part 2 Regulations”) restrict the disclosure of, and regulate the security of, client identifiable information related to substance abuse and apply to any of our facilities that receive federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), extensively regulates the use and disclosure of individually identifiable health information (known as “protected health information”) and requires covered entities, which include most health providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations and the Part 2 Regulations also require our substance abuse treatment programs and facilities to impose compliance obligations by written agreement on certain contractors to whom our programs disclose client information known as “business associates.” Covered entities may be subject to penalties as a result of a business associate violating HIPAA privacy and security regulations if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to liability under the HIPAA privacy and security regulations. In instances where our programs act as a business associate to a covered entity, there is the potential for additional liability beyond the program’s covered entity status.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”), and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information without regard to whether there is a low probability of the information being compromised.

After considering 2018 updates to penalty amounts, violations of the HIPAA privacy and security regulations may result in civil penalties of up to $55,910 per violation for a maximum civil penalty of $1,677,299 in a calendar year for violations of the same requirement. These penalties will increase annually based on updates to the consumer price index. HIPAA also provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. HHS is required to impose penalties for violations resulting from willful neglect and to perform compliance audits.

Our programs remain subject to any privacy-related federal or state laws that are more restrictive than the HIPAA privacy and security regulations. These laws vary by state and could impose additional requirements and penalties. For example, some states impose restrictions on the use and disclosure of health information pertaining to mental health or substance abuse treatment. The Federal Trade Commission also uses its consumer protection authority to initiate enforcement actions in response to data breaches or other privacy or security lapses.

We enforce a health information privacy and security compliance plan, which we believe complies with the HIPAA privacy and security regulations and other applicable requirements. We may be required to make operational changes to comply with revisions made to the Part 2 Regulations that generally became effective on February 2, 2018.

Mental Health Legislation and Reform Efforts

The regulatory framework in which we operate is constantly changing. For example, the Mental Health Parity and Addiction Equity Act of 2008 (“MHPAEA”), is a federal parity law that requires large group health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial requirements and treatment limitations of coverage offered for other illnesses. The scope of coverage offered by health plans must comply with federal and state laws and must be consistent with generally recognized independent standards of current medical practice. The MHPAEA also contains a cost exemption that operates to temporarily exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

The 21st Century Cures Act (“Cures Act”), enacted in 2016, requires development of an action plan for enhanced enforcement of mental health parity requirements and additional compliance guidance for health plans regarding coverage under parity laws. Among other initiatives aimed at improving care for people with mental health and substance use disorders, the Cures Act includes provisions intended to increase the healthcare workforce dedicated to such treatment and expand programs that divert people with mental health and substance use disorders toward alternatives to incarceration. However, the impact of the Cures Act largely depends on its implementation by agencies such as HHS and on future appropriations by Congress.

Over the last decade, the U.S. Congress and certain state legislatures have passed a large number of laws intended to result in extensive change to the healthcare industry. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively known as the Affordable Care Act, is the most prominent of these legislative reform efforts. It resulted in reforms to the health insurance market and expansion of public program coverage, among other changes. As currently structured, the law requires all non-grandfathered small group and individual market health plans to cover ten essential health benefit categories, which currently include substance abuse addiction and mental health disorder services.

The Affordable Care Act poses both opportunities and risks for us but, overall, the expansion of health insurance coverage under the law has been beneficial for the substance abuse treatment industry. However, the overall and continued impact of the Affordable Care Act is difficult to determine, as the presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and its interpretation. For example, in October 2017, the president signed an executive order directing agencies to relax limits on certain health plans, potentially allowing for fewer plans that adhere to specific Affordable Care Act coverage mandates. Further, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate that was established by the Affordable Care Act.

Health Planning and Certificates of Need

The construction of new healthcare facilities, the expansion, transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require prior approval by state regulatory agencies under certificate of need (“CON”) or determination of need (“DON”) laws. These laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Review of CON or DON applications and other healthcare planning initiatives may be lengthy and may require public hearings. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license.

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

Local Land Use and Zoning

Municipal and other local governments may also regulate our treatment programs. Many of our facilities must comply with zoning and land use requirements in order to operate. For example, local zoning authorities regulate not only the physical properties of a healthcare facility, such as its height and size, but also the location and activities of the facility. In addition, community or political objections to the placement of treatment facilities can result in delays in the land use permit process and may prevent the operation of facilities in certain areas.

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. Like other providers of healthcare-related services, we could be subject to claims that our services have resulted in injury to our clients or had other adverse effects. In addition, resident, visitor and employee injuries could also subject us to the risk of litigation. While we believe that quality care is provided to our clients and that we substantially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our financial condition. See Item IA, Risk Factors — “As a provider of treatment services, we are subject to governmental investigations and potential claims and legal actions by clients, employees and others, which may increase our costs and have a material adverse effect on our business, financial condition results of operations and reputation.”

We maintain commercial insurance coverage for general liability claims with a $50,000 deductible and professional liability claims with a $150,000 deductible, a primary $1.0 million per claim limit and an annual aggregate primary limit of $3.0 million with umbrella coverage for an aggregate $20.0 million limit.

Compliance Programs

Compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. To this end, we have established a compliance program that monitors our regulatory compliance procedures and policies at our facilities and throughout our business. Our executive management team is responsible for the oversight and operation of our compliance program. We provide periodic and comprehensive training programs to our personnel, which are intended to promote the strict observance of our policies designed to ensure compliance with the statutes and regulations applicable to us.

On October 21, 2016, certain of our subsidiaries, AAC (formerly known as Forterus, Inc.), Forterus Health Care Services, Inc., and ABTTC, Inc. (the “Defendants”), agreed to the entry of a Permanent Injunction and Final Judgment (the “PIFJ”) with the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the Attorney General of the State of California (“BMFEA”). Pursuant to the terms of the PIFJ, we were required to, among other things, (i) institute a three-year compliance program (the “California Compliance Program”) with respect to our California facilities that includes maintaining or developing and implementing certain policies and procedures to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of our Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program and (iii) establish an oversight committee of the Board of Directors, or a committee of the Board of Directors, to review the adequacy and responsiveness of the California Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, the Defendants are required to retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care.

Environmental, Health and Safety Matters

We are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical and pharmaceutical waste products generated at our facilities, the presence of other hazardous substances in the indoor environment and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety, including the safety of workers who may be exposed to blood-borne pathogens such as HIV, the hepatitis B virus and the hepatitis C virus. Our laboratory and some of our treatment facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our clients and in connection with performing laboratory tests. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws that establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations. Management believes that our operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations at our facilities, including our laboratory, have not been material. See Item 1A, Risk Factors — “We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.”

Employees

As of December 31, 2017, we employed approximately 2,100 people. Employees at the Sunrise House facility in New Jersey are part of the Health Professionals and Allied Employees (“HPAE”) labor union. From May 23, 2017 to July 5, 2017, the Sunrise House facility was temporarily not serving clients as a result of an employee strike at that location. On June 14, 2017, a settlement was reached with HPAE, and Sunrise House began readmitting clients on July 5, 2017. As a result of our Sunrise House facility entering into a three-year collective bargaining agreement with the HPAE on June 14, 2017, a majority of our employees at Sunrise House are now represented by a collective bargaining agreement. None of our other employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

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

Risks Related to Our Business

Our revenue, profitability and cash flows could be materially adversely affected if we are unable to operate certain key treatment facilities, our corporate office or our laboratory facilities.

We derive a significant portion of our revenue from four treatment facilities located in California, Florida, Nevada and Texas. These treatment facilities accounted for 51% of our total revenue in 2017. It is likely that a small number of facilities will continue to contribute a significant portion of our total revenue in any given year for the foreseeable future. Additionally, we have a centralized corporate office that houses our accounting, billing and collections, information technology, and call center departments, centralized marketing offices and two high complexity laboratory facilities that conduct quantitative drug testing and other laboratory services. If any event occurs that results in a complete or partial shutdown of any of these facilities, our centralized corporate office, our centralized marketing offices or two laboratory facilities, including, without limitation, any material changes in legislative, regulatory, economic, environmental or competitive conditions in these states or natural disasters such as hurricanes, earthquakes, tornadoes or floods or prolonged airline disruptions due to a natural disaster or for any reason, such event could lead to decreased revenue and/or higher operating costs, which could have a material adverse effect on our revenue, profitability and cash flows.

We rely on our multi-faceted sales and marketing program to continuously attract and enroll clients in our network of facilities. Any disruption in our national sales and marketing program could have a material adverse effect on our business, financial condition and results of operations.

We believe our national sales and marketing program provides us with a competitive advantage compared to treatment facilities that primarily target local geographic areas and use fewer marketing channels to attract clients. If any disruption occurs in our national sales and marketing program for any reason, or if we are unable to effectively attract and enroll new clients to our network of facilities, our ability to maintain census could be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working and referral relationships with hospitals, other treatment facilities, employers, alumni, employee assistance programs and other referral sources. We have no binding commitments with any of these referral sources. We may not be able to maintain our existing referral relationships or develop and maintain new relationships in existing or new markets. Negative changes to our existing referral relationships may cause the number of people to whom we provide services to decline, which may adversely affect our revenue. Also, if we fail to develop new referral relationships, our growth may be restrained.

Third-party payors could reduce their reimbursement rates or otherwise restrain our ability to obtain or provide services to clients, which could adversely impact our business, financial condition and results of operation. This risk is heightened because we are generally an “out-of-network” provider.

Managed care organizations and other third-party payors pay for the services that we provide to many of our clients. For 2017, approximately 92.3% of our revenue was reimbursable by third-party payors, including amounts paid by such payors to clients, with the remaining portion payable directly by our clients. If any of these third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, financial condition and results of operations may be materially adversely affected.

In addition to limits on the amounts payors will pay for the services we provide to their members, controls imposed by third-party payors designed to reduce admissions and the length of stay for clients, including preadmission authorizations and utilization review, have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a client by third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill clients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these controls and changes could have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of substance use treatment services covered by third-party commercial payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

Third-party payors often use plan structures, such as narrow networks or tiered networks, to encourage or require clients to use in-network providers. In-network providers typically provide services through third-party payors for a negotiated lower rate or other less favorable terms. Third-party payors generally attempt to limit use of out-of-network providers by requiring clients to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, third-party payors have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from clients to out-of-network providers (i.e., sending payments directly to clients instead of to out-of-network providers), capping out-of-network benefits payable to clients, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. The majority of third-party payors consider certain of our facilities to be “out-of-network” providers. If third-party payors impose further restrictions on out-of-network providers, our revenue could be threatened, forcing our facilities to participate with third-party payors and accept lower reimbursement rates compared to our historic reimbursement rates.

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

If we overestimate the reimbursement amounts that payors will pay us for out-of-network services performed, it would increase our revenue adjustments, which could have a material adverse effect on our revenue, profitability and cash flows and lead to significant shifts in our results of operations from quarter to quarter that may make it difficult to project long-term performance.

For out-of-network services, we recognize revenue from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. A significant or sustained decrease in our collection rates could have a material adverse effect on our operating results. There is no assurance that we will be able to maintain or improve historical collection rates in future reporting periods.

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If our actual collections either exceed or are less than the net realizable value estimates, we will record a revenue adjustment, either positive or negative, for the difference between our estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. A significant negative revenue adjustment could have a material adverse effect on our revenue, profitability and cash flows in the reporting period in which such adjustment is recorded. In addition, if we record a significant revenue adjustment, either positive or negative, in any given reporting period, it may lead to significant changes in our results from operations from quarter to quarter, which may limit our ability to make accurate long-term predictions about our future performance.

Certain third-party payors account for a significant portion of our revenue, and the reduction of reimbursement rates or coverage of services by any such payor could have a material adverse effect on our revenue, profitability and cash flows.

For the year ended December 31, 2017, approximately 11% of our revenue came from Anthem Blue-Cross Blue-Shield of Nevada, 11% came from Blue-Cross Blue-Shield of Texas and 10% came from Blue-Cross Blue-Shield of Florida. No other payor accounted for more than 10% of our revenue for the year ended December 31, 2017. For the year ended December 31, 2016, approximately 11% of our revenue came from Anthem Blue-Cross Blue-Shield of Florida, 10% came from Blue-Cross Blue-Shield of Texas and 10% came from Aetna. No other payor accounted for more than 10% of our revenue for the year ended December 31, 2016. As reflected for the periods above, these more significant payors can also change from year to year. If any of these or other third-party payors reduce their reimbursement rates for the services we provide or otherwise implement measures, such as specialized networks, that reduce the payments we receive, our revenue, profitability and cash flows could be materially adversely affected.

A deterioration in the collectability of the accounts receivables could have a material adverse effect on our business, financial condition and results of operations.

Collection of receivables from third-party payors and clients is critical to our operating performance. Our primary collection risks are (i) the risk of overestimating our net revenue at the time of billing, which may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) in certain states, the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client and (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner. Additionally, our ability to hire and retain experienced personnel affects our ability to bill and collect accounts in a timely manner. We establish our provision for doubtful accounts based on the aging of the receivables and taking into consideration historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. At December 31, 2017, our allowance for doubtful accounts increased to approximately 38% of our accounts receivable balance as of such date from 24% as of December 31, 2016, with two commercial payors each representing in excess of 10% of the accounts receivable balance as of December 31, 2017. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the client accounts and adjust our allowances as warranted. Significant changes in business operations, payor mix or economic conditions, including changes resulting from legislation or other health reform efforts, including efforts, (including to repeal or significantly change the Affordable Care Act), could affect our collection of accounts receivable, cash flows and results of operations. In addition, increased client concentration in states that permit commercial insurance companies to pay out-of-network claims directly to the client instead of the provider, such as California and Nevada, could adversely affect our collection of receivables. Increases in our provision for doubtful accounts or unexpected changes in reimbursement rates by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our information systems and failure to effectively integrate, manage and keep our information systems secure could disrupt our operations and have a material adverse effect on our business.

Our business depends on effective and secure information systems that assist us in, among other things, admitting clients to our facilities, monitoring census and utilization, processing and collecting claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls and maintaining operational efficiencies. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. Our facilities also depend upon our information systems for electronic medical records, accounting, billing, collections, risk management, payroll and other information. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to process transactions and produce timely and accurate reports could be adversely affected.

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions and increases in administrative expenses.

In addition, we could be subject to cybersecurity risks such as a cyber-attack that bypasses our information technology security systems and other security incidents that result in security breaches, including the theft, loss or misappropriation of individually identifiable health information subject to HIPAA and other privacy and security laws, proprietary business information or other confidential or personal data. Such an incident could disrupt our information technology business systems, impede clinical operations, cause us to incur significant investigation and remediation expenses, and subject us to litigation, government inquiries, penalties and reputational damages. Information security and the continued development, maintenance and enhancement of our safeguards to protect our systems, data, software and networks are a priority for us. As security threats continue to evolve, we may be required to expend significant additional resources to modify and enhance our safeguards and investigate and remediate any information security vulnerabilities. Cyber-attacks may also impede our ability to exercise sufficient disclosure controls. If we are subject to cyber-attacks or security breaches, our business, financial condition and results of operations could be adversely impacted.

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

An element of our business strategy is to grow by acquiring other companies and assets in the mental health and substance abuse treatment industry. We evaluate potential acquisition opportunities consistent with the normal course of our business. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties, our ability to finance the purchase price and our ability to obtain any licenses or other approvals required to operate the assets to be acquired. We may not be successful in identifying and consummating suitable acquisitions, which may impede our growth and negatively affect our results of operations, and may also require a significant amount of management resources. In addition, rapid growth through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

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

The integration of acquisitions with our operations could be expensive, require significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, without limitation, consistencies in business standards, procedures, policies, business cultures, internal controls and compliance. In addition, certain acquisitions require a capital outlay, and the return we achieve on such invested capital may be less than the return that we could achieve on other projects or investments.

Benefits may not materialize. When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from potential cost savings and revenue improvement opportunities is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Such uncertainties may include changes to regulations impacting the substance abuse treatment and behavioral healthcare industries, reductions in reimbursement rates from third-party payors, operating difficulties, difficulties obtaining required licenses and permits, client preferences, changes in competition and general economic or industry conditions. If we do not achieve our expected results, it may adversely impact our results of operations.

Assumptions of unknown liabilities. Businesses that we acquire may have unknown or contingent liabilities, including, without limitation, liabilities for failure to comply with healthcare laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities for at least a portion of these matters, we may experience difficulty enforcing those indemnification obligations, or we may incur material liabilities in excess of any indemnification for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business.

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

Managing growth. Some of the facilities we have acquired or may acquire in the future had or may have significantly lower operating margins than the facilities we operated prior to the time of our acquisition thereof or had or may have operating losses prior to such acquisition. If we fail to improve the operating margins of the facilities we acquire, operate such facilities profitably or effectively integrate the operations of acquired facilities, our results of operations could be negatively impacted.

Our level of indebtedness could adversely affect our ability to meet our obligations, react to changes in the economy or our industry and to raise additional capital to fund our operations.

As of December 31, 2017, we had total debt of $207.4 million outstanding. We have historically relied on debt financing to partially fund our acquisitions, de novo projects and facility expansions, and we expect such debt financing needs to continue. A summary of the material terms of our indebtedness can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Our operating flexibility is limited in significant respects by the restrictive covenants in our credit facility, and we may be unable to comply with all covenants in the future.

On June 30, 2017, the Company entered into a senior secured credit agreement with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto (the “2017 Credit Facility”). Our 2017 Credit Facility imposes restrictions that could impede our ability and our subsidiaries’ ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions limit our ability to, among other things:

•	incur or guarantee additional debt;
•	pay dividends on our capital stock;
•	redeem, repurchase, retire or otherwise acquire any of our capital stock;
•	enter into leases, including those in connection with sale-leaseback transactions;
•	make certain payments or investments;
•	create liens on our assets;
•	make any substantial change in the nature of our business as it is currently conducted; and
•	merge or consolidate with other companies or transfer all or substantially all of our assets.

In addition, our 2017 Credit Facility requires us to meet a senior leverage ratio financial covenant and may preclude additional borrowings. This restriction may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our 2017 Credit Facility also contains cross-default and cross-acceleration provisions that would apply to other material indebtedness we may have. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted any waivers or amendments to the 2017 Credit Facility if for any reason we are unable to comply with the terms of the 2017 Credit Facility in the future. The breach of any of these covenants or restrictions could result in a default under the 2017 Credit Facility, which could result in the acceleration of our debt. In the event of an acceleration of our debt, we could be forced to apply all available cash flows to repay such debt and could be forced into bankruptcy or liquidation.

We will need additional financing to execute our long-term business plan and fund operations, at which time additional financing may not be available on reasonable terms or at all.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our acquisition strategy and potentially reduce or even cease operations.

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
•

the possibility of changes to comprehensive zoning plans or zoning regulations that imposes additional restrictions on use or requirements, which could impact our expansion into otherwise suitable geographic markets;

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
•

the costs of evaluating new markets, hiring experienced local physicians, management and staff and opening new facilities, and the time lags between these activities and the generation of sufficient revenue to support the costs of the expansion; and

•	our ability to finance de novo expansion and possible dilution to our existing stockholders if our common stock is used as consideration.

As a result of these and other risks, there can be no assurance that we will be able to develop de novo treatment facilities or that a de novo treatment facility will become profitable and such expansion could expose us to liabilities or loss.

Our ability to maintain census is dependent on a number of factors outside of our control, and if we are unable to maintain census, our business, results of operations and cash flows could be materially adversely affected.

Our revenue is directly impacted by our ability to maintain census. These metrics are dependent on a variety of factors, many of which are outside of our control, including our referral relationships, average length of stay of our clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry and the decisions of our clients to seek and commit to treatment. A significant decrease in census could materially adversely affect our revenue, profitability and cash flows due to fewer or lower reimbursements received and the additional resources required to collect accounts receivable and to maintain our existing level of business.

Given the client-driven nature of the substance abuse treatment sector, our business is dependent on clients seeking and committing to treatment. Although increased awareness and de-stigmatization of substance abuse treatment in recent years has resulted in more people seeking treatment, the decision of each client to seek treatment is ultimately discretionary. In addition, even after the initial decision to seek treatment, our clients may decide at any time to discontinue treatment and leave our facilities against the advice of our physicians and other treatment professionals. For this reason, among others, average length of stay can vary among periods without correlating to the overall operating performance of our business. If clients or potential clients decide not to seek treatment or discontinue treatment early, census could decrease and, as a result, our business, financial condition and results of operations could be adversely affected.

As a provider of treatment services, we are subject to governmental investigations and potential claims and legal actions by clients, employees and others, which may increase our costs and have a material adverse effect on our business, financial condition results of operations and reputation.

Given the addiction and mental health issues of clients and the nature of the services provided, the substance abuse treatment industry is heavily regulated by governmental agencies and involves significant risk of liability. We and others in our industry are exposed to the risk of governmental investigations and lawsuits or other claims against us and our physicians and other professionals arising out of our day to day business operations, including, without limitation, client treatment at our facilities and relationships with healthcare providers that may refer clients to us. Addressing any investigation, lawsuit or other claim may distract management and divert resources, even if we ultimately prevail. Regardless of the outcome of any such investigation, lawsuit or claim, the publicity and potential risks associated with the investigation, lawsuit or claim could harm our reputation or the reputation of our management and negatively impact the perception of the Company by clients, investors or others and could have a materially adverse impact on our financial condition and results of operations. Fines, restrictions, penalties and damages imposed as a result of an investigation or a successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. Our insurance premiums have increased year over year, and insurance coverage may not be available at a reasonable cost in the future, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

We are also subject to potential medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience, our insurance coverage is adequate considering the claims arising from the operation of our facilities. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future or if payments of claims exceed our estimates or are not covered by our insurance, they could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry where competition may lead to declines in client volumes and an increase in labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

The substance abuse treatment industry is highly competitive, and competition among substance abuse treatment providers (including behavioral healthcare facilities) for clients has intensified in recent years. There are behavioral healthcare facilities that provide substance abuse and other mental health treatment services comparable to at least some of the services offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by nonprofit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes. If our competitors are better able to attract clients, expand services or obtain favorable participation agreements with third-party payors, we may experience a decline in client volume, which could have a material adverse effect on our business, financial condition and results of operations.

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

Increased labor union activity is another factor that could adversely affect our labor costs. A labor union, HPAE, represents our employees at Sunrise House. As a result, with respect to our Sunrise House facilities, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. Although we are not aware of any union organizing activity at any of our other facilities, we are unable to predict whether any such activity will take place in the future.

We depend heavily on key executives and other key management personnel, and the departure of one or more of our key executives or other key management personnel could have a material adverse effect on our business, financial condition and results of operations.

The expertise and efforts of our key executives, including our chief executive officer, and other management personnel are critical to the success of our business. We do not currently have employment agreements or non-compete covenants with any of our key executives. The loss of the services of one or more of our key executives could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities. Furthermore, if one or more of our key executives were to terminate employment with us and engage in a competing business, we would be subject to increased competition, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act in the course of preparing our consolidated financial statements. If we are unable to maintain effective internal control over financial reporting, we may be unable to report our financial information on a timely basis, or may suffer adverse regulatory consequences or violations of New York Stock Exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements is also likely to suffer if we report a material weakness in our internal control over financial reporting. In addition, we have incurred and will continue to incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act, including increased auditing and legal fees.

Risks Related to Regulatory Matters

If we fail to comply with the extensive laws and government regulations impacting our industry, we could suffer penalties, be the subject of federal and state investigations or be required to make significant changes to our operations, which may reduce our revenue, increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure, certification and accreditation of substance use treatment services;
•	licensure, CLIA certification and accreditation of laboratory services;
•	handling, administration and distribution of controlled substances;
•	necessity and adequacy of care and quality of services;
•	licensure, certification and qualifications of professional and support personnel;
•	referrals of clients and permissible relationships with physicians and other referral sources;
•

claim submission and collections, including penalties for the submission of, or causing the submission of, false, fraudulent or misleading claims and the failure to repay overpayments in a timely manner;

•	consumer protection issues and billing and collection of client-owed accounts issues;
•	communications with clients and consumers;
•	privacy and security of health-related information, client personal information and medical records;
•	physical plant planning, construction of new facilities and expansion of existing facilities;
•	activities regarding competitors;
•	FDA laws and regulations related to drugs and medical devices;
•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;
•	health and safety of employees;
•	handling, transportation and disposal of medical specimens and infectious and hazardous waste; and
•	corporate practice of medicine, fee-splitting, self-referral and kickback prohibitions.

Failure to comply with these laws and regulations could result in the imposition of significant civil or criminal penalties, loss of license or certification or require us to change our operations, any of which may have a material adverse effect on our business, financial condition and results of operations. Both federal and state government agencies as well as commercial payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations.

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

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing client privacy and security concerns. In particular, the Part 2 Regulations restrict the disclosure, and regulate the security, of client identifiable information related to substance abuse. These requirements apply to any of our facilities that receive federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. In addition, the federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive requirements on the use and disclosure of protected health information and to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to their health information and impose substantial administrative obligations on our facilities, including the requirement to enter into written agreements with contractors, known as business associates, to whom our programs disclose protected health information. We may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be our agent. Covered entities must notify individuals, HHS and, in some cases, the media of breaches involving unsecured protected health information. HHS and state attorneys general are authorized to enforce these regulations. Violations of the HIPAA privacy and security regulations may result in significant civil and criminal penalties, and data breaches and other HIPAA violations may give rise to class action lawsuits by affected clients under state law.

Our programs remain subject to any privacy-related federal or state laws that are more restrictive than the HIPAA privacy and security regulations. These laws vary by state and may impose additional requirements and penalties. For example, some states impose strict restrictions on the use and disclosure of health information pertaining to mental health or substance abuse. Further, most states have enacted laws and regulations that require us to notify affected individuals in the event of a data breach involving individually identifiable information. In addition, the Federal Trade Commission may use its consumer protection authority to initiate enforcement actions in response to data breaches or other privacy or security lapses.

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

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste and abuse, including $10 million for each of federal fiscal years 2018 through 2020. From time to time, the HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Although we do not currently bill Medicare or Medicaid for substance use treatment services, there is a risk that specific investigation initiatives could be expanded to include our treatment facilities or laboratory services. In addition, increased government enforcement activities, even if not directed towards our treatment facilities or laboratories, also increase the risk that our facilities, physicians and other clinicians furnishing services in our facilities, or our executives and directors, could be named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations. Any governmental investigations, private litigation or other legal proceedings involving any of our facilities or laboratories, our executives or our directors, even if we ultimately prevail, could result in significant expense, adversely affect our reputation or profitability and materially adversely affect our financial condition and results of operation. In addition, we may be required to make changes in our laboratory or other substance use treatment services as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

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

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth or limit us from taking advantage of opportunities presented and could have a material adverse effect on our business, financial condition and results of operations. Adverse changes in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on the use of, or requirements applicable to, our facilities may affect our ability to operate our existing facilities or acquire new facilities, which may adversely affect our results of operations and profitability.

We are subject to uncertainties regarding the direction and impact of healthcare reform efforts, particularly efforts to repeal or significantly modify the Affordable Care Act.

The healthcare industry is subject to changing political, regulatory, scientific and technological changes, which have resulted and may continue to result in initiatives intended to reform the industry. The most prominent of recent efforts, the Affordable Care Act, as currently structured, provides for increased access to coverage for healthcare and seeks to reduce healthcare-related expenses. Among other mandates, it requires all new small group and individual market health plans to cover ten essential health benefit categories, which currently include substance abuse addiction and mental health disorder services. However, efforts by the presidential administration and certain members of Congress to repeal or make fundamental changes to the Affordable Care Act, its implementation and/or its interpretation have cast significant uncertainty on the future of the law. For example, in 2017, Congress eliminated the penalties associated with the individual mandate, effective January 2019, which may affect rates of insurance coverage. We are unable to predict the full impact of the Affordable Care Act and related regulations or the impact of its repeal or modification on our operations in light of the uncertainty regarding whether or how the law will be changed, what alternative reforms, if any, may be enacted or what other actions may be taken. Any government efforts related to health reform may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Moreover, the general uncertainty of health reform efforts, particularly if Congress elects to repeal provisions of the Affordable Care Act but delays the implementation of repeal or fails to enact replacement provisions at the time of repeal, may negatively impact our payment sources or demand for our services.

The expansion of health insurance coverage under the Affordable Care Act has been beneficial to the substance abuse treatment industry. This is due, in part, to higher demand for treatment services, which resulted from the requirement that small group and individual market plans comply with the requirements of the Mental Health Parity and Addiction Equity Act of 2008, which previously applied only to group health plans and group insurers. The 21st Century Cures Act requires development of an action plan for enhanced enforcement of mental health parity requirements and additional guidance for health plans regarding compliance with parity laws. Increased demand for treatment services may bring new competitors to the market, some of which may be better capitalized and have greater market penetration than we do. In addition, we expect increased demand for substance use treatment services to increase the demand for case managers, therapists, medical technicians and others with clinical expertise in substance abuse treatment, which may make it more difficult to adequately staff our substance abuse treatment facilities and could significantly increase our costs in delivering treatment, which may adversely affect both our operations and profitability.

One of the many impacts of the Affordable Care Act and subsequent legislation has been a dramatic increase in payment reform efforts by federal and state government payors as well as commercial payors. These efforts take many forms, including the growth of accountable care organizations, pay-for-performance bonus arrangements, partial capitation arrangements and the bundling of services into a single payment. One result of these efforts is that more risk of the overall cost of care is being transferred to providers. As institutional providers and their affiliated physicians assume more risk for the cost of care, we expect more services to be furnished within provider networks that are formed for these types of payment arrangements. Our ability to compete and to retain our traditional sources of clients may be adversely affected by our exclusion from such networks or our inability to be included in such networks.

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

The construction of new healthcare facilities, the expansion, transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require a determination of public need and prior approval by state regulatory agencies under CON laws or other healthcare planning initiatives. Review of CONs and similar proposals may be lengthy and may require public hearings. States in which we now or may in the future operate may require CONs under certain circumstances not currently applicable to us or may impose standards and other health planning requirements upon us. Violation of these state laws and our failure to obtain any necessary state approval could:

•	result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement; or
•

result in the revocation of a facility’s license or imposition of civil or criminal penalties on us, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

On October 21, 2016, the Defendants, agreed to the entry of the PIFJ with BMFEA relating to the criminal charges filed against the Defendants in connection with the death of a client in 2010 at one of our former locations. Pursuant to the terms of the PIFJ, we were required to, among other things, (i) institute the California Compliance Program with respect to our California facilities that includes maintaining or developing and implementing certain policies and procedures to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of our Chief Compliance Officer; (ii) establish a Compliance Committee composed of the Compliance Officer and senior personnel responsible for overseeing clinical operations to address issues raised by the Compliance Officer in connection with the Compliance Program and (iii) establish an oversight committee of the Board of Directors, or a committee of the Board of Directors, to review the adequacy and responsiveness of the California Compliance Program. In addition, for a period of 30 months following the effective date of the PIFJ, which was October 21, 2016, the Defendants shall retain a qualified independent monitor, appointed by BMFEA after consultation with the Defendants, to assess the effectiveness of the Defendants’ quality control systems and patient care.

Since 2016, we have incurred costs in connection with the implementation of and compliance under the California Compliance Program and PIFJ, and expect to continue to incur, costs in connection with the California Compliance Program and with the PIFJ. The Company has been subject to the California Compliance Program for 16 months and continues to comply with its obligations and interactions with the Compliance Officer. Such efforts will be ongoing during the full term of the California Compliance Program. If we are not able to successfully fulfill our obligations under the California Compliance Program or timely implement recommendations made by the Compliance Officer in connection with the California Compliance Program, the BMFEA may pursue remedies under the PIFJ, including assessment of fines and civil and criminal actions. Should the BMFEA pursue remedies under the PIFJ, we could face significant fines and actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes, could negatively affect our business, financial condition and results of operations.

We are subject to tax liabilities, including federal and state taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” which includes significant changes to the taxation of business entities. These changes include, among others, a reduction in the corporate income tax rate. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

Risks Related to the Acquisition of AdCare

Our pending acquisition of AdCare, Inc. (“AdCare”) is subject to customary closing conditions and regulatory provisions and may not be consummated, and if not consummated under certain circumstances, we may be subject to termination fees under the Purchase Agreement (as defined below).

On September 13, 2017, we announced that we had entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AdCare, AdCare Holding Trust, a Massachusetts business trust (“AdCare Trust”) and AAC Healthcare Network, Inc., one of our wholly owned subsidiaries, to acquire AdCare. Our obligation to complete the acquisition is subject to certain additional customary closing conditions and regulatory provisions. The Purchase Agreement contains certain termination rights, including the possible payment of a Termination Fee (as defined in the Purchase Agreement) to AdCare Trust, if, among other things, we breach any covenant, representation or warranty which prevents the satisfaction of any condition to the obligations of AdCare or AdCare Trust at closing and which has not been waived by AdCare Trust; if AdCare Trust has satisfied all closing conditions and we fail to close the transaction; or if we fail to satisfy certain conditions precedent to obtain any financing to fund the purchase price of the transaction. The acquisition is currently anticipated to close in the next 30 to 60 days, subject to the receipt of certain governmental approvals, financing and customary closing conditions. We cannot assure that the acquisition will be consummated on this timeline or at all.

If we are unable to complete our contemplated acquisition of AdCare, our expected financial results and the market value of our common stock could be adversely affected.

If the contemplated acquisition of AdCare is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our common stock may be adversely affected. Additional risks and uncertainties associated with an inability to complete the transaction include the diversion of the attention of our employees and management due to activities related to the acquisition, which may harm our relationships with our employees, patients, suppliers and other business partners, and may negatively impact our financial condition and results of operations; or may result in negative publicity and a negative impression of us in the investment community.

The failure to successfully integrate AdCare’s business and operations may adversely affect our future results.

We believe that the acquisition of AdCare will result in certain benefits to us, including our ability to provide services to patients under the Medicare and Medicaid programs. However, to realize these anticipated benefits, the business and operations of AdCare must be successfully integrated into our existing business. The success of the acquisition will depend on our ability to realize these anticipated benefits. Other potential difficulties we may encounter as part of the integration process include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of AdCare in a seamless manner that minimizes any adverse impact on our employees, patients, suppliers and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate AdCare’s business that may exceed the costs that we currently anticipate. Accordingly, the contemplated benefits of the pending AdCare acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Risks Related to Our Organization and Structure

Our directors, executive officers and certain employees and their respective affiliates have substantial control over the company and could delay or prevent a change in corporate control.

Our directors, executive officers and certain employees owned, in the aggregate, approximately 33% of our outstanding common stock as of December 31, 2017. Michael T. Cartwright, our Chairman and Chief Executive Officer, and his affiliates owned approximately 21% of our common stock as of December 31, 2017. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our IPO in October 2014, although we could lose that status sooner if our revenue exceeds $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period or if the market value of our common stock held by non-affiliates meets or exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. If some investors find our common stock less attractive because we may rely on these exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A listing of our owned and leased facilities is included in Item 1 of this report under the heading “Facilities.” Additionally, we lease approximately 102,000 square feet of office space located at 200 Powell Place in Brentwood, Tennessee for our corporate headquarters and call center. The initial term of the lease is for ten years, with one option to extend the lease for five years. We also lease laboratory space in Brentwood, Tennessee to perform quantitative drug testing and other laboratory services that support our treatment facilities. Additionally, we lease laboratory space in Slidell, Louisiana that operates as the Townsend in-network laboratory. We believe that these facilities are in good condition and suitable for our present requirements.

Item 3. Legal Proceedings

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information. On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.). On October 26, 2015, the court entered an order consolidating these two described actions into one action. On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim. On July 1, 2016, the court denied the motion to dismiss. On July 14, 2017, the court granted the plaintiffs’ motion for class certification. On December 28, 2017, the parties entered into a settlement term sheet with the plaintiffs’ representatives to memorialize an agreement in principle to settle the litigation. On February 15, 2018, the parties entered into a Stipulation of Settlement, consistent with the December 28, 2017 agreement in principle, that provides for defendants’ payment of an aggregate settlement amount of $25,000,000 (which includes attorneys’ fees to be approved by the court) to establish a settlement fund (the “Settlement Fund”). The Settlement Fund will be funded as follows: (a) defendant Jerrod N. Menz will sell 300,000 shares and contribute the cash derived from such sale(s) to the Settlement Fund; and (b) the Company and individual defendants will pay in cash the difference between the Settlement Fund and the stock component addressed in (a). The Stipulation of Settlement includes the dismissal of all claims against the Company and the individual defendants, a denial by defendants of any wrongdoing and no admission of liability. The settlement is subject to preliminary and final court approval, which cannot be assured. On February 16, 2018, plaintiffs filed a motion for preliminary approval of the settlement and attached the Stipulation of Settlement. That motion is currently pending before the court.

In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct. On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action. On February 14, 2018, the parties agreed on a Stipulation of Settlement that provides for (a) implementation of certain corporate governance enhancements; (b) a mutual exchange of releases and dismissal of the litigation with prejudice; (c) denial by defendants of any wrongdoing and no admission of liability; and (d) payment by the Company of $1,000,000 in attorneys’ fees and costs for the benefit brought to the Company as a result of the litigation. The settlement is subject to preliminary and final court approval, which cannot be assured. On February 15, 2018, plaintiff filed a motion for preliminary approval of the settlement and attached the Stipulation of Settlement. That motion is currently pending before the court.

 The claims presented for the actions pending in Tennessee and Nevada have been presented to the Company’s insurance carriers, which have denied coverage. However, the Company and insurers have continued to discuss the Company’s demand for coverage. The Company, at this time, is unable to predict what, if any, settlement amount will be contributed by its insurance carriers. A discussion of the Company’s litigation settlement expense related to the Tennessee and Nevada actions can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Price Range of Common Stock

Our common stock is listed for trading on the NYSE under the symbol “AAC.” The following table sets forth the high and low sale prices of our common stock as reported by the NYSE during the indicated quarters:

	High	Low
2017
First Quarter	$9.68	$7.05
Second Quarter	$8.99	$5.99
Third Quarter	$13.06	$5.99
Fourth Quarter	$11.94	$7.41

2016
First Quarter	$24.11	$14.36
Second Quarter	$22.91	$17.70
Third Quarter	$24.38	$16.51
Fourth Quarter	$19.98	$6.01

 On February 16, 2018, the closing price of our common stock on the NYSE was $8.32 per share. As of February 16, 2018, there were 451 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock during the period from October 2, 2014 (the day our common stock began trading on the NYSE through December 31, 2017, with the cumulative total return of the S&P 500 Index and the S&P Health Care Index. The S&P 500 Index includes 500 companies representing all major industries. The S&P Health Care Index is a group of 58 companies involved in a variety of healthcare related businesses. The graph assumes $100 invested on October 2, 2014 in our common stock and in each index and assumes reinvestment of dividends, if any. Stock price performance shown in the graph is not necessarily indicative of future stock performance.

	10/2/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017
AAC Holdings, Inc.	$100.00	167.14	103.03	39.14	48.65
S&P 500	$100.00	105.79	105.02	115.04	137.38
S&P 500 Health Care Index	$100.00	108.38	114.03	109.06	130.88

Dividend Policy

The Company has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business, and therefore, we do not anticipate paying cash dividends in the foreseeable future. Any future determination related to the payment of dividends will be made at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant. The Company is also restricted under the terms of its 2017 Credit Facility from declaring or making, or agreeing to declare or make, any dividend on our common stock.

Equity Compensation Plan Information

See Part III, “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2017, the Company had no publicly announced plans or programs to repurchase shares. However, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total number of shares purchased	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
October 1, 2017 through October 31, 2017	5,285	$9.17	—	—
November 1, 2017 through November 30, 2017	—	—	—	—
December 1, 2017 through December 31, 2017	33,512	$9.00	—	—

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data as of the dates and for the periods indicated. AAC Holdings, Inc. was formed as a Nevada corporation on February 12, 2014, and acquired 93.6% of the outstanding shares of common stock of AAC on April 15, 2014 in connection with certain reorganization transactions related to our IPO. As a result of the short-form merger completed in November 2014, AAC is a wholly owned subsidiary of Holdings. Prior to the completion of such reorganization transactions, Holdings had not engaged in any business or other activities except in connection with its formation. Accordingly, all financial data herein relating to periods prior to the completion of such reorganization transactions is that of AAC and its consolidated subsidiaries.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share data)
Income Statement Data:
Revenues
Client related revenue	$308,538	$270,569	$205,752	$132,968	$115,741
Non-client related revenue	9,103	9,201	6,509	—	—
Total revenue	$317,641	$279,770	$212,261	$132,968	$115,741

Operating expenses
Salaries, wages and benefits	146,390	141,073	91,406	54,707	46,856
Client related services	27,031	24,446	15,754	10,794	7,986
Provision for doubtful accounts	36,914	21,485	18,113	11,391	10,950
Advertising and marketing	12,315	18,275	20,821	15,683	13,493
Professional fees	12,638	16,468	10,316	8,075	10,277
Other operating expenses	36,309	29,627	22,708	13,518	11,615
Rentals and leases	7,514	7,363	5,298	2,106	4,634
Litigation settlement	23,607	1,292	2,379	487	2,588
Restructuring	—	—	—	—	806
Depreciation and amortization	21,504	17,686	7,837	4,662	3,003
Acquisition-related expenses	1,162	2,691	3,401	845	—
Total operating expenses	325,384	280,406	198,033	122,268	112,208
(Loss) income from operations	(7,743)	(636)	14,228	10,700	3,533
Interest expense, net	16,811	8,175	3,607	1,872	1,390
Loss on extinguishment of debt	5,435	—	—	—	—
Gain on contingent consideration	—	(1,350)	—	—	—
Bargain purchase gain	—	—	(1,775)	—	—
Other expense (income), net	116	(500)	(725)	(93)	36
(Loss) income before income tax expense	(30,105)	(6,961)	13,121	8,921	2,107
Income tax (benefit) expense	(5,018)	(1,220)	4,780	2,555	615
Net (loss) income	(25,087)	(5,741)	8,341	6,366	1,492
Less: net loss (income) attributable to noncontrolling interest	4,508	5,152	2,833	1182	(706)
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(20,579)	(589)	11,174	7,548	786
Deemed contribution-redemption of Series B Preferred Stock	—	—	—	—	1,000
BHR Series A Preferred Unit dividend	—	—	(147)	(693)	—
Redemption of BHR Series A preferred Units	—	—	(534)	—	—
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(20,579)	$(589)	$10,493	$6,855	$1,786
Earnings per share attributable to common stockholders:
Basic (loss) earnings per common share	$(0.88)	$(0.03)	$0.49	$0.41	$0.13
Diluted (loss) earnings per common share	$(0.88)	$(0.03)	$0.48	$0.41	$0.12

Weighted-average common shares outstanding:
Basic	23,277,444	22,718,117	21,605,037	16,557,655	13,855,797
Diluted	23,277,444	22,718,117	21,661,259	16,619,180	14,291,937
Balance Sheet Data (as of the end of the period):
Cash and cash equivalents	$13,818	$3,964	$18,750	$48,540	$2,012
Working capital	$51,367	$51,137	$52,187	$63,153	$1,220
Total assets	$428,275	$383,884	$316,049	$145,952	$81,638
Total debt, including current portion	$201,173	$189,106	$145,141	$28,641	$43,075
Total stockholders' equity, including noncontrolling interests	$136,168	$154,788	$136,488	$95,141	$11,883

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) an increase in our provision for doubtful accounts based on the aging of receivables; (v) our failure to successfully achieve growth through acquisitions and de novo projects; (vi) uncertainties regarding the timing of the closing of acquisitions, including the pending acquisition of AdCare; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) our failure to achieve anticipated financial results from contemplated and prior acquisitions, including the pending AdCare acquisition; (ix) a disruption in our ability to perform diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders or claims by various parties; (xii) inability to meet the covenants in our loan documents; (xiii) our inability to effectively integrate acquired facilities; and (xiv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. As a result of these factors, we cannot assure that the forward-looking statements in this annual report will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform clinical diagnostic laboratory services and provide physician services to our clients. As of December 31, 2017, we operated nine residential substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 939 residential beds, including 630 licensed detoxification beds, 19 standalone outpatient centers, and 5 sober living facilities across 409 beds for a total of 1,348 combined residential and sober living beds.

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

Our highly trained clinical staff deploy research-based treatment programs with structured curricula for detoxification, residential treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder such as depression, bipolar disorder or schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

2017 Developments

Pending Acquisition

On September 13, 2017, we, together with our subsidiary, entered into the Purchase Agreement with AdCare, and AdCare Trust. AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, five outpatient centers in Massachusetts, a 52-bed (46 currently licensed) residential treatment center and two outpatient centers in Rhode Island.

We have agreed to acquire from AdCare Trust all of the issued and outstanding shares of common stock of AdCare in exchange for the following: (i) the payment by us of $70.0 million in cash, (ii) the delivery by us of such number of unregistered shares of our common stock (“Common Shares”), equal to $5.0 million divided by the average closing price per Common Share on the NYSE during the ten trading day period ending three business days prior to the closing date (the “Closing Stock Consideration”); and (iii) the delivery of a promissory note issued by us to AdCare Trust in the principal amount of $10.0 million (the “Promissory Note”), for aggregate consideration of $85.0 million, subject to adjustments as set forth in the Purchase Agreement.

The cash portion of the acquisition is anticipated to be financed through a combination of proceeds from the issuance of an incremental term loan under the 2017 Credit Facility, capacity under the 2017 Revolver and cash on hand. The Promissory Note will mature no more than 91 days after the latest maturity date of the term loans under the 2017 Credit Facility, which are currently scheduled to mature on June 30, 2023, and will bear interest on its unpaid principal amount at a fixed rate of 5.0%, compounded annually. At closing, the Closing Stock Consideration will be deposited in escrow as security for potential post-closing indemnity claims (the “Escrow Fund”) and $0.5 million in cash will be deposited in escrow for shortfalls in AdCare’s net working capital. In addition, post-closing indemnity claims for certain matters will be affected first by a set off against the Promissory Note and, to the extent such claim for indemnification exceeds the then outstanding principal and interest due under the Promissory Note, any remaining claims will be paid from the Escrow Fund.

The Purchase Agreement contains customary representations and warranties by the parties, as well as customary indemnification provisions and termination rights for the parties. Further, pursuant to the Purchase Agreement, the parties have also agreed to customary covenants, including, among others, covenants relating to (i) the conduct of AdCare’s business during the interim period between the execution of the Purchase Agreement and the completion of the acquisition; and (ii) obligations to obtain any consents, approvals, permits, or authorizations which are required to be obtained in order to complete the acquisition under any applicable federal or state laws or regulations. The acquisition is currently anticipated to close in the next 30 to 60 days, subject to the receipt of certain governmental approvals, financing and customary closing conditions. We cannot assure that the acquisition will be consummated on this timeline or at all.

Facility Updates

In December 2017, we converted the 36 residential beds located at our San Diego Addiction Treatment Center into sober living beds in conjunction with the consolidation of our southern California operations.

In October 2017, we opened Townsend Recovery Center New Orleans where we have leased one floor from New Orleans East Hospital in New Orleans, Louisiana and operate 36 beds to provide detoxification and residential treatment services.

In August 2017, we relocated our Recovery First West Palm facility from West Palm Beach, Florida to Fort Lauderdale, Florida. By relocating Recovery First West Palm closer to our Fort Lauderdale facility, we expect to gain additional operational efficiencies.

In July 2017, we voluntarily closed our remaining beds at our Forterus facility in order to consolidate our southern California operations closer to Laguna Treatment Hospital. By consolidating our operations closer to Laguna Treatment Hospital, we gained additional operational efficiencies. As a result of closing the beds at Forterus, we had a net reduction in bed count of 37. As our residential daily census at Laguna Treatment Hospital grows, we expect to add additional sober living beds and outpatient services near our Laguna Treatment Hospital.

From May 23, 2017 to July 5, 2017, our Sunrise House facility was temporarily not serving clients due to an employee strike at that location. On June 14, 2017, a settlement was reached with the union, and Sunrise House began readmitting clients on July 5, 2017. As a result of our Sunrise House facility entering into a three-year collective bargaining agreement with the HPAE on June 14, 2017, a majority of our employees at Sunrise House are now represented by a collective bargaining agreement.

Bed Count Summary

The following table shows the break out of our total bed count between residential beds and sober living beds as of December 31, 2017 and 2016, respectively:

	As of December 31, 2017	As of December 31, 2016	Increase / (Decrease)
Residential Beds	939	1,140	(201)
Sober Living Beds	409	202	207
Total Beds	1,348	1,342	6

Financing

On June 30, 2017, we entered into the 2017 Credit Facility. The 2017 Credit Facility initially made available a term loan in the aggregate principal amount of $210.0 million (the “2017 Term Loan”) and a $40.0 million revolving line of credit (the “2017 Revolver”). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. We used the proceeds to repay $205.4 million of certain existing indebtedness under the 2015 Credit Facility and the Deerfield Facility (as defined below). For discussion of our 2017 Credit Facility, and a summary of its terms, see “Financing Relationships” below and Note 7 (Long-Term Debt) to the accompanying consolidated financial statements. As of December 31, 2017, under our 2017 Credit Facility, we had $207.4 million outstanding on our 2017 Term Loan.

In addition, on September 25, 2017, we entered into an Incremental Loan Assumption Agreement (“the Incremental Agreement”), with the Incremental Revolving Credit Lenders (as defined in the Incremental Agreement), Credit Suisse AG, Cayman Islands Branch, as administrative agent (“Credit Suisse”), and the other Loan Parties (as defined in the Incremental Agreement) party thereto, relating to the 2017 Credit Facility. The Incremental Agreement provided for an increase in our existing revolving line of credit from $40.0 million to $55.0 million.

On October 6, 2017, in conjunction with our pending acquisition of AdCare, we also secured a $65.0 million incremental term loan commitment in conjunction with our 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, we committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, and which increased to LIBOR plus 6.75% from November 2017 until the closing date of the acquisition.

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

Simultaneously with the sale of the Sale-Leaseback Facilities, we, through our subsidiaries, and affiliates of MedEquities entered into an operating lease, dated August 9, 2017 (the “Lease”), in which we will continue to operate the Sale-Leaseback Facilities. The Lease provides for a 15-year term for each facility with two separate renewal terms of five years each if we choose to exercise our right to extend the lease term. The initial annual minimum rent payable to MedEquities pursuant to the Lease is $2.2 million due in equal monthly installments of $0.2 million.

Due to the nature of the agreement between MedEquities and us, the transaction does not qualify for sale-leaseback accounting under accounting principles generally accepted in the United States of America (“GAAP”). Therefore, the Sale-Leaseback Facilities will remain on our balance sheet and will continue to be depreciated over the life of the asset. We accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.1 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on our incremental borrowing rate.

Key Personnel Update

Candance Henderson-Grice

On February 3, 2017, Candance Henderson-Grice resigned as Chief Operating Officer of the Company. In connection with her resignation, she entered into a separation agreement and release, which provided for, among other things, aggregate payments of $0.6 million to be paid over the course of 2017.

Jerrod Menz

On September 8, 2017, Jerrod Menz resigned from the board of directors and as an employee of the Company for personal reasons. In connection with his resignation, he forfeited 50,000 shares of restricted stock and entered into a 24-month separation and release agreement with the Company in exchange for an aggregate payment of $0.7 million.

Kirk Manz

Effective December 31, 2017, Kirk Manz resigned as Chief Financial Officer of the Company. In connection with his resignation, on November 9, 2017, he entered into a separation agreement and release with the Company, which provided for, among other things, the payment of $0.5 million.

Andrew McWilliams

Effective January 1, 2018, Andrew McWilliams transitioned into the role of Chief Financial Officer of the Company, immediately following Mr. Manz’s departure. Mr. McWilliams also retains his title as Chief Accounting Officer of the Company.

Michael Nanko

Effective January 15, 2018, Michael Nanko started in his role as President and Chief Operating Officer of the Company.

Components of Results of Operations

Client Related Revenue. Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including clinical diagnostic laboratory services. We recognize revenue at the estimated net realizable value in the period in which services are provided. For the years ended December 31, 2017 and 2016, approximately 92.3% and 90.0%, respectively, of our client related revenue was reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients.

Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. Revenue concentration by payor remains modest. For the year ended December 31, 2017, no single payor accounted for more than 11.4% of our revenue, with the top three payors accounting for 32.6% of our revenue. For the year ended December 31, 2016, no single payor accounted for more than 10.5% of our revenue with the top three accounting for approximately 31.3% of our revenue.

The following table summarizes the composition of our client related revenue for residential treatment facility services, outpatient facility and sober living services and client related diagnostic services for the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Residential treatment facility services[1]	$246,976	80.0%	$189,502	70.0%	$57,474	30.3%
Outpatient facility and sober living services[2]	29,080	9.4%	16,676	6.2%	12,404	74.4%
Client related diagnostic services[3]	32,482	10.5%	64,391	23.8%	(31,909)	(49.6%)
Total client related revenue	$308,538	100.0%	$270,569	100.0%	$37,969	14.0%

(1)	Residential treatment facility services and related professional services.
(2)	Outpatient facility services, related professional services and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

Client related diagnostic services revenue for the year ended December 31, 2017, decreased 49.6% to $32.5 million compared with $64.4 million for the year ended December 31, 2016. Client related diagnostic services revenue as a percentage of total client related revenue was 10.5% for the year ended December 31, 2017 compared to 23.8% for the year ended December 31, 2016. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursements combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests.

We recognize client related revenue from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. For in-network contracts, client related revenue is based on previously set contracted rates. We receive the majority of payments from commercial payors at out-of-network rates. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our expected realization is determined by management after considering the type of services provided and the historical collections received from commercial payors, on a per facility basis, compared to gross client charges billed.

Our accounts receivable primarily consists of amounts due from commercial payors. We do not recognize revenue for any amounts not collected from the client. From time to time, we may provide free care to clients, which we refer to as scholarships. We do not recognize revenue for any scholarships that we provide. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company and are continuing to pursue additional collections for the estimated remaining balance outstanding.

Non-Client Related Revenue. Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Non-client related revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

Operating Expenses. Our operating expenses are primarily impacted by the following categories of expenses:

•

Salaries, wages and benefits. We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others. Our clinical salaries, wages and benefits expense is largely driven by the total number of beds in our facilities, our average daily census (“ADC”) and the number of outpatient visits. We also employ a professional sales force and staff a centralized call center. Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff and senior management.

•

Client related services. Client related services consist of physician and medical services as well as client meals, pharmacy, travel and various other expenses associated with client treatment. Client related services are significantly influenced by our ADC and the number of outpatient visits.

•

Provision for doubtful accounts. The provision for doubtful accounts represents the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We establish our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. As of December 31, 2017, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenue less bad debt and days sales outstanding.

•

Advertising and marketing. We promote our treatment facilities through a variety of channels including television advertising, internet search engines and print advertising, among others. While we do not compensate our referral sources for client referrals, we do have arrangements with multiple marketing channels that we pay on a performance basis (i.e., pay per click or pay per inbound call). We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the total number of available beds in our facilities.

•

Professional fees. Professional fees consist of various professional services used to support primarily corporate related functions. These services include client billings and collections, accounting related fees for financial statement audits, tax preparation and legal fees for, among other matters, employment, compliance and general corporate matters. These fees also include information technology, consulting and payroll fees.

•

Other operating expenses. Other operating expenses consist primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses, and is significantly influenced by the total number of beds in our facilities and our ADC.

•	Rentals and leases. Rentals and leases mainly consist of properties under various operating leases, which includes space required to perform client services and space for administrative facilities.
•

Litigation settlement. Litigation settlement represents settlement funds and expenses incurred for activities undertaken in defense of the Company from claims and other legal matters or to resolve such matters.

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

Key Drivers of Our Results of Operations. Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” and those described below:

•

Average Daily Residential Census. We refer to the average number of clients to whom we are providing services at our residential facilities on a daily basis over a specific period as our average daily residential census. Our revenue is directly impacted by our average daily residential census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of effective beds, the number of client admissions and discharges in a period and the average length of stay.

•

Average Daily Sober Living Census. We refer to the average number of clients to whom we are providing services at our sober living facilities on a daily basis over a specific period as our average daily sober living census. Our revenue is directly impacted by our average daily sober living census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of beds, the number of client admissions and discharges in a period and the average length of stay.

•

Average Daily Residential Revenue and Average Net Daily Residential Revenue. Our average daily residential revenue is a per census metric equal to our total residential revenue, less clinical diagnostic services revenue, for a period divided by our average daily residential census for the same period divided by the number of days in the period. Our average net daily residential revenue is a per census metric equal to our total residential revenue, less clinical diagnostic services revenue, less the applicable provision for doubtful accounts for a period divided by our average daily residential census for the same period divided by the number of days in the period. The key drivers of average daily residential revenue and average net daily residential revenue include the mix of out-of-network beds versus in-network beds, the level of care that we provide to our clients during the period and payor mix. Also, our average daily residential revenue derived from in-network facilities and beds is generally lower than our average daily residential revenue derived from out-of-network facilities and beds.

•

Outpatient Visits. Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period. Our revenue is directly impacted by our outpatient visits, which fluctuates based on our average daily sober living census, sales and marketing efforts, utilization review and the average length of stay.

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

•

Revenue Per Admission. Revenue per admission represents total client related revenue recognized for each patient admitted to our treatment facilities. The drivers of revenue per admission include in-network or out-of-network insurance coverage, the level of care for which the patient is receiving, and the average length of stay for each patient, among other drivers.

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

•	Expense Management. Our profitability is directly impacted by our ability to manage our expenses, most notably salaries, wages and benefits, and to adjust accordingly based upon our capacity.
•

Billing and Collections. Our revenue and cash flow are directly impacted by our ability to properly verify our clients’ insurance benefits, obtain authorization for levels of care, properly submit insurance claims and manage collections.

Results of Operations

The following table presents our consolidated income statements for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$308,538	97.1	$270,569	96.7	$205,752	96.9
Non-client related revenue	9,103	2.9	9,201	3.3	6,509	3.1
Total revenue	$317,641	100.0	$279,770	100.0	$212,261	100.0

Operating expenses
Salaries, wages and benefits	146,390	46.1	141,073	50.4	91,406	43.1
Client related services	27,031	8.5	24,446	8.7	15,754	7.4
Provision for doubtful accounts	36,914	11.6	21,485	7.7	18,113	8.5
Advertising and marketing	12,315	3.9	18,275	6.5	20,821	9.8
Professional fees	12,638	4.0	16,468	5.9	10,316	4.9
Other operating expenses	36,309	11.4	29,627	10.6	22,708	10.7
Rentals and leases	7,514	2.4	7,363	2.6	5,298	2.5
Litigation settlement	23,607	7.4	1,292	0.5	2,379	1.1
Depreciation and amortization	21,504	6.8	17,686	6.3	7,837	3.7
Acquisition-related expenses	1,162	0.4	2,691	1.0	3,401	1.6
Total operating expenses	325,384	102.4	280,406	100.2	198,033	93.3
(Loss) income from operations	(7,743)	(2.4)	(636)	(0.2)	14,228	6.7
Interest expense, net	16,811	5.3	8,175	2.9	3,607	1.7
Loss on extinguishment of debt	5,435	1.7	—	—	—	—
Gain on contingent consideration	—	—	(1,350)	(0.5)	—	—
Bargain purchase gain	—	—	—	—	(1,775)	(0.8)
Other income (expense), net	116	0.0	(500)	(0.2)	(725)	(0.3)
(Loss) income before income tax expense	(30,105)	(9.5)	(6,961)	(2.5)	13,121	6.2
Income tax (benefit) expense	(5,018)	(1.6)	(1,220)	(0.4)	4,780	2.3
Net (loss) income	(25,087)	(7.9)	(5,741)	(2.1)	8,341	3.9
Less: net loss attributable to noncontrolling interest	4,508	1.4	5,152	1.8	2,833	1.3
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(20,579)	(6.5)	(589)	(0.2)	11,174	5.3
BHR Series A Preferred Unit dividend	—	—	—	—	(147)	(0.1)
Redemption of BHR Series A Preferred Units	—	—	—	—	(534)	(0.3)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(20,579)	(6.5)	$(589)	(0.2)	$10,493	4.9

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Client Related Revenue

Client related revenue increased $38.0 million, or 14.0%, to $308.5 million for the year ended December 31, 2017, from $270.6 million for the year ended December 31, 2016 due to increases in our residential treatment facility services revenue and outpatient facility and sober living services revenue as partially offset by a decrease in client related diagnostic services revenue.

Residential Treatment Facility Services Revenue

Residential treatment facility services revenue increased $57.5 million, or 30.3%, to $247.0 million for year ended December 31, 2017 from $189.5 million for the year ended December 31, 2016. Residential treatment facility services revenue was positively impacted by an increase average daily residential revenue as partially offset by a decrease in residential ADC.

Our average daily residential revenue (“ADR”) increased $240, or 37.9%, to $873 for the year ended December 31, 2017 from $633 for the year ended December 31, 2016. Of the $240 increase in ADR, approximately 22.9% relates to a favorable shift in the service level mix within our residential treatment facilities and a favorable shift in the mix of ADC among our residential treatment facilities. As a result of planned expansion of outpatient services, a greater percentage of lower levels of care such as partial hospitalization and intensive outpatient services that were historically performed in our residential treatment facilities are now performed in our outpatient treatment facilities. As the average daily revenue for these lower levels of care are significantly less than the ADR for higher levels of care such as detoxification and residential services, our ADR in our residential facilities has increased. We also experienced a favorable shift in the mix of ADC among our residential treatment facilities from facilities with lower average reimbursement to facilities with higher average reimbursement. The remaining increase in the ADR primarily relates to improved billing and collections activity as a result of revenue cycle improvements in both processes and technology.

As a result of our planned increase in sober living bed capacity from 20% to 40% and our planned reduction in residential bed capacity, our residential ADC has decreased while our average daily sober living census has increased. Our residential bed capacity decreased from 1,140 beds at December 31, 2016 to 939 beds at December 31, 2017, a 17.6% decrease. Also, partially contributing to the decrease in average daily residential census was a strike by union employees at our Sunrise House facility that began on May 23, 2017 and ended on June 14, 2017, which resulted in the Sunrise House facility temporarily not serving clients, causing our ADC in June to be lower than our historical average as we did not start readmitting patients until July 5, 2017. Separately, and also contributing to a lower residential census, was Hurricane Irma, which affected our River Oaks and Recovery First facilities during September 2017.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living services revenue increased $12.4 million, or 74.4%, to $29.1 million for year ended December 31, 2017 from $16.7 million for the year ended December 31, 2016 as a result of increases in outpatient visits and the average revenue per outpatient visit.

Outpatient visits increased 46.7% to 72,155 for the year ended December 31, 2017 from 49,173 for the year ended December 31, 2016. Contributing to the increase in outpatient visits was an increase in our average daily sober living census, which increased 91.3% to 197 for the year ended December 31, 2017, up from 103 for the year ended December 31, 2016.

Average revenue per outpatient visit increased 18.9% to $403 for the year ended December 31, 2017 compared with $339 for the year ended December 31, 2016. The increase in average revenue per outpatient visit is the result of a favorable shift in the mix of out-of-network outpatient compared to in-network outpatient visits and improved billing and collections activity as a result of revenue cycle improvements in both processes and technology.

Client Related Diagnostic Services

Client related diagnostic services revenue for the year ended December 31, 2017 decreased 49.6% to $32.5 million compared with $64.4 million for the year ended December 31, 2016. Client related diagnostic services revenue as a percentage of total client related revenue was 10.5% for the year ended December 31, 2017 compared to 23.8% for the year ended December 31, 2016. The decrease in client related diagnostic services revenue is a result of previously anticipated lower reimbursements and combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests.

Non-Client Related Revenue

Non-client related revenue decreased $0.1 million, or 1.1%, to $9.1 million for the year ended December 31, 2017 from $9.2 million for the year ended December 31, 2016. Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $5.3 million, or 3.8%, to $146.4 million for the year ended December 31, 2017 from $141.1 million for the year ended December 31, 2016. The increase relates to an increase in severance costs due to certain executive departures as well as the full year effect of the Townsend and Solutions acquisitions. As a percentage of revenue, salaries, wages and benefits were 46.1% of total revenue for the year ended December 31, 2017 compared to 50.4% of total revenue for the year ended December 31, 2016.

Client Related Services

Client related services expenses increased $2.6 million, or 10.6%, to $27.0 million for the year ended December 31, 2017 from $24.4 million for the year ended December 31, 2016. The increase in expense was primarily related to the growth in our total ADC to 972 for the year ended December 31, 2017 from 921 for the year ended December 31, 2016. As a percentage of revenue, client related services expenses were 8.5% of total revenue for the year ended December 31, 2017 compared to 8.7% of total revenue for the year ended December 31, 2016.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $15.4 million, or 71.8%, to $36.9 million for the year ended December 31, 2017 from $21.5 million for the year ended December 31, 2016. The increase in the provision for doubtful accounts was primarily related to the increase in total revenue as well as the increase in the aging of our accounts receivable. As a percentage of revenue, the provision for doubtful accounts was 11.6% of total revenue for the year ended December 31, 2017 compared to 7.7% of total revenue for the year ended December 31, 2016.

The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2017 and 2016:

	Current	31-180 Days	Over 180 Days	Total
December 31, 2017	31.2%	44.7%	24.1%	100.0%
December 31, 2016	32.8%	49.3%	17.9%	100.0%

Due to improved collections, our days sales outstanding (“DSO”) decreased 10 days to 101 days as of and for the quarter ended December 31, 2017 compared with 111 days as of and for the quarter ended December 31, 2016. Total cash collections for the year ended December 31, 2017 as compared with total collections for the year ended December 31, 2016, increased by 15.1%, helping to lower our DSOs.

Advertising and Marketing

Advertising and marketing expenses decreased $6.0 million, or 32.6%, to $12.3 million for the year ended December 31, 2017, from $18.3 million for the year ended December 31, 2016. The decrease in advertising and marketing expense was primarily driven by reducing television advertising and focusing on optimizing more efficient and cost-effective advertising platforms, including AAC owned websites. As a percentage of revenue, advertising and marketing expenses were 3.9% of total revenue for the year ended December 31, 2017, compared to 6.5% of total revenue for the year ended December 31, 2016.

Professional Fees

Professional fees decreased $3.8 million, or 23.3%, to $12.6 million for the year ended December 31, 2017 compared to $16.5 million for the year ended December 31, 2016. The decrease in professional fees was primarily related to the decrease in fees associated with certain litigation costs in California. As a percentage of revenue, professional fees were 4.0% of total revenue for the year ended December 31, 2017 compared to 5.9% of total revenue for the year ended December 31, 2016.

Other Operating Expenses

Other operating expenses increased $6.7 million, or 22.6%, to $36.3 million for the year ended December 31, 2017 from $29.6 million for the year ended December 31, 2016. The increase was primarily the result of additional software expense, increases in professional liability insurance expense, additional medical supplies utilized at our two laboratories, as well as the full year impact of operating expenses associated with our 2016 acquisitions and de novo projects. As a percentage of revenue, other operating expenses were 11.4% of total revenue for the year ended December 31, 2017 compared to 10.6% of total revenue for the year ended December 31, 2016.

Rentals and Leases

Rentals and leases increased $0.2 million, or 2.1%, to $7.5 million for the year ended December 31, 2017 from $7.4 million for the year ended December 31, 2016. As a percentage of revenue, rentals and leases were 2.4% of total revenue for the year ended December 31, 2017 compared to 2.6% of total revenue for the year ended December 31, 2016.

Litigation Settlement

Litigation settlement expense is $23.6 million for the year ended December 31, 2017 compared with $1.3 million for the year ended December 31, 2016. For further discussion of significant legal matters, see Note 14 (Commitments and Contingencies) to the Company’s consolidated financial statements included in this annual report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased $3.8 million, or 21.6%, to $21.5 million for the year ended December 31, 2017 from $17.7 million for the year ended December 31, 2016. Depreciable and amortizable assets were $177.8 million and $143.1 million as of December 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense is primarily related to additions of property and equipment, completed de novo projects, and additional software implemented at our corporate headquarters. As a percentage of revenue, depreciation and amortization expense increased to 6.8% of total revenue for the year ended December 31, 2017, compared to 6.3% of total revenue for the year ended December 31, 2016.

Acquisition-Related Expense

Acquisition-related expense decreased $1.5 million, or 56.8%, to $1.2 million for the year ended December 31, 2017 from $2.7 million for the year ended December 31, 2016. The decrease in acquisition-related expense for the year ended December 31, 2017 was primarily related to lower professional fees and travel costs associated with our more limited acquisition activity during the year ended December 31, 2017, as compared to the year ended December 31, 2016, specifically as it pertains to the 2016 acquisitions. As a percentage of revenue, acquisition-related expense was 0.4% of total revenue for the year ended December 31, 2017, compared to 1.0% of total revenue for the year ended December 31, 2016.

Interest Expense

Interest expense increased $8.6 million, or 105.6%, to $16.8 million for the year ended December 31, 2017 compared to $8.2 million for the year ended December 31, 2016. The increase in interest expense was primarily the result of an increase in outstanding debt and in interest rates, primarily as a result of the 2017 Credit Facility. Separately, $0.8 million of interest expense relates to a ticking fee associated with $65.0 million of committed financing for the pending acquisition of AdCare. Outstanding debt at December 31, 2017, was approximately $201.2 million compared to $189.1 million at December 31, 2016. Our weighted average interest rate on outstanding debt at December 31, 2017 was 8.1% compared to 5.0% at December 31, 2016. As a percentage of revenue, interest expense was 5.3% of total revenue for the year ended December 31, 2017 compared to 2.9% of total revenue for the year ended December 31, 2016.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $5.4 million for the year ended December 31, 2017. The $5.4 million loss related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of a $3.0 million consent fee related to calling the Deerfield Facility (the “Deerfield Consent Fee”), as well as a write-off of $2.3 million of previously deferred debt issuance costs, of which $1.4 million related to the 2015 Credit Facility and $0.9 million related to the Deerfield Facility. The loss was recognized in June 2017. There was no loss from extinguishment of debt during the year ended December 31, 2016.

Gain on Contingent Consideration

Gain on contingent consideration was $1.4 million for the year ended December 31, 2016. The gain on contingent consideration is directly attributable to the Townsend acquisition in April 2016, as it pertains to 2016 results against certain performance measures specified in the purchase agreement, which were not met within the specified timeframe. Therefore, no payments were made on our behalf. The consideration that was issued into escrow for the acquisition of Townsend has since been recouped as of December 31, 2017. There was no gain on contingent consideration for the year ended December 31, 2017.

Income Tax Expense

For the year ended December 31, 2017, income tax benefit was $5.0 million, reflecting an effective tax rate of 16.7%, compared to $1.2 million income tax benefit, reflecting an effective tax rate of 17.5%, for the year ended December 31, 2016. The decrease in income tax expense and the change in the effective tax rate is primarily related to the tax treatment of stock compensation and the effect of the Tax Cuts and Jobs Act.

Comparison of Year ended December 31, 2016 to Year ended December 31, 2015

Client Related Revenue

Client related revenue increased $64.8 million, or 31.5%, to $270.6 million for the year ended December 31, 2016 from $205.8 million for the year ended December 31, 2015. Revenue were positively impacted by our 2015 and 2016 acquisitions and de novo facilities as well as an increase in average daily residential census and outpatient visits at our 18 standalone outpatient centers, partially offset by a decrease in average daily residential revenue.

Our average daily residential census increased by 45.6% to 818 clients for the year ended December 31, 2016 from 562 clients for the year ended December 31, 2015. The increase in the residential ADC was primarily driven by the acquisitions completed in 2015 and 2016. Our bed capacity at our residential treatment facilities increased 27.1% to 1,140 beds at December 31, 2016 from 897 beds at December 31, 2015.

Our average daily residential revenue decreased 14.9% to $800 for the year ended December 31, 2016 from $940 for the year ended December 31, 2015. The decline in the average daily residential revenue was significantly impacted by a greater percentage of client related revenue being derived from in-network facilities/beds during the year ended December 31, 2016 as compared to December 31, 2015. Our average daily residential revenue derived from in-network facilities/beds is generally lower than our average daily residential revenue derived from out-of-network facilities/beds. For the year ended December 31, 2016 approximately 16.4% of our client related revenue was derived from in-network facilities/beds versus 6.3% for the year ended December 31, 2015. We currently expect that the percentage of our client related revenue derived from in-network facilities/beds will increase during 2017 primarily as a result of a full year impact of the Townsend Acquisition and Solutions Acquisition which are principally in-network facilities. Townsend was acquired in April 2016 and Solutions was acquired in May of 2016.

Outpatient visits increased 281.8% to 49,173 for the year ended December 31, 2016 from 12,879 for the year ended December 31, 2015. The increase in outpatient visits is primarily related to an increase in the number of standalone outpatient centers we operate. At December 31, 2016, we operated 18 standalone outpatient centers versus nine standalone outpatient centers at December 31, 2015.

Partially offsetting the increase in client related revenue as a result of increases in ADC and outpatient visits is a decline in revenue from point-of-care testing and diagnostic laboratory services. As a percentage of client related revenue, point-of-care drug testing and diagnostic laboratory services were 24% and 28% for the year ended December 31, 2016 and 2015, respectively. The decline as a percentage of client related revenue was related to a combination of a decrease in the number of tests performed on a per client basis and a decline in reimbursement rates for point-of-care testing and diagnostic laboratory services. As a percentage of client related revenue, point-of-care drug testing and diagnostic laboratory services were 20% for the quarter ended December 31, 2016. We currently anticipate continued declines in reimbursement rates for revenue from point-of-care testing and diagnostic laboratory services. However, we also currently anticipate that the declines in revenue from point-of-care testing and diagnostic laboratory services may be partially offset by providing laboratory services to clients of third party providers.

Non-Client Related Revenue

Non-client related revenue increased $2.7 million, or 41.4%, to $9.2 million for the year ended December 31, 2016 from $6.5 million for the year ended December 31, 2015. Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG and diagnostic laboratory services provided to clients of third-party addiction treatment providers.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $49.7 million, or 54.3%, to $141.1 million for the year ended December 31, 2016 from $91.4 million for the year ended December 31, 2015. The increase in salaries and wages was primarily impacted by growth in our residential facilities and our standalone outpatient centers. Our number of employees increased by approximately 500 employees, or 31.3%, to approximately 2,100 employees at December 31, 2016 from approximately 1,600 employees at December 31, 2015. Also contributing to the increase are increased employee health insurance costs. Health insurance costs increased $5.7 million for the year ended December 31, 2016. There was also an increase in stock based compensation of $3.0 million to $8.8 million for the year ended December 31, 2016 compared to $5.8 million for the year ended December 31, 2015. As a percentage of revenue, salaries, wages and benefits were 50.4% of total revenue for the year ended December 31, 2016 compared to 43.1% of total revenue for the year ended December 31, 2015. The increase in salaries, wages and benefits as a percentage of revenue is primarily related to the increases in health insurance costs and stock based compensation noted above. Also contributing to the increase in salaries, wages and benefits as a percentage of revenue is the previously noted decline in point-of-care testing and diagnostic laboratory services revenue where we tend to experience lower labor costs.

Client Related Services

Client related services expenses increased $8.7 million, or 55.2%, to $24.4 million for the year ended December 31, 2016 from $15.8 million for the year ended December 31, 2015. The increase in expense was primarily related to the growth in the average daily residential census to 818 for the year ended December 31, 2016 from 562 for the year ended December 31, 2015. As a percentage of revenue, client related services expenses were 8.7% of total revenue for the year ended December 31, 2016 compared to 7.4% of total revenue for the year ended December 31, 2015.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $3.4 million, or 18.6%, to $21.5 million for the year ended December 31, 2016 from $18.1 million for the year ended December 31, 2015. The increase in the provision for doubtful accounts was primarily related to the increase in total revenue. As a percentage of revenue, the provision for doubtful accounts was 7.7% of total revenue for the year ended December 31, 2016 compared to 8.5% of total revenue for the year ended December 31, 2015.

The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2016 and 2015:

	Current	31-180 Days	Over 180 Days	Total
December 31, 2016	32.8%	49.3%	17.9%	100.0%
December 31, 2015	32.4%	53.7%	13.9%	100.0%

The aging of our accounts receivable continues to be negatively impacted by increased documentation requests from commercial payors prior to payment and slower collections related to laboratory services. Our days sales outstanding was 111 days as of and for the quarter ended December 21, 2016 compared with 96 days as of and for the quarter ended December 31, 2015.

Advertising and Marketing

Advertising and marketing expenses decreased $2.5 million, or 12.2%, to $18.3 million for the year ended December 31, 2016 from $20.8 million for the year ended December 31, 2015. The decrease in advertising and marketing expense was primarily driven by an increase in the number of in-network residential beds, which generally have a lower advertising and marketing expense on a per admission basis than out-of-network residential beds and efficiencies gained through the RSG Acquisition. As a percentage of revenue, advertising and marketing expenses were 6.5% of total revenue for the year ended December 31, 2016 compared to 9.8% of total revenue for the year ended December 31, 2015.

Professional Fees

Professional fees increased $6.2 million, or 59.6%, to $16.5 million for the year ended December 31, 2016 compared to $10.3 million for the year ended December 31, 2015. As a percentage of revenue, professional fees were 5.9% of total revenue for the year ended December 31, 2016 compared to 4.9% of total revenue for the year ended December 31, 2015. The increase in professional fees was primarily related to approximately $7.4 million in professional fees associated with certain litigation costs in California incurred for the year ended December 31, 2016 as compared to $3.1 million incurred for the year ended December 31, 2015. See Note 16 to the consolidated financial statements for further discussion and “Litigation Settlement” below.

Other Operating Expenses

Other operating expenses increased $6.9 million, or 30.5%, to $29.6 million for the year ended December 31, 2016 from $22.7 million for the year ended December 31, 2015. The increase was primarily the result of additional operating expenses associated with the acquisitions completed in 2015 and 2016, the opening of River Oaks in October 2015, and the opening of Laguna Treatment Hospital in June 2016. As a percentage of revenue, other operating expenses were 10.6% of total revenue for the year ended December 31, 2016 compared to 10.7% of total revenue for the year ended December 31, 2015.

Rentals and Leases

Rentals and leases increased $2.1 million, or 39.0%, to $7.4 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015. As a percentage of revenue, rentals and leases were 2.6% of total revenue for the year ended December 31, 2016 compared to 2.5% of total revenue for the year ended December 31, 2015. The increase was primarily the result of increased rent as a result of the acquisitions completed in 2015 and 2016 and the lease associated with our new corporate headquarters and call center beginning in June 2015.

Litigation Settlement

Litigation settlement expense decreased $1.1 million, or 45.7%, to $1.3 million for the year ended December 31, 2016 from $2.4 million for the year ended December 31, 2015. Litigation settlement expense for the year ended December 31, 2016, includes approximately $750,000 related to the State of California litigation settlement and approximately $350,000 related to the New Jersey Department of Banking and Insurance matter related to reserves established for the settlement of the Horizon Blue-Cross Blue-Shield of New Jersey complaint in October 2015. For further discussion of significant legal matters, see Note 16 to the Company’s consolidated financial statements included in this annual report.

Depreciation and Amortization

Depreciation and amortization expense increased $9.8 million, or 125.7%, to $17.7 million for the year ended December 31, 2016 from $7.8 million for the year ended December 31, 2015. Depreciable and amortizable assets were $143.1 million and $105.2 million as of December 31, 2016 and 2015, respectively. As a percentage of revenue, depreciation and amortization expense was 6.3% of total revenue for the year ended December 31, 2016, compared to 3.7% of total revenue for the year ended December 31, 2015. The increase in depreciation and amortization expense is primarily related to additions of property and equipment and intangible assets as a result of the 2015 and 2016 acquisitions, a full year of depreciation related to River Oaks, which was opened in October 2015, and the opening of Laguna Treatment Hospital in June 2016.

Acquisition-related Expense

Acquisition-related expense decreased $0.7 million, or 20.9%, to $2.7 million for the year ended December 31, 2016 from $3.4 million for the year ended December 31, 2015. The decrease in acquisition-related expense for the year ended December 31, 2016 was primarily related to professional fees and travel costs associated with our acquisition activity in fiscal 2016 as compared to 2015. As a percentage of revenue, acquisition-related expense was 1.0% of total revenue for the year ended December 31, 2016, compared to 1.6% of total revenue for the year ended December 31, 2015.

Interest Expense

Interest expense increased $4.6 million, or 126.6%, to $8.2 million for the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The increase in interest expense was primarily the result of an increase in outstanding debt and in interest rates. Outstanding debt at December 31, 2016 was approximately $189.1 million compared to $145.1 million at December 31, 2015. Our weighted average interest rate on outstanding debt at December 31, 2016 was 5.0% compared to 3.0% at December 31, 2015. As a percentage of revenue, interest expense was 2.9% of total revenue for the year ended December 31, 2016 compared to 1.7% of total revenue for the year ended December 31, 2015.

Gain on Contingent Consideration

Gain on contingent consideration was $1.4 million for the year ended December 31, 2016. The gain on contingent consideration is directly attributable to the Townsend Acquisition in April 2016, as it pertains to 2016 results against certain performance measures specified in the purchase agreement. There was no gain on contingent consideration for the year ended December 31, 2015.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under our 2017 Credit Facility and cash received from the 2017 Sale-Leaseback. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a decrease in our net cash generated from operations due to a decrease in payments from commercial insurance companies or our ability to access capital markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements, credit ratings and general market conditions.

We anticipate that our current level of cash on hand, internally generated cash flows and our revolver will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations, and capital expenditures for at least the next twelve months. However, to the extent we pursue acquisitions or facility expansions in the future, we may need to access additional capital resources to fund such activities. In conjunction with our pending acquisition of AdCare, we also secured a $65.0 million incremental term loan commitment in conjunction with the 2017 Credit Facility.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provided by operating activities	$19,292	$143	$6,193
Used in investing activities	(34,041)	(56,454)	(143,402)
Provided by financing activities	24,603	41,525	107,419
Net increase (decrease) in cash and cash equivalents	$9,854	$(14,786)	$(29,790)

Net Cash Provided by Operating Activities

Cash provided by operating activities was $19.3 million for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. Cash flows provided by operations for the year ended December 31, 2017 was primarily related to non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, accrued litigation settlement, equity compensation, loss on extinguishment of debt, etc.) offsetting net loss as well as a 15.1% increase in cash collections for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Working capital totaled $51.4 million at December 31, 2017 and $51.1 million at December 31, 2016.

Cash provided by operating activities was $0.1 million for the year ended December 31, 2016, compared to $6.2 million for the year ended December 31, 2015. Cash flows provided by operations for the year ended December 31, 2016 was primarily related to non-cash expenses (e.g., provision for doubtful accounts, depreciation and amortization, equity compensation, etc.) offsetting net loss. Approximately $4.0 million of increased cash outflows was related to certain litigation in California. Working capital totaled $51.1 million at December 31, 2016 and $52.2 million at December 31, 2015.

Net Cash Used in Investing Activities

Cash used in investing activities was $34.0 million for the year ended December 31, 2017, a decrease of $22.5 million compared to cash used in investing activities of $56.5 million for the year ended December 31, 2016. Cash used in investing activities for the year ended December 31, 2017 was primarily related to work on our de novo projects, including the expansion and renovations at Oxford Treatment Center, Resolutions Las Vegas, Resolutions Arlington and Ringwood.

Cash used in investing activities was $56.5 million for the year ended December 31, 2016, a decrease of $86.9 million compared to cash used in investing activities of $143.4 million for the year ended December 31, 2015. Cash used in investing activities for the year ended December 31, 2016 was primarily related to $12.5 million in cash for the acquisition of Townsend Treatment Center on April 1, 2016, $5.4 million for the acquisition of a 100-room hotel in Arlington, Texas that is being converted into sober living beds to be used in support of the Greenhouse Outpatient Center, $6.7 million related to the acquisition of Solutions Treatment Center, $8.9 million related to the Oxford Treatment Center, $3.5 million related to the Ringwood property, $2.2 million related to the development of Laguna Treatment Hospital, with the remaining amount related to continuing costs associated with our expansion projects at existing facilities and other de novo projects.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $24.6 million for the year ended December 31, 2017, a decrease of $16.9 million compared to cash provided by financing activities of $41.5 million for the year ended December 31, 2016. Cash provided by financing activities for the year ended December 31, 2017 was primarily related to net proceeds from the 2017 Sale-Leaseback as well as debt borrowings and repayments. Refer to Note 7 (Debt) for further information regarding the 2017 Credit Facility. Refer to Note 8 (Financing Lease Obligation) for further information regarding the 2017 Sale-Leaseback.

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

Financing Relationships

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

The proceeds of the 2017 Term Loan were used by the Company to (i) prepay all existing indebtedness outstanding under the 2015 Credit Agreement (as defined below) and the Deerfield Facility (as further described below), (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. The proceeds of the 2017 Revolver drawn at closing were used (i) to pay the Deerfield Consent Fee in full, (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. Proceeds from any additional borrowings under the 2017 Revolver will be used solely for general corporate purposes.

The 2017 Term Loan matures on June 30, 2023, bears interest at LIBOR plus 6.75% per annum (with a 1.0% floor) or Alternative Base Rate (as defined in the 2017 Credit Facility) plus 5.75% per annum and has incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Revolver matures on June 30, 2022, and bears interest at LIBOR plus 6.00% per annum or Alternative Base Rate plus 5.00% per annum. The 2017 Credit Facility reduced covenant restrictions and increased borrowing capacity as compared to the 2015 Credit Facility and the Deerfield Facility.

On September 25, 2017, we entered into the Incremental Agreement, relating to the 2017 Credit Facility. The Incremental Agreement provided for an increase in our existing revolving line of credit from $40.0 million to $55.0 million. This was entered into in connection with providing financing and debt capacity for operations and the pending AdCare acquisition.

On October 6, 2017, in conjunction with our pending acquisition of AdCare, we also secured a $65.0 million incremental term loan commitment in conjunction with the 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, we committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, and which increased to LIBOR plus 6.75% from November 2017 until the closing date of the acquisition.

Financing Lease Obligation

On August 9, 2017, we entered into the 2017 Sale-Leaseback (as defined above) with MedEquities (as defined above), whereby MedEquities purchased the Sale-Leaseback Facilities (as defined above).

Simultaneously with the sale of the Sale-Leaseback Facilities, we entered into the Lease, in which we will continue to operate the Sale-Leaseback Facilities. The Lease provides for a 15-year term with two separate renewal terms of five years each if we choose to exercise our right to extend the Lease.

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

2015 Credit Facility

For discussion of our 2015 Credit Facility and a summary of its terms, see Note 7 (Long-Term Debt) to the accompanying consolidated financial statements.

In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, the 2015 Credit Facility was prepaid in full, and as of December 31, 2017, no amounts were outstanding under the 2015 Credit Facility.

Deerfield Financing

For discussion of the Deerfield Facility and a summary of its terms, see Note 7 (Long-Term Debt) to the accompanying consolidated financial statements. In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, we terminated the Deerfield Facility and paid to Deerfield the Deerfield Consent Fee, and as of December 31, 2017, no amounts were outstanding under the Deerfield Facility.

Related Party Notes Payable

At December 31, 2015, we had outstanding notes payable of $1.2 million resulting from the seller financing of the acquisition of certain assets of AJG Solutions and its subsidiaries and the equity of B&B Holdings INTL LLC. On February 29, 2016, we paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million, and accordingly, as of December 31, 2017 and December 31, 2016, no amounts were outstanding.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 11.6% and have maturity dates through April 2020. Total obligations under capital leases at December 31, 2017 were $1.0 million, of which $0.7 million was included in the current portion of long-term debt. Total obligations under capital leases at December 31, 2016 were $1.7 million, of which $0.7 million was included in the current portion of long-term debt.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of December 31, 2017:

	Payments due by period:
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Senior secured loans(1)	$285,968	$21,633	$74,335	$190,000	$—
Capital lease obligations(2)	1,090	781	309	—	—
Operating lease obligations	70,673	9,090	15,659	12,753	33,171
Financing lease obligation(3)	35,805	2,201	4,502	4,638	24,464
Committed financing ticking fee(4)	811	811	—	—	—
Total	$394,347	$34,516	$94,805	$207,391	$57,635

(1)

Amounts include required principal and interest payments. The estimated interest payments assume no change in LIBOR, or the base rate as defined in the Company’s 2017 Credit Facility, as of December 31, 2017. The above table does not include any principal or interest payments that are or may become due as a result of the Incremental Agreement or the incremental term loan, each as contemplated in connection with the pending AdCare acquisition.

(2)	Includes future cash payments, including interest, due under our capital lease arrangements.
(3)	Refer to Footnote 8 (Financing Lease Obligation) for further information.
(4)

On October 6, 2017, in conjunction with our pending acquisition of AdCare, we also secured a $65.0 million incremental term loan commitment in conjunction with the 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, we committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, and which increased to LIBOR plus 6.75% from November 2017 until the closing date of the acquisition. Interest accrued for during the year ended December 31, 2017. Refer to Footnote 7 (Long-Term Debt) for further information.

Consolidation of VIEs

The Professional Groups engage physicians and mid-level service providers to provide professional services to our clients through professional services agreements with each treatment facility. Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility. The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates. Each of the professional services agreements has a term of five years and will automatically renew for additional one-year periods.

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded the balance as a receivable on our balance sheet. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenue collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged interest at commercially reasonable rates. We had receivables from the Professional Groups at December 31, 2017. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

The Company has entered into written management services agreements with each of the Professional Groups under which the Company provides management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreements, the Professional Groups’ monthly revenue will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by the Company for the benefit of the Professional Groups and, thereafter, to the payment to the Company of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenue. As described above, the Company also provides financial support to each Professional Group on an as-needed basis to cover any shortfall between revenue collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the seven Professional Groups as VIEs.

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services, sober living accommodations for our clients and space for administrative facilities. Rent expense was $7.5 million and $7.4 million for the years ended December 31, 2017 and 2016, respectively.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we are required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses included in the financial statements. Estimates are based on historical experience and other available information, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following accounting policies are considered critical to our operating performance and involve subjective and complex assumptions and assessments.

Revenue Recognition

We provide services to our clients in both inpatient and outpatient treatment settings. Revenue is recognized when services are performed at the estimated net realizable value amount from clients, third-party payors and others for services provided. We receive the majority of payments from commercial payors at out-of-network rates. Client service revenue is recorded at established billing rates less adjustments to estimate net realizable value. Adjustments are recorded to state client service revenue at the amount expected to be collected for the service provided based on historic adjustments for out-of-network services not under contract. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.

Prior to admission, insurance coverage, as applicable, is verified and the client self-pay amount is determined. The client self-pay portion is generally collected upon admission. In some instances, clients will pay out-of-pocket as services are provided or will make a deposit and negotiate the remaining payments. These out-of-pocket payments are included in accrued liabilities in the accompanying consolidated balance sheets and revenue related to these payments is deferred and recognized over the period services are provided. We do not recognize revenue for any amounts not collected from the client. From time to time, we may provide scholarships to a limited number of clients. We do not recognize revenue for scholarships provided.

We recognize revenue from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our methodology related to our net realizable value is designed to react to potential changes in reimbursements by facility, by type of service and by payor. Management adjusts the expected realization discount, on a per facility basis, to reflect a historical analysis of reimbursement data by facility in addition to considering the type of services provided, the payors and the gross client charge rates by facility.

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If our actual collections either exceed or are less than the net realizable value estimates, we will record a revenue adjustment, either positive or negative, for the difference between our estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred.

Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses through our operating subsidiary RSG, and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Non-client related revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from third-party commercial payors and clients, and are recorded net of contractual discounts. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Accounts receivable are reported net of the allowance for doubtful accounts, which is management’s best estimate of accounts receivable that could become uncollectible in the future. Accordingly, the accounts receivable reported in our consolidated financial statements are recorded at the net amount expected to be received. Our primary collection risks are (i) the risk of overestimating our net revenue at the time of billing that may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner and (v) the risk of non-payment from uninsured clients. In evaluating the collectability of accounts receivable and evaluating the adequacy of our allowance for doubtful accounts, management considers a number of factors, including historical experience, the age of the accounts and current economic trends. We continually monitor our accounts receivable balances and utilize retrospective reviews and cash collection data to support our estimates of the allowance for doubtful accounts. Estimates of our allowance for doubtful accounts are determined on a quarterly basis and adjusted monthly thereafter based on actual collections. If actual future collections are less favorable than those projected by management, additional allowances for uncollectible accounts may be required. There can be no guarantee that we will continue to experience the same collection rates that we have experienced in the past. We do not believe that there are any significant concentrations of revenue from any particular payor that would subject us to significant credit risks in the event a payor becomes unwilling or unable to pay claims.

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

In 2017, the Financial Accounting Standards Board issued Accounting Standard Update 2017-04, “Simplifying the Test for Goodwill Impairment” which eliminates the previous requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Goodwill is assessed for impairment using a fair value approach at the reporting unit level.

In assessing the recoverability of goodwill, we consider historical results, current operating trends and results, and make estimates and assumptions about revenue, margins and discount rates based on our budgets, business plans, economic projections and anticipated future cash flows. Each of these factors contains inherent uncertainties, and management exercises substantial judgment and discretion in evaluating and applying these factors.

The annual goodwill impairment test is performed as of December 31 of each year. We concluded that the carrying value of the reporting unit as of December 31, 2017 did not exceed its fair value, and thus no indication of impairment was present.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2017 consisted of $207.4 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $2.1 million on an annual basis based upon our borrowing level at December 31, 2017.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

Report of Management on Internal Control Over Financial Reporting for the Fiscal Year Ended December 31, 2017

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

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to information set forth under the captions “Corporate Governance,” “Management” and “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders scheduled to be held on or about May 15, 2018, which we intend to file within 120 days after our fiscal year end.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Nominating and Corporate Governance Committee, Audit Committee and the Compensation Committee, are available on the Investor Relations section of our website at www.americanaddictioncenters.com under the captions “About Us,” “Investor Relations,” “Corporate Profile” and “Governance Documents.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to AAC Holdings, Inc., 200 Powell Place, Brentwood, Tennessee 37027, Attention: Kathryn Sevier Phillips, Chief Legal Officer, General Counsel and Secretary. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders scheduled to be held on or about May 15, 2018, which we intend to file within 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders scheduled to be held on or about May 15, 2018, which we intend to file within 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders scheduled to be held on or about May 15, 2018, which we intend to file within 120 days after our fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information set forth under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders scheduled to be held on or about May 15, 2018, which we intend to file within 120 days after our fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the Company and are incorporated by reference herein.

Exhibit No.	Description
2.1†

Securities Purchase Agreement, dated September 13, 2017, by and among AAC Holdings, Inc., AAC Healthcare Network, Inc., AdCare, Inc., and AdCare Holding Trust (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File 001-36643), filed on September 13, 2017 and incorporated herein by reference).

2.2†

Securities Purchase Agreement, dated July 2, 2015, by and among AAC Holdings, Inc., American Addiction Centers, Inc., Sober Media Group, LLC, Sellers’ Representative and the direct and indirect owners of Referral Solutions Group, LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36643), filed on July 8, 2015 and incorporated herein by reference).

2.3†

Asset Purchase Agreement, dated May 8, 2015, by and among American Addiction Centers, Inc., Oxford Treatment Center, LLC, The Oxford Centre, Inc. and River Road Management, LLC (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-36643), filed on August 3, 2015 and incorporated herein by reference).

2.4†

Amendment to the Asset Purchase Agreement, dated August 10, 2015, by and among American Addiction Centers, Inc., Oxford Treatment Center, LLC, BHR Oxford Real Estate, LLC, The Oxford Centre, Inc. and River Road Management, LLC (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 12, 2015 and incorporated herein by reference).

2.5†

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

10.2+

Form of Non-Employee Director Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.3+

Form of Director Indemnification Agreement (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on July 11, 2014 and incorporated herein by reference).

10.4+

AAC Holdings, Inc. 2014 Equity Incentive Plan as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on May 17, 2017 and incorporated herein by reference).

10.5+

AAC Holdings, Inc. Employee Stock Purchase Plan as amended (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on May 17, 2017 and incorporated herein by reference).

10.6

Credit Agreement, dated June 30, 2017, by and among AAC Holdings, Inc., Credit Suisse AG, as administrative agent and collateral agent and the Lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 3, 2017 and incorporated herein by reference).

10.7

Guarantee and Collateral Agreement, dated June 30, 2017, by and among AAC Holdings, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 3, 2017 and incorporated herein by reference).

10.8

Purchase and Sale Agreement, dated August 7, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and MedEquities Realty Operating Partnership, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.9

Master Lease, dated August 9, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC, AAC Las Vegas Outpatient Center, LLC, AAC Dallas Outpatient Center, LLC, MRT of Nevada – ATF, LLC and MRT of Texas – ATF, LLC. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.10

Master Lease Guaranty, dated August 9, 2017, by and among AAC Holdings, Inc., MRT of Nevada – ATF, LLC and MRT of Texas – ATF, LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.11*+	Separation Agreement and Release, dated September 8, 2017, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and Jerrod N. Menz.
10.12

Incremental Loan Assumption Agreement, dated September 25, 2017, by and between AAC Holdings, Inc., the Incremental Revolving Credit Lenders, Credit Suisse AG, as administrative agent, and the other Loan Parties (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on September 26, 2017 and incorporated herein by reference).

10.13+

Separation Agreement and Release, dated November 9, 2017, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and Kirk R. Manz (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on November 13, 2017 and incorporated herein by reference).

10.14*+	Employment Offer Letter, dated December 4, 2017, by and between AAC Holdings, Inc. and Michael Nanko.
21.1*	List of subsidiaries.
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AAC Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAC Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2011.

Nashville, Tennessee

February 23, 2018

AAC HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Client related revenue	$308,538	$270,569	$205,752
Non-client related revenue	9,103	9,201	6,509
Total revenue	317,641	279,770	212,261

Operating expenses
Salaries, wages and benefits	146,390	141,073	91,406
Client related services	27,031	24,446	15,754
Provision for doubtful accounts	36,914	21,485	18,113
Advertising and marketing	12,315	18,275	20,821
Professional fees	12,638	16,468	10,316
Other operating expenses	36,309	29,627	22,708
Rentals and leases	7,514	7,363	5,298
Litigation settlement	23,607	1,292	2,379
Depreciation and amortization	21,504	17,686	7,837
Acquisition-related expenses	1,162	2,691	3,401
Total operating expenses	325,384	280,406	198,033
(Loss) income from operations	(7,743)	(636)	14,228
Interest expense, net (including change in fair value of interest rate swaps of ($108), ($180), and $431, respectively)	16,811	8,175	3,607
Loss on extinguishment of debt	5,435	—	—
Gain on contingent consideration	—	(1,350)	—
Bargain purchase gain	—	—	(1,775)
Other income (loss), net	116	(500)	(725)
(Loss) income before income tax expense	(30,105)	(6,961)	13,121
Income tax (benefit) expense	(5,018)	(1,220)	4,780
Net (loss) income	(25,087)	(5,741)	8,341
Less: net loss attributable to noncontrolling interest	4,508	5,152	2,833
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(20,579)	(589)	11,174
BHR Series A Preferred Unit dividends	—	—	(147)
Redemption of BHR Series A Preferred Units	—	—	(534)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(20,579)	$(589)	$10,493

Basic (loss) earnings per common share	$(0.88)	$(0.03)	$0.49
Diluted (loss) earnings per common share	$(0.88)	$(0.03)	$0.48
Weighted-average common shares outstanding:
Basic	23,277,444	22,718,117	21,605,037
Diluted	23,277,444	22,718,117	21,661,259

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$13,818	$3,964
Accounts receivable, net of allowances	94,096	87,334
Prepaid expenses and other current assets	4,022	5,181
Total current assets	111,936	96,479
Property and equipment, net	152,548	141,307
Goodwill	134,396	134,396
Intangible assets, net	8,829	10,356
Deferred tax assets, net	8,010	598
Other assets	12,556	748
Total assets	$428,275	$383,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,579	$9,155
Accrued and other current liabilities	27,661	25,780
Accrued litigation	23,607	962
Current portion of long-term debt	4,722	9,445
Total current liabilities	60,569	45,342
Long-term debt, net of current portion and debt issuance costs	196,451	179,661
Financing lease obligation, net of current portion	24,541	—
Other long-term liabilities	10,546	4,093
Total liabilities	292,107	229,096

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 23,872,436 and 23,673,907 shares issued and outstanding at December 31, 2017 and 2016, respectively	24	24
Additional paid-in capital	152,430	145,963
Retained (deficit) earnings	(1,460)	19,119
Total stockholders’ equity	150,994	165,106
Noncontrolling interest	(14,826)	(10,318)
Total stockholders’ equity including noncontrolling interest	136,168	154,788
Total liabilities and stockholders’ equity	$428,275	$383,884

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional	Retained	Stockholders’	Non-	Total
	Shares		Paid-in	(Deficit)	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interests	Equity
Balance at December 31, 2014	21,374,374	$21	$88,238	$9,215	$97,474	$(2,333)	$95,141
Common stock granted and issued under stock incentive plan, net of forfeitures	806,892	1	5,375	—	5,376	—	5,376
Excess tax benefit from equity awards	—	—	33	—	33	—	33
Effect of employee stock purchase plan	12,637	—	554	—	554	—	554
BHR Series A Preferred Unit dividends	—	—	—	(147)	(147)	—	(147)
Redemption of Series A BHR Preferred Units	—	—	—	(534)	(534)	—	(534)
Acquisition of Clinical Services of Rhode Island, Inc.	42,460	—	1,343	—	1,343	—	1,343
Acquisition of Referral Solutions Group, LLC	540,193	1	24,173	—	24,174	—	24,174
Acquisition of Taj Media, LLC	37,253	—	1,667	—	1,667	—	1,667
Acquisition of marketing intangibles	—	—	540	—	540	—	540
Net income	—	—	—	11,174	11,174	(2,833)	8,341
Balance at December 31, 2015	22,813,809	$23	$121,923	$19,708	$141,654	$(5,166)	$136,488
Common stock granted and issued under stock incentive plan, net of forfeitures	106,663	—	8,823	—	8,823	—	8,823
Common stock withheld for minimum statutory taxes	(65,089)	—	(895)	—	(895)	—	(895)
Effect of employee stock purchase plan	44,174	—	682	—	682	—	682
Townsend Acquisition	447,369	1	9,112	—	9,113	—	9,113
Solutions Acquisition	309,871	—	6,318	—	6,318	—	6,318
Acquisition of marketing intangibles	17,110	—	—	—	—	—	—
Net loss	—	—	—	(589)	(589)	(5,152)	(5,741)
Balance at December 31, 2016	23,673,907	$24	$145,963	$19,119	$165,106	$(10,318)	$154,788
Common stock granted and issued under stock incentive plan, net of forfeitures	229,958	—	7,513	—	7,513	—	7,513
Common stock withheld for minimum statutory taxes	(76,385)	—	(660)	—	(660)	—	(660)
Effect of employee stock purchase plan	97,589	—	614	—	614	—	614
Common stock recouped from escrow for contingent consideration on acquisition	(52,633)	—	(1,000)	—	(1,000)	—	(1,000)
Net loss	—	—	—	(20,579)	(20,579)	(4,508)	(25,087)
Balance at December 31, 2017	23,872,436	$24	$152,430	$(1,460)	$150,994	$(14,826)	$136,168

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(25,087)	$(5,741)	$8,341
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	36,914	21,485	18,113
Depreciation and amortization	21,504	17,686	7,837
Equity compensation	7,513	8,823	5,757
Loss on disposal of property and equipment	55	163	365
Loss on extinguishment of debt	5,435	—	—
Gain on contingent consideration	—	(1,350)	—
Bargain purchase gain	—	—	(1,775)
Amortization of debt issuance costs	1,564	633	261
Deferred income taxes	(7,412)	(1,793)	962
Changes in operating assets and liabilities:
Accounts receivable	(43,676)	(45,838)	(46,097)
Prepaid expenses and other assets	(6,725)	2,510	(1,924)
Accounts payable	(4,576)	824	5,061
Accrued liabilities	4,685	2,973	8,821
Accrued litigation	22,645	162	642
Other long term liabilities	6,453	(394)	(171)
Net cash provided by operating activities	19,292	143	6,193
Cash flows from investing activities:
Purchase of property and equipment	(33,041)	(37,304)	(51,525)
Acquisition of subsidiaries	—	(18,825)	(89,985)
Change in funds held on acquisition	(1,000)	(325)	(1,100)
Purchase of intangible assets	—	—	(540)
Purchase of other assets, net	—	—	(252)
Net cash used in investing activities	(34,041)	(56,454)	(143,402)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	(211,094)	(5,376)	(27,770)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	18,000	48,930	145,007
Payments on 2017 Credit Facility	(17,126)	—	—
Proceeds from 2017 Credit Facility, net of deferred financing costs	211,073	—	—
Proceeds from financing lease obligation, net of deferred financing costs	24,621	—	—
Payments on capital leases	(791)	(834)	(747)
Repayment of long-term debt — related party	—	(1,195)	(542)
Change in funds held on acquisition	1,000	—	—
Payment of employee taxes for net share settlement	(1,080)	—	—
Redemption of BHR Series A Preferred Units	—	—	(8,529)
Net cash provided by financing activities	24,603	41,525	107,419
Net change in cash and cash equivalents	9,854	(14,786)	(29,790)
Cash and cash equivalents, beginning of period	3,964	18,750	48,540
Cash and cash equivalents, end of period	$13,818	$3,964	$18,750

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$16,088	$4,933	$3,404
Income taxes, net of refunds	$367	$2,626	$1,250

Supplemental information on non-cash investing and financing transactions:
2016 Acquisitions:
Purchase price, including contingent consideration	$(2,000)	$33,930	$1,100
Buyer common stock received (issued)	1,000	(15,105)	—
Cash (received) paid for acquisition	$(1,000)	$18,825	$1,100
2015 Acquisitions:
Purchase price	$—	$—	$117,168
Buyer common stock issued	—	—	(27,183)
Cash paid for acquisition	$—	$—	$89,985

Acquisition of equipment through capital lease	$82	$1,807	$291
Accrued purchase of property and equipment	$800	$2,650	$1,487
Accrued employee taxes for net share settlement	$475	$895	$—

See accompanying notes to consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company”), was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides inpatient and outpatient substance use treatment services for individuals with drug and alcohol addiction. In addition to the Company’s inpatient and outpatient substance use treatment services, the Company performs drug testing, diagnostic laboratory services, and provides physician services to clients. As of December 31, 2017, we operated numerous facilities located throughout the United States, including residential substance abuse treatment facilities, standalone outpatient centers and sober living facilities, that focused on delivering effective clinical care and treatment solutions.

The Company is also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets that service millions of website visits each month. Through the Company’s portfolio of websites, such as Rehabs.com and Recovery.org, it serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities. The Company also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of December 31, 2017 and seven Professional Groups that constituted VIEs as of December 31, 2016. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding to the Professional Groups and the obligation and likelihood of absorbing all expected gains and losses of the Professional Groups, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying consolidated balance sheets include assets of $2.1 million and $1.4 million as of December 31, 2017 and 2016, respectively, and liabilities of $0.4 million and $0.7 million, respectively, related to the VIEs. The accompanying consolidated income statements include net loss attributable to noncontrolling interest of $4.5 million, $5.2 million and $2.8 million related to the VIEs for the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to insurance adjustments, provisions for doubtful accounts, goodwill and intangible assets, long-lived assets, deferred revenue and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $96.1 million, $74.8 million, and $48.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Client Related Revenue

The Company provides services to its clients in both inpatient and outpatient treatment settings. Client related revenues are recognized when services are performed at estimated net realizable value from clients, third-party payors and others for services provided. The Company receives the majority of payments from commercial payors at out-of-network rates. Client related revenues are recorded at established billing rates less adjustments to estimate net realizable value. Adjustments are recorded to state client service revenue at the amount expected to be collected for the service provided based on historic adjustments for out-of-network services not under contract. Prior to admission, each client’s insurance is verified and the client self-pay amount is determined. The client self-pay portion is generally collected upon admission. In some instances, clients will pay out-of-pocket as services are provided or will make a deposit and negotiate the remaining payments. These out-of-pocket payments are included in accrued liabilities in the accompanying consolidated balance sheets, and revenue related to these payments is deferred and recognized over the period services are provided. From time to time, scholarships may be provided to a limited number of clients. The Company does not recognize revenue for care provided via scholarships.

For the year ended December 31, 2017, approximately 11.4% of the Company’s revenue was derived from Blue-Cross Blue Shield of Nevada, 10.9% came from Blue-Cross Blue-Shield of Texas and 10.3% came from Blue-Cross Blue-Shield of Florida. No other payor accounted for more than 10% of the Company’s revenue for the year ended December 31, 2017.

For the year ended December 31, 2016, approximately 10.5% of the Company’s revenue was derived from Anthem Blue-Cross Blue-Shield of Florida, 10.4% by Blue-Cross Blue-Shield of Texas and 10.4% by Aetna. No other payor accounted for more than 10% of revenue for the year ended December 31, 2016.

For the year ended December 31, 2015, approximately 15.1% of the Company’s revenue was derived from Anthem Blue-Cross Blue-Shield of Colorado, 12.5% came from Blue-Cross Blue-Shield of Texas, 11.5% came from Aetna and 11.1% came from Blue-Cross Blue-Shield of California. No other payor accounted for more than 10% of the Company’s revenue for the year ended December 31, 2015.

Non-Client Related Revenue

Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses and diagnostic laboratory services provided to clients of third-party addiction treatment providers. Non-client related revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

Allowance for Contractual and Other Discounts

The Company derives the majority of its revenue from non-governmental commercial payors at out-of-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience. The services authorized and provided and the related reimbursements are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors and is recorded net of contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accounts receivable is reported net of an allowance for doubtful accounts, which is management’s best estimate of accounts receivable that could become uncollectible in the future. Accordingly, accounts receivable reported in the Company’s consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimating net revenue at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the client and (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness of payors and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Approximately $14.6 million and $10.4 million of accounts receivable, net of the allowance for doubtful accounts, at December 31, 2017 and 2016, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the estimated balance. An account is written off only after the Company has exhausted collection efforts or otherwise determines an account to be uncollectible.

At December 31, 2017, 13.0% of accounts receivable was from Anthem Blue-Cross Blue-Shield of Nevada and 10.0% was from Blue-Cross Blue-Shield of Texas. At December 31, 2016, 11.6% of accounts receivable was from Anthem Blue-Cross Blue-Shield of Colorado and 10.3% was from Blue-Cross Blue-Shield of California. No other payor accounted for more than 10% of accounts receivable at December 31, 2017 or 2016.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2014	$8,468
Additions charged to provision for doubtful accounts	18,113
Accounts written off, net of recoveries	(9,704)
Balance at December 31, 2015	$16,877
Additions charged to provision for doubtful accounts	21,485
Accounts written off, net of recoveries	(10,234)
Balance at December 31, 2016	$28,128
Additions charged to provision for doubtful accounts	36,914
Accounts written off, net of recoveries	(6,968)
Balance at December 31, 2017	$58,074

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost or at acquisition date fair value for assets obtained in business combinations, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest paid on debt that is outstanding while construction projects are in progress, and such interest is included in the cost of the related asset. Capitalized interest recognized by the Company for the year ended December 31, 2017 was $0.7 million. Assets held for development are classified as construction in progress, and the Company does not depreciate these assets until they are placed in service. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is less. Assets under capital leases are amortized over the lease term or in the event of transfer of ownership at the end of the lease over the economic life of the leased asset. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets, as follows:

Range of Lives
Computer software and equipment	3 years
Buildings	36 years
Furniture, fixtures and equipment	5 years
Vehicles	5 years
Equipment under capital lease	3-5 years
Leasehold improvements	Life of the asset or lease,
whichever is less

Goodwill and Intangible Assets

The Company has only one operating segment, substance abuse and behavioral healthcare treatment services, for segment reporting purposes. The substance abuse and behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2017 and 2016 resulted in no impairment charges. The Company has no intangible assets with indefinite useful lives other than goodwill.

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

Long-Lived Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Impairment is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did not identify any indicators of impairment during the years ended December 31, 2017, 2016 and 2015.

Accrued and Other Current Liabilities

The Company’s accrued liabilities, reflected as a current liability in the accompanying consolidated balance sheets, consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Accrued payroll liabilities	13,197	13,501
Income taxes payable	2,066	244
Accrued property, plant, and equipment	800	2,650
Other	11,598	9,385
Total accrued liabilities	$27,661	$25,780

Separately disclosed on the balance sheet as of December 31, 2017 are accrued litigation expenses of $23.6 million, which includes $23.3 million of expenses related to shareholder lawsuits that were settled in principle in December 2017, subject to court approval, which cannot be assured. Refer to Note 14 (Commitments and Contingencies) for further information regarding these matters.

Segments

The focus of all Company operations is centered on a single service, substance abuse and behavioral healthcare treatment. The Company is organized and operates as one reportable segment, consisting of various treatment facilities located in the United States. The treatment facilities have similar economic characteristics, services and clients. Management has the ability to direct and serve clients in any of these facilities, which allows it to operate the Company’s business and analyze its revenue on a system-wide basis, rather than focusing on any individual facility. The Company’s chief operating decision maker evaluates performance and manages resources based on the results of the consolidated operations as a whole.

Advertising Expenses

Advertising costs are expensed as the related activity occurs.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the fair-value based method for costs related to all share-based payments. The fair value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of operations.

Earnings Per Share

Basic and diluted earnings per common share are calculated based on the weighted-average number of common shares outstanding in each period and non-vested shares, to the extent such securities have a dilutive effect on earnings per share using the treasury stock method.

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

Comprehensive Income

As of December 31, 2017, 2016, and 2015, the Company did not have any components of other comprehensive income. As such, comprehensive income was the same as net income for each of the periods presented in the accompanying consolidated statements of operations.

Recent Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and interim impairment tests for periods beginning after December 15, 2019. The Company chose to early adopt ASU 2017-04 during the year ended December 31, 2017. The adoption did not have an impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Among other clarifications, ASU 2016-15 clarifies certain items, including the classification of payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, which will now be included in the Financing Activities section in the Statements of Cash Flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company chose to early adopt the provisions of ASU 2016-15 during the year ended December 31, 2017, which impacted the consolidated statement of cash flows by allowing debt extinguishment costs incurred during the year ended December 31, 2017 to be classified as a financing activity rather than an operating activity.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that all excess tax benefits and tax deficiencies resulting from share-based payments be recognized as income tax expense or benefit in the income statement, which eliminates the accounting for additional paid-in capital pools. ASU 2016-09 also allows companies to make an entity-wide policy election to either estimate the number of stock-based awards that are expected to vest or account for forfeitures as they occur. The Company’s policy is to recognize forfeitures as they occur rather than estimating future forfeitures. With regards to the Statement of Cash Flows, both inflows and outflows of cash related to excess tax benefits will be classified as operating activities, whereas prior to this update, excess tax benefits as cash inflows were to be classified as financing activities. Also, cash paid by an employer when directly withholding shares for tax-withholding purposes (“net share settlement”) will now be classified as a financing activity. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 on a prospective basis, effective January 1, 2017. Prior periods have not been adjusted. The adoption of the ASU impacted the classification of tax payments made by the Company on behalf of its employees for net share settlement amounts within the consolidated statement of cash flows, resulting in $1.1 million of tax payments being classified as a financing activity during the year ended December 31, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company anticipates that the adoption of ASU 2016-02 will result in an increase in both total assets and total liabilities. The Company is continuing to evaluate the impact that adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method and the modified retrospective approach. The Company adopted the standard on January 1, 2018 using the modified retrospective approach.

The Company has analyzed the impact of the standard based on a review of its accounting policies and practices in relation to the five-step model to ensure proper assessment of our operating results under Topic 606.

The analysis of our processes under the new revenue standard is substantially complete and supports the recognition of revenue over time as our clients simultaneously receive and consume the benefits of our services. However, the adoption of the standard will have an impact on the calculation of revenue recognized and the provision for doubtful accounts due to additional requirements within Topic 606. The Company is required to update its estimate of the transaction price at the end of each reporting period, and any amounts allocated to a satisfied performance obligation are recognized as revenue or a reduction of revenue in the period in which the transaction price changes. Changes in the Company’s expectation of the amount it will receive from the patient or commercial payors will be recorded in revenue unless there is a specific event that suggests the client or third-party payor no longer has the ability and intent to pay the amount due and, therefore, the changes in its estimate of variable consideration better represent an impairment, or bad debt. As a result of these new requirements, substantially all of the Company’s adjustments related to bad debt will now be recorded as a direct reduction to revenue.

Adoption of the new standard will have no material impact on our consolidated balance sheet, cash flows statements or net income.

4. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under stock-based payment arrangements, and outstanding convertible debt securities. Diluted EPS attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of fully diluted common shares outstanding during the period.

The following table sets forth the components of the numerator and denominator used in the calculation of basic and diluted EPS (in thousands except share data):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net (loss) income attributable to AAC Holdings, Inc.	$(20,579)	$(589)	$11,174
Less: Series A Preferred Unit dividends	—	—	(147)
Less: Redemption of BHR Series A Preferred Units	—	—	(534)
Net (loss) income available to common shares	$(20,579)	$(589)	$10,493
Denominator
Weighted-average shares outstanding – basic	23,277,444	22,718,117	21,605,037
Dilutive securities	—	—	56,222
Weighted-average shares outstanding – diluted	23,277,444	22,718,117	21,661,259

Basic (loss) earnings per share	$(0.88)	$(0.03)	$0.49
Diluted (loss) earnings per share	$(0.88)	$(0.03)	$0.48

The Company had 96,130 and 25,181 shares for the years ended December 31, 2017 and 2016, respectively, that are not included in the earnings per share calculation above, because to do so would be anti-dilutive for the periods presented.

5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$15,766	$14,705
Buildings and improvements	130,710	103,742
Equipment and software	32,968	25,206
Construction in progress	22,310	27,841
Total property and equipment	201,754	171,494
Less accumulated depreciation	(49,206)	(30,187)
Property and equipment, net	$152,548	$141,307

Depreciation expense was $20.0 million, $16.1 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Goodwill and Intangible Assets

The Company’s goodwill balance was $134.4 million as of both December 31, 2017 and 2016.

Other intangible assets and related accumulated amortization consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Trademarks	$5,322	$5,322	$1,986	$1,454
Non-compete agreements	1,587	1,587	1,372	1,139
Marketing intangibles	5,651	5,651	1,485	920
Leasehold interests	1,498	1,498	397	206
Other	51	51	40	34
Intangible assets	$14,109	$14,109	$5,280	$3,753

Amortization expense was $1.5 million, $1.5 million, and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Changes to the net carrying value of intangible assets during the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$10,356
Amortization expense	(1,527)
Balance at December 31, 2017	$8,829

At December 31, 2017, all intangible assets are amortized using a straight-line method. The following table presents amortization expense expected to be recognized during fiscal years subsequent to December 31, 2017 (in thousands):

Year Ended December 31,
2018	$1,358
2019	1,322
2020	1,318
2021	1,267
2022	1,159
Thereafter	2,405
Total	$8,829

7. Long-Term Debt

A summary of the Company’s debt obligations is as follows (in thousands):

	December 31,
	2017	2016
Senior secured loans	$207,375	$139,750
Subordinated debt	—	50,000
Unamortized debt issuance costs	(7,233)	(2,386)
Capital lease obligations	1,031	1,742
Total debt	201,173	189,106
Less current portion	(4,722)	(9,445)
Total long-term debt	$196,451	$179,661

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

The 2017 Term Loan matures on June 30, 2023, and requires scheduled quarterly principal repayments in an amount equal to $1.3 million for September 30, 2017, through June 30, 2019, $2.6 million for September 30, 2019, through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023. The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolver matures on June 30, 2022 and $14.5 million was drawn on the 2017 Revolver on June 30, 2017. The Company paid down the outstanding loans under the 2017 Revolver during the three months ended September 30, 2017, and as of December 31, 2017, there were no outstanding loans related to the 2017 Revolver.

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

Borrowings under the 2017 Credit Facility bear interest at a rate tied to the Alternative Base Rate or the Adjusted London Interbank Offered Rate (“LIBOR”) (at the Company’s option, and both as defined in the 2017 Credit Facility). ABR Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bear interest at a rate per annum equal to the Alternative Base Rate plus 5.0% per annum. ABR Loans made under the 2017 Term Loan bear interest at a rate per annum equal to the Alternate Base Rate plus 5.75% per annum. Eurodollar Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bear interest at the applicable Adjusted LIBOR plus 6.0%. Eurodollar Loans made under the 2017 Term Loan bear interest at the applicable Adjusted LIBOR plus 6.75% (with a 1.0% floor). In addition, under the 2017 Credit Facility, the Company will pay a commitment fee for the undrawn portion of the 2017 Revolver of 0.5% per annum, payable on a quarterly basis.

Borrowings under the 2017 Credit Facility are guaranteed by the Company’s wholly owned subsidiary, AAC and certain of its other subsidiaries pursuant to that certain Guarantee and Collateral Agreement, dated as of June 30, 2017, by and among the Company, each of the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (the “Guarantee and Collateral Agreement”). The obligations under the 2017 Credit Facility and the Guarantee and Collateral Agreement are secured by a lien on substantially all of the Company’s and each subsidiary guarantor’s assets.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2017 Credit Facility at any time without premium or penalty, other than (i) customary “breakage” costs with respect to Eurodollar Loans and, (ii) with respect to the 2017 Term Loan, if certain repricing transactions are consummated or certain mandatory repayments are made, (x) a yield maintenance premium within one year after the closing as set forth in the 2017 Credit Facility, (y) a 2.0% premium if paid after the first anniversary of the closing but before the second anniversary of the closing and (z) a 1.0% premium if paid after the second anniversary of the closing but before the third anniversary of the closing.

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

In addition, the 2017 Credit Facility places certain restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; pay dividends and make other restricted payments; undertake transactions with affiliates; enter into restrictive agreements on dividends and other distributions; make negative pledges; enter into certain sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness and modify the terms of certain organizational agreements.

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

On October 6, 2017, in conjunction with the Company’s pending acquisition of AdCare, Inc., the Company secured a $65.0 million incremental term loan commitment in conjunction with the 2017 Credit Facility, subject to customary closing conditions and regulatory provisions. In connection with the financing, the Company committed to a ticking fee that commenced on October 17, 2017, at a rate of LIBOR plus 3.375%, which increased to LIBOR plus 6.75% from November 2017, until the closing date of the acquisition. As of December 31, 2017, the Company had accrued for $0.8 million of expenses related to the ticking fee.

As of December 31, 2017, the Company’s availability under the 2017 Revolver was $55.0 million, less $3.5 million of outstanding letters of credit.

As of December 31, 2017, the Company was in compliance with all applicable covenants under the 2017 Credit Facility.

2015 Credit Facility

On March 9, 2015, the Company entered into a five-year senior secured credit facility (the “2015 Credit Facility”) with Bank of America, N.A., as administrative agent for the lenders party thereto (in connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, the 2015 Credit Facility was repaid in full, and as of December 31, 2017, no amounts were outstanding under the 2015 Credit Facility). The 2015 Credit Facility initially consisted of a $50.0 million revolving credit facility and a $75.0 million term loan. The Company incurred approximately $2.0 million in debt issuance costs related to underwriting and other professional fees, of which approximately $1.1 were million related to the revolving credit loan and approximately $0.9 million were related to the term loan. The Company deferred these costs over the term of the 2015 Credit Facility.

On July 13, 2016, the Company increased its 2015 Credit Facility to $171.3 million, which consisted of a $50.0 million revolving credit facility and a $121.3 million term loan. The facility was scheduled to mature in March 2020 and bore interest at LIBOR plus a margin between 2.25% to 3.75% or a base rate plus a margin between 1.25% and 2.75%, in each case depending on the Company’s leverage ratio. The facility had an accordion feature that provides for an additional $75.0 million of borrowing capacity under the credit facility, subject to certain consents and conditions, including obtaining additional commitments from lenders. As of December 31, 2016, the balance on the term loan was $118.8 million, and the balance on the revolving credit facility was $21.0 million.

On February 27, 2017, the Company amended its 2015 Credit Facility, to, among other things, provide for certain modifications to the terms of the 2015 Credit Agreement, dated as of March 19, 2015, as amended from time to time (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4:25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which would have been applicable when the Consolidated Total Leverage Ratio was equal to or exceeded 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date the Company delivered its next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under the Company’s covenant calculation to account for its February 2017 reduction in workforce.

The 2015 Credit Facility required quarterly term loan principal repayments for the outstanding term loan of $2.3 million for March 31, 2017 to December 31, 2017, $3.9 million from March 31, 2018 to December 31, 2018, and $4.7 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan was scheduled to mature on March 9, 2020. Repayment of the revolving loan is due on the maturity date of March 9, 2020. The 2015 Credit Facility generally required quarterly interest payments, and limited the Company’s ability to pay dividends.

Borrowings under the 2015 Credit Facility were guaranteed by the Company and each of its subsidiaries and were secured by a lien on substantially all of the Company’s and its subsidiaries’ assets. Borrowings under the 2015 Credit Facility bore interest at a rate tied to the Company’s Consolidated Total Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the 2015 Credit Facility, as amended). Eurodollar Rate Loans with respect to the 2015 Credit Facility bore interest at the Applicable Rate plus the Eurodollar Rate (each as defined in the 2015 Credit Facility, as amended) (based upon the LIBOR Rate (as defined in the 2015 Credit Facility, as amended) prior to commencement of the interest rate period). Base Rate Loans with respect to the 2015 Credit Facility bore interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0% (the interest rate at December 31, 2016 was 4.25%). In addition, the Company was required to pay a commitment fee on undrawn amounts under the revolving loan of the 2015 Credit Facility of 0.35% to 0.60% depending on the Company’s Consolidated Total Leverage Ratio (the commitment fee rate at December 31, 2016 was 0.50%). The Applicable Rates and the unused commitment fees of the 2015 Credit Facility, after the February 27, 2017 amendment, were based upon the following tiers:

Pricing Tier	Consolidated Total Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	> 4.00:1.00	3.75%	2.75%	0.60%
2	> 3.50:1.00 but < 4.00:1.00	3.25%	2.25%	0.50%
3	> 3.00:1.00 but < 3.50:1.00	3.00%	2.00%	0.45%
4	> 2.50:1.00 but < 3.00:1.00	2.75%	1.75%	0.40%
5	> 2.00:1.00 but < 2.50:1.00	2.50%	1.50%	0.35%
6	< 2.00:1.00	2.25%	1.25%	0.35%

The 2015 Credit Facility required the Company to comply with customary affirmative, negative and financial covenants, including a Consolidated Fixed Charge Coverage Ratio, Consolidated Total Leverage Ratio and a Consolidated Senior Secured Leverage Ratio (each as defined in the 2015 Credit Facility, as amended). The Company would have been required to pay all of its indebtedness immediately if the Company had defaulted on any of the financial or other restrictive covenants contained in the 2015 Credit Facility. The financial covenants, after the February 27, 2017 amendment, included maintenance of the following:

•	Fixed Charge Coverage Ratio: not permitted to be less than 1.50:1.00 as of the end of any fiscal quarter.
•	Consolidated Total Leverage Ratio: not permitted to be greater than the following levels as of the end of each fiscal quarter:
Each Fiscal Quarter Ending During the Period	Maximum Senior Secured Leverage Ratio
Ending before December 31, 2017	4.00:1.00
•	Consolidated Senior Secured Leverage Ratio: not permitted to be greater than the following levels as of the end of each fiscal quarter:
Measurement Period Ending	Maximum Consolidated Senior Secured Leverage Ratio
December 31, 2017 and each fiscal quarter thereafter	3.50:1.00

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

In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, the 2015 Credit Facility was repaid in full, and as of December 31, 2017, no amounts were outstanding under the 2015 Credit Facility.

2015 Subordinated Debt

On October 2, 2015, the Company entered into two financing facilities with affiliates of Deerfield Management Company, L.P. (“Deerfield”). The financing facilities consisted of $25.0 million of subordinated convertible debt and up to $25.0 million of unsecured subordinated debt, together with an incremental facility of up to an additional $50.0 million of subordinated convertible debt (subject to certain conditions) (the “Deerfield Facility”). The Company issued $25.0 million of subordinated convertible debt at closing. The $25.0 million of subordinated convertible debt bore interest at an annual rate of 2.50% and was scheduled to mature on September 30, 2021. The $25.0 million of subordinated convertible debt funded at closing was convertible into shares of the Company’s common stock at $30.00 per share. In the second quarter of 2016, the Company issued $25.0 million of the unsecured subordinated debt. The unsecured subordinated debt bore interest at an annual rate of 12.0% and was schedule to mature on October 2, 2020.

The Company incurred approximately $1.4 million in debt issuance costs related to underwriting and other professional fees and deferred these costs over the term of the debt.

As of December 31, 2016, both the $25.0 million of subordinated convertible debt, bearing interest at 2.5%, and the $25.0 million of unsecured subordinated debt, bearing interest at 12.0%, were outstanding. In connection with the effectiveness of the 2017 Credit Facility, on June 30, 2017, the Company terminated the Deerfield Facility and paid to Deerfield the Deerfield Consent Fee, and as of December 31, 2017, no amounts were outstanding under the Deerfield Facility.

Acquisition Related Debt

At December 31, 2015, the Company had outstanding notes payable of $1.2 million resulting from the seller financing of the acquisition of certain assets of AJG Solutions and its subsidiaries and the equity of B&B Holdings INTL LLC. On February 29, 2016, the Company paid in full the outstanding balance, including principal of $1.2 million and accrued interest of $0.2 million, and accordingly, as of December 31, 2017 and December 31, 2016, no amounts were outstanding.

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

Prior to terminating the interest rate swap agreements on June 29, 2017, the interest rate swap agreements had notional amounts of $7.2 million and $10.5 million which fixed the interest rates over the life of the respective swap agreement at 4.21% and 4.73%, respectively, and were set to mature in May 2018 and August 2019, respectively. The notional amounts of the swap agreements represented amounts used to calculate the exchange of cash flows and were not the Company’s assets or liabilities. The interest payments under these agreements were to be settled on a net basis. The Company did not designate the interest rate swaps as cash flow hedges, and therefore, the changes in the fair value of the interest rate swaps are included within interest expense in the consolidated statements of operations.

A summary of future maturities of long-term debt, excluding unamortized debt issuance costs, as of December 31, 2017, is as follows (in thousands):

Years ending December 31,	Notes Payable	Capital Lease Obligations	Total
2018	$5,250	$738	$5,988
2019	7,875	287	8,162
2020	10,500	6	10,506
2021	10,500	—	10,500
2022	10,500	—	10,500
Thereafter	162,750	—	162,750
Total	$207,375	$1,031	$208,406

8. Financing Lease Obligation

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

Simultaneously with the sale of the Sale-Leaseback Facilities, the Company, through its subsidiaries and affiliates of MedEquities, entered into an operating lease, dated August 9, 2017 (the “Lease”), in which the Company will continue to operate the Sale-Leaseback Facilities. The Lease provides for a 15-year term for each facility with two separate renewal terms of five years each if the Company chooses to exercise its right to extend the lease term.

The initial annual minimum rent payable to MedEquities pursuant to the Lease is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase to an amount equal to 101.5% of the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent will never be less than an amount equal to 101.5% or greater than an amount equal to 103.0% of the annual rent in effect for the immediately preceding year.

Due to the nature of the agreement between MedEquities and the Company and because of the Company’s continuing involvement in the Sale-Leaseback Facilities, the transaction does not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities will remain on the Company’s balance sheet and will continue to be depreciated over the remaining life of the asset. The Company accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.1 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on the Company’s incremental borrowing rate.

A summary of the Company’s financing lease obligation is as follows (in thousands):

	December 31, 2017	December 31, 2016
Financing lease obligation: Sale-Leaseback Facilities	$24,621	$—
Less current portion (included in accrued and other current liabilities)	(80)	—
Total financing lease obligation, net of current portion	$24,541	$—

The future minimum lease payments with remaining terms of one or more years as of December 31, 2017, as it relates to the 2017 Sale-Leaseback consisted of the following (in thousands):

Years ending December 31,	Annual Payment
2018	$80
2019	122
2020	168
2021	218
2022	274
Thereafter	6,858
Total	$7,720

9. Stockholders’ Equity

Pursuant to the Articles of Incorporation of the Company, the aggregate number of shares which the Company shall have authority to issue is 75,000,000 shares, consisting of 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017, there were 23,872,436 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. Certain restrictions imposed by the Company’s various debt instruments limit the Company’s ability to pay dividends.

10. Stock Based Compensation

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan, as amended from time to time (“2014 Incentive Plan”) in 2014. An aggregate of 1,571,120 shares of common stock were initially reserved for issuance pursuant to the 2014 Incentive Plan. The Incentive Plan is administered by the Board of Directors, which determines, subject to the provisions of the 2014 Incentive Plan, the employees, directors or consultants to whom incentives are awarded. On May 16, 2017, the Company approved an amendment to the 2014 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,800,000 shares. As of December 31, 2017, 2,135,707 shares of common stock were available for issuance pursuant to the 2014 Incentive Plan.

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

On March 9, 2017, the Company granted 38,000 shares of fully vested common stock to each of its five non-employee directors. Additionally, on March 9, 2017, the Company issued 408,000 shares of restricted common stock under the 2014 Incentive Plan, which vest annually on each December 31 over a three year period.

For the years ended December 31, 2017 and 2016, the Company withheld 76,385 and 65,089 common shares, respectively, to satisfy tax withholding obligations. There were no common shares withheld to satisfy tax withholding obligations for the year ended December 31, 2015.

Excluding fully vested shares, the Company recognizes compensation expense on a straight-line basis over the life of each grant. The total compensation is based on the number of restricted shares issued and the fair market value of the restricted shares on the grant date. The Company recognizes compensation expense in its entirety for fully vested common stock on the day of grant based on the number of shares issued and the grant date fair market value of the shares.

The Company recognized $7.5 million, $8.8 million, and $5.8 million in stock based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $4.4 million of unrecognized compensation expense related to unvested restricted stock grants, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years.

A summary of share activity under the Incentive Plan is set forth below:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2015	777,019	$24.99
Granted	140,000	16.24
Vested	(361,507)	23.64
Forfeitures	(33,337)	23.89
Unvested at December 31, 2016	522,175	$23.22
Granted	446,000	8.60
Vested	(402,267)	18.49
Forfeitures	(217,053)	17.27
Unvested at December 31, 2017	348,855	$13.69

The total grant date fair value of restricted common stock vested during the year ended December 31, 2017 was $7.4 million.

The Company’s policy is to recognize forfeitures as they occur rather than estimating future forfeitures.

Employee Stock Purchase Plan

On May 19, 2015, the Company’s shareholders approved the Company’s Employee Stock Purchase Plan, as amended from time to time (“ESPP”), which was adopted by the Board of Directors in the fourth quarter of 2014. On May 16, 2017, the Company approved an amendment to the ESPP to increase the number of shares reserved for issuance thereunder by 250,000 shares. As of December 31, 2017, 345,600 shares of common stock were available for issuance pursuant to the ESPP.

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

In 2017, 2016 and 2015, the Company issued 97,589; 44,174 and 12,637 shares of the Company’s common stock, respectively, in connection with employee deductions contributed to the ESPP.

At December 31, 2017 and 2016, the Company recorded a liability of $0.2 million and $0.3 million, respectively, related to employee deductions contributed during the July 1, 2017 and December 31, 2017 and the July 1, 2016 through December 31, 2016 periods, respectively.

For the years ended December 31, 2017, 2016 and 2015 the Company recognized $0.2 million, $0.3 million and $0.2 million of compensation expense related to the ESPP, respectively.

On January 10, 2018, the Company issued 27,900 shares of the Company’s common stock in connection with employee deductions of $0.2 million contributed in the July 1, 2017 through December 31, 2017 ESPP option period.

11. Qualified 401(k) Savings Plan

The Company has a qualified 401(k) savings plan (the “Plan”) which provides for eligible employees (as defined) to make voluntary contributions to the Plan. The Company makes contributions to the Plan based upon the participants’ level of participation, which is fully vested at the time of contribution. For the years ended December 31, 2017, 2016 and 2015 the Company contributions under this Plan were $0.9 million, $0.8 million and $0.8 million, respectively.

12. Income Taxes

Income tax (benefit) expense consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$1,150	$(197)	$3,580
State	1,244	1,042	285
Total current tax expense	2,394	845	3,865
Deferred:
Federal	(6,373)	(1,282)	1,052
State	(1,039)	(783)	(137)
Total deferred tax (benefit) expense	(7,412)	(2,065)	915
Total income tax (benefit) expense	$(5,018)	$(1,220)	$4,780

 The company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 reconciles with the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	3.2	3.5
Effect of Tax Cuts and Jobs Act	(11.5)	—	—
Non-deductible expenses	(1.2)	(2.2)	2.7
Stock compensation adjustment	(5.1)	(15.8)	—
Return to provision adjustment	(0.3)	(2.6)	—
Change in valuation allowance	(2.4)	(0.1)	(0.3)
Benefit from tax deductible dividends	—	—	(1.9)
State tax credits	—	—	(2.7)
Other differences	0.5	—	0.1
Effective income tax rate on income before taxes	16.7%	17.5%	36.4%

The difference between the Company’s effective tax rate and federal statutory rate for 2017 is 18.3%, which is primarily due to the tax treatment of stock compensation and the effect of the Tax Cuts and Jobs Act.

Deferred income tax assets (liabilities) are comprised of the following at December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Employee compensation	$1,839	$2,628
Operating loss carryforwards	2,894	1,462
Accrued litigation	5,517	213
Accounts receivable	966	542
Tax credits	—	178
Acquisition related costs	1,255	1,891
Property, equipment and amortization	2,377	—
Other	—	363
Valuation allowances	(1,638)	(623)
Total deferred tax assets	$13,210	$6,654
Property, equipment and amortization	—	(209)
Goodwill and other intangible property	(5,130)	(5,368)
Other	(70)	(479)
Accounts receivable	—	—
Total deferred tax liabilities	(5,200)	(6,056)
Net deferred tax assets (liabilities)	$8,010	$598

At December 31, 2017, the Company had $3.2 million in state net operating losses which expire between 2027 and 2037.

The Company’s valuation allowance of $1.6 million is related to state NOLs, which are limited due to apportionable income to certain jurisdictions.

The Company had no uncertain tax positions as of December 31, 2017 and 2016, respectively. Generally, for federal and state purposes, the Company's 2013 through 2016 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Internal Revenue Service is currently conducting a routine examination of the Company’s 2013 and 2014 tax returns. The results of such examination and impact on the Company’s results of operation are not known at this time. The Company has not been notified of any state income tax examinations.

There are no federal net operating loss carryforwards that were generated during tax periods ending as of or prior to December 31, 2017. Net operating losses generated during tax periods beginning after December 31, 2017 will have limitations but will carry-forward indefinitely. The Company is not subject to alternative minimum tax.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act”. This legislation creates significant changes in U.S. tax law, including a reduction in corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax periods beginning after December 31, 2017.

The Company is required to recognize the effect of the change from the tax law in the period of enactment by remeasuring its deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company revalued its deferred tax assets and liabilities at the enacted rate in effect during their scheduled reversals, the Federal rate of which is 21%. This revaluation of $29.5 million of net deferred tax assets resulted in an expense of $3.5 million to income tax expense in continuing operations and a corresponding reduction in the deferred tax assets.

Due to the timing of the enactment of the law, ongoing accounting guidance and interpretation is expected. The Company considers the accounting for the deferred tax re-measurements and other items to be preliminary due to the forthcoming guidance and its ongoing analysis of year-end tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

13. Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2017 and 2016 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The fair value of the Company’s revolving line of credit is categorized as Level 2.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using other Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2017 and 2016.

Prior to terminating the interest rate swap agreements on June 29, 2017, the Company had entered into the agreements to manage exposure to fluctuations in interest rates. Fair value of the interest rate swaps was determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The fair value measurement of interest rate swaps utilized Level 2 inputs. Refer to Note 7 (Long-Term Debt) for further discussion of the interest rate swap agreements.

Intangible assets are measured at fair value on a non-recurring basis. These assets are classified in Level 3 of the fair value hierarchy. Goodwill and other indefinite-lived intangibles are tested for impairment at least annually, or more frequently if circumstances indicate that the carrying amount exceeds fair value.

The Company estimates the fair values of goodwill and other indefinite-lived intangibles utilizing multiple measurement techniques. The estimation is primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted-average cost of capital. The income approach has been determined to be the most representative of fair value. Other unobservable inputs used in these valuations include management’s cash flow projections and estimated terminal growth rates. The valuation of indefinite-lived intangible assets also includes an unobservable input for royalty rate, which is based on rates used by comparable industries.

The useful lives of definite-lived intangible assets (customer relationships) are evaluated whenever events or circumstances warrant a revision to the remaining amortization period. The fair value of definite-lived intangible assets is based on estimated cash flows from the future use of the asset, discounted at a market derived weighted-average cost of capital.

No impairment charges were recorded related to goodwill or other intangible assets for the years ended December 31, 2017, 2016 and 2015.

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. The Company analyzes long-lived assets on an annual basis for any triggering events that would necessitate an impairment test. No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015.

14. Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $7.5 million, $7.4 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recognizes rent expense on a straight line basis with the difference between rent expense and rent paid recorded as deferred rent. Such amount is included in accrued liabilities in the consolidated balance sheets.

The future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years as of December 31, 2017 consisted of the following (in thousands):

Years ending December 31,	Annual Payment
2018	$9,090
2019	8,527
2020	7,132
2021	6,650
2022	6,103
Thereafter	33,171
Total	$70,673

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information. On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.). On October 26, 2015, the court entered an order consolidating these two described actions into one action. On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim. On July 1, 2016, the court denied the motion to dismiss. On July 14, 2017, the court granted the plaintiffs’ motion for class certification. On December 28, 2017, the parties entered into a settlement term sheet with the plaintiffs’ representatives to memorialize an agreement in principle to settle the litigation. On February 15, 2018, the parties entered into a Stipulation of Settlement, consistent with the December 28, 2017 agreement in principle, that provides for defendants’ payment of an aggregate settlement amount of $25,000,000 (which includes attorneys’ fees to be approved by the court) to establish a settlement fund (the “Settlement Fund”). The Settlement Fund will be funded as follows: (a) defendant Jerrod N. Menz will sell 300,000 shares and contribute the cash derived from such sale(s) to the Settlement Fund; and (b) the Company and individual defendants will pay in cash the difference, if any, between the Settlement Fund and the stock component addressed in (a). The Stipulation of Settlement includes the dismissal of all claims against the Company and the individual defendants, a denial by defendants of any wrongdoing and no admission of liability. The settlement is subject to preliminary and final court approval, which cannot be assured. On February 16, 2018, plaintiffs filed a motion for preliminary approval of the settlement and attached the Stipulation of Settlement. That motion is currently pending before the court.

In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct. On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action. On February 14, 2018, the parties agreed on a Stipulation of Settlement that provides for (a) implementation of certain corporate governance enhancements; (b) a mutual exchange of releases and dismissal of the litigation with prejudice; (c) denial by defendants of any wrongdoing and no admission of liability; and (d) payment by the Company of $1,000,000 in attorneys’ fees and costs for the benefit brought to the Company as a result of the litigation. The settlement is subject to preliminary and final court approval, which cannot be assured. On February 15, 2018, plaintiff filed a motion for preliminary approval of the settlement and attached the Stipulation of Settlement. That motion is currently pending before the court.

 The claims presented for the actions pending in Tennessee and Nevada have been presented to the Company’s insurance carriers, which have denied coverage. However, the Company and insurers have continued to discuss the Company’s demand for coverage. The Company, at this time, is unable to predict what, if any, settlement amount will be contributed by its insurance carriers. As of December 31, 2017, the Company had accrued $23.3 million in litigation costs related to the Tennessee and Nevada claims. A discussion of the Company’s litigation settlement expense related to the Tennessee and Nevada actions can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

15. Related Parties

 An entity beneficially owned by Mr. Cartwright, the Company’s Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to a written lease agreement. The Company pays an hourly rate for use of the airplane as well as fuel and certain maintenance costs. For the years ended December 31, 2017, 2016 and 2015, the Company made aggregate payments to the related entity for use of the airplane of approximately $1.0 million, $0.9 million and $1.0 million, respectively.

16. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2017 and 2016. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share data)
2017:
Revenue	$73,039	$78,042	$80,424	$86,136
Net loss	$(1,644)	$ (2,898)(a)	$(364)	$ 20,181(b)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(603)	$ (1,916)(a)	$762	$ (18,822)(b)
Basic net (loss) income per share	$(0.03)	$(0.08)	$0.03	$(0.80)
Diluted net (loss) income per share	$(0.03)	$(0.08)	$0.03	$(0.80)

2016:
Revenue	$65,348	$71,542	$70,528	$72,352
Net loss	$(269)	$(158)	$(4,011)	$(1,303)
Net income (loss) available to AAC Holdings, Inc. common stockholders	$586	$872	$(2,525)	$478
Basic net income (loss) per share	$0.03	$0.04	$(0.11)	$0.02
Diluted net income (loss) per share	$0.03	$0.04	$(0.11)	$0.02

(a)	Second quarter results include a $5.4 million loss on extinguishment of debt related to the repayment of the 2015 Credit Facility.
(b)

Fourth quarter results include a $23.3 million litigation settlement expense related to the estimated settlement of the Tennessee class action litigation and the Nevada derivative litigation matters. Refer to Footnote 14 (Commitments and Contingencies) for further information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright
Chairman and Chief Executive Officer

Dated: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Cartwright	Chairman and Chief Executive Officer	February 23, 2018
Michael T. Cartwright	(Principal Executive Officer)

/s/ Andrew W. McWilliams	Chief Financial Officer	February 23, 2018
Andrew W. McWilliams	(Principal Financial and Accounting Officer)

/s/ Darrell S. Freeman, Sr.	Lead Independent Director	February 23, 2018
Darrell S. Freeman, Sr.

/s/ Michael J. Blackburn	Director	February 23, 2018
Michael J. Blackburn

/s/ W. Larry Cash	Director	February 23, 2018
W. Larry Cash

/s/ Jerry D. Bostelman	Director	February 23, 2018
Jerry D. Bostelman

/s/ Lucius E. Burch, III	Director	February 23, 2018
Lucius E. Burch, III

/s/ David C. Kloeppel	Director	February 23, 2018
David C. Kloeppel

/s/ Richard E. Ragsdale	Director	February 23, 2018
Richard E. Ragsdale

/s/ Darryl E. Rouson	Director	February 23, 2018
Darryl E. Rouson