Form 10-Q
period 2018-03-31
AAC Holdings, Inc.
filed 2018-05-09
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the registrant had 24,604,653 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

March 31, 2018

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Unaudited

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Client related revenue	$75,923	$71,219
Non-client related revenue	2,550	1,820
Total revenues	78,473	73,039

Operating expenses
Salaries, wages and benefits	40,084	36,772
Client related services	7,747	6,378
Provision for doubtful accounts	—	6,587
Advertising and marketing	2,599	3,775
Professional fees	3,650	2,642
Other operating expenses	10,588	8,630
Rentals and leases	2,116	1,885
Litigation settlement	2,791	159
Depreciation and amortization	5,464	5,469
Acquisition-related expenses	305	183
Total operating expenses	75,344	72,480
Income from operations	3,129	559
Interest expense, net (change in fair value of interest rate swaps of $0 and ($83), respectively)	6,709	2,734
Other expense, net	9	34
Loss before income tax benefit	(3,589)	(2,209)
Income tax benefit	(1,494)	(565)
Net loss	(2,095)	(1,644)
Less: net loss attributable to noncontrolling interest	1,893	1,041
Net loss attributable to AAC Holdings, Inc. common stockholders	$(202)	$(603)
Basic loss per common share	$(0.01)	$(0.03)
Diluted loss per common share	$(0.01)	$(0.03)
Weighted-average common shares outstanding:
Basic	23,744,208	23,163,626
Diluted	23,744,208	23,163,626

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,341	$13,818
Accounts receivable, net of allowances	99,581	94,096
Prepaid expenses and other current assets	3,354	4,022
Total current assets	117,276	111,936
Property and equipment, net	169,744	152,548
Goodwill	197,184	134,396
Intangible assets, net	13,712	8,829
Deferred tax assets, net	9,030	8,010
Other assets	12,468	12,556
Total assets	$519,414	$428,275

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,338	$4,579
Accrued and other current liabilities	34,039	27,661
Accrued litigation	1,000	23,607
Current portion of long-term debt	7,319	4,722
Total current liabilities	45,696	60,569
Long-term debt, net of current portion and debt issuance costs	296,443	196,451
Financing lease obligation, net of current portion	24,515	24,541
Other long-term liabilities	12,277	10,546
Total liabilities	378,931	292,107

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,438,739 and 23,872,436 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	158,840	152,430
Retained deficit	(1,662)	(1,460)
Total stockholders’ equity	157,202	150,994
Noncontrolling interest	(16,719)	(14,826)
Total stockholders’ equity including noncontrolling interest	140,483	136,168
Total liabilities and stockholders’ equity	$519,414	$428,275

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2017	23,872,436	$24	$152,430	$(1,460)	$150,994	$(14,826)	$136,168
Common stock granted and issued under stock incentive plan, net of forfeitures	(19,503)	—	798	—	798	—	798
Common stock withheld for minimum statutory taxes	(4,145)	—	(48)	—	(48)	—	(48)
Effect of employee stock purchase plan	27,900	—	221	—	221	—	221
Common stock issued upon acquisition of AdCare, Inc.	562,051	—	5,439	—	5,439	—	5,439
Net loss	—	—	—	(202)	(202)	(1,893)	(2,095)
Balance at March 31, 2018	24,438,739	$24	$158,840	$(1,662)	$157,202	$(16,719)	$140,483

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows (used in) provided by operating activities:
Net loss	$(2,095)	$(1,644)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	6,587
Depreciation and amortization	5,464	5,469
Equity compensation	798	2,137
Loss on disposal of property and equipment	34	—
Amortization of debt issuance costs	637	173
Deferred income taxes	(1,020)	(718)
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	(13,397)
Prepaid expenses and other assets	1,485	406
Accounts payable	(4,739)	4,556
Accrued and other current liabilities	4,141	759
Accrued litigation	(22,300)	—
Other long-term liabilities	(275)	28
Net cash (used in) provided by operating activities	(18,999)	4,356
Cash flows used in investing activities:
Purchase of property and equipment	(7,305)	(10,687)
Acquisition of AdCare, Inc.	(65,185)	—
Net cash used in investing activities	(72,490)	(10,687)
Cash flows provided by financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	—	(2,344)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	—	11,679
Payments on 2017 Credit Facility	(1,724)	—
Proceeds from 2017 Credit Facility, net of deferred financing costs	94,432	—
Payments on capital leases and other	(221)	(193)
Payment of employee taxes for net share settlement	(475)	(895)
Net cash provided by financing activities	92,012	8,247
Net change in cash and cash equivalents	523	1,916
Cash and cash equivalents, beginning of period	13,818	3,964
Cash and cash equivalents, end of period	$14,341	$5,880

Supplemental information on non-cash investing and financing transactions:
Accrued purchase of property and equipment	$—	$1,132
Accrued employee taxes for net share settlement	$48	$109

2018 Acquisition:
Purchase price, including contingent consideration	$83,905	$—
Buyer common stock issued	(5,439)	—
Contingent consideration	(945)	—
Promissory note issued	(9,636)	—
Cash acquired	(2,700)
Cash paid for acquisition	$65,185	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.   Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee, and provides inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with the Company’s substance use treatment services, the Company performs drug testing, diagnostic laboratory services and provides physician services to clients. The Company operates numerous facilities located throughout the United States, including residential substance abuse treatment facilities, standalone outpatient centers and sober living facilities, that focus on delivering effective clinical care and treatment solutions.

The Company is also an internet marketer in the addiction treatment industry operating a broad portfolio of internet assets. Through the Company’s portfolio of websites, it serves families and individuals struggling with addiction and seeking treatment options through comprehensive online directories of treatment providers, treatment provider reviews, forums and professional communities. The Company also provides online marketing solutions to other treatment providers such as enhanced facility profiles, audience targeting, lead generation and tools for digital reputation management.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of March 31, 2018 and 2017. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 include assets of $1.7 million and $2.1 million, respectively, and liabilities of $0.8 million and $0.4 million, respectively related to the VIEs. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $1.9 million and $1.0 million related to the VIEs for the three months ended March 31, 2018 and 2017, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2017 balance sheet, which is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2018 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company anticipates that the adoption of ASU 2016-02 will result in an increase in both total assets and total liabilities. The Company is continuing to evaluate the impact that adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method and the modified retrospective approach. The guidance was effective January 1, 2018, and was applied to all contracts on a modified retrospective basis.

The Company has analyzed the impact of the standard based on a review of its accounting policies and practices in relation to the five-step model to ensure proper assessment of operating results under Topic 606.

The analysis of the Company’s processes under the new revenue standard is complete and supports the recognition of revenue over time as clients simultaneously receive and consume the benefits of the services provided. However, the adoption of the standard has an impact on the presentation of revenue recognized and the provision for doubtful accounts due to additional requirements within Topic 606. As a result of these new requirements, substantially all of the Company’s adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. In adopting Topic 606, the Company elected the practical expedients related to immaterial contract acquisition costs and insignificant financing components of the transaction price.

The initial application of Topic 606 caused no impact to the beginning balances of the Company's consolidated financial statements as of January 1, 2018.

The impact on the Company's Condensed Consolidated Statements of Operations was as follows (in thousands):

	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$75,923	$82,480	$(6,557)
Non-client related revenue	$2,550	$2,798	$(248)
Provision for doubtful accounts	$—	$6,805	$(6,805)

3.   Client Related Revenue and Non-Client Related Revenue

Client Related Revenue

Client related revenue primarily consists of service charges related to providing addiction treatment and related services, including diagnostic laboratory services. As it relates to recognizing revenue, the Company’s contracts are with the individuals for whom the Company provides care. The majority of the Company’s contracts with clients have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s performance obligations are satisfied over time as clients simultaneously receive and consume the benefits provided as the Company performs. Therefore, the Company recognizes revenue in the same period the services are performed, and typically, there are no remaining performance obligations at period-end.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to the nature of the industry, there are multiple parties to the service transactions (including customers, providers and payors), and the estimation of revenue is complex and requires significant judgment. Management estimates variable consideration using the expected value method. The expected value method is used when an entity has a large number of contracts with similar characteristics as is the case with the Company’s contracts. The transaction price is recorded based on the estimated ultimate value remaining after all uncertainty is resolved. The estimates of variable consideration are based largely on an assessment of the Company’s anticipated performance as well as historical, current, and forecasted information that is reasonably available. The Company updates its estimate of the transaction price at the end of each reporting period, and any amounts allocated to a satisfied performance obligation are recognized as revenue or a reduction of revenue in the period in which the transaction price changes.

On an as reported basis, the following table summarizes the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and clinical diagnostic laboratory services, for the periods presented (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services[1]	$64,895	85.5	$49,495	69.5	$15,400	31.1
Outpatient facility and sober living services[2]	8,412	11.1	5,715	8.0	2,697	47.2
Client related diagnostic services[3]	2,616	3.4	16,009	22.5	(13,393)	(83.7)
Total client related revenue	$75,923	100.0	$71,219	100.0	$4,704	6.6
(1)	Inpatient treatment facility services and related professional services.
(2)	Outpatient facility and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

On a comparable accounting basis, the following table summarizes the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and clinical diagnostic laboratory services, for the periods presented, as if the Company had not adopted Topic 606 (in thousands):

	Previous Accounting Guidance		As Reported
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services[1]	$68,223	82.7	$49,495	69.5	$18,728	37.8
Outpatient facility and sober living services[2]	7,511	9.1	5,715	8.0	1,796	31.4
Client related diagnostic services[3]	6,746	8.2	16,009	22.5	(9,263)	(57.9)
Total client related revenue	$82,480	100.0	$71,219	100.0	$11,261	15.8
(1)	Inpatient treatment facility services and related professional services.
(2)	Outpatient facility and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

Non-Client Related Revenue

Non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses, diagnostic laboratory services provided to clients of third-party addiction treatment providers and addiction care treatment services for individuals in the criminal justice system.

Revenue from the delivery of quality targeted leads to behavioral and mental health service businesses is recognized over time as customers simultaneously receive and consume the benefits of the services provided. The Company’s marketing contracts typically have one performance obligation. There are no significant judgements in determining the transaction price as the price is listed in the contract and not subject to change.

Revenue from diagnostic laboratory services provided to clients of third-party addiction treatment providers is recognized at a point in time when an order for lab services is completed. These contracts also have a single performance obligation, and there are no significant judgments in determining the transaction price as the price is agreed upon between AAC Holdings and the third-party lab prior to services being rendered.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue for criminal justice education services is recognized as services are provided in accordance with contracts with certain Massachusetts state agencies.

4.   General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $22.0 million and $19.1 million for the three months ended March 31, 2018 and 2017, respectively.

5.   Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For the calculation of diluted EPS, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under stock-based payment arrangements, and outstanding convertible debt securities. Diluted EPS attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of fully diluted common shares outstanding during the period.

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS for the three months ended March 31, 2018 and 2017 (in thousands, except share data):

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss attributable to AAC Holdings, Inc. common stockholders	$(202)	$(603)
Denominator
Weighted-average common shares outstanding – basic	23,744,208	23,163,626
Dilutive securities	—	—
Weighted-average common shares outstanding – diluted	23,744,208	23,163,626

Basic loss per common share	$(0.01)	$(0.03)
Diluted loss per common share	$(0.01)	$(0.03)

For the three months ended March 31, 2018 and 2017, the Company had 37,396 and 11,273 potentially dilutive shares, respectively. These shares are not included in the EPS calculation above because to do so would be anti-dilutive for the periods presented.

6.   Acquisition

On March 1, 2018, the Company acquired all of the outstanding shares of AdCare, Inc., a Massachusetts corporation (“AdCare”), and wholly owned subsidiary of AdCare Holding Trust a Massachusetts business trust (the “Seller”), which we refer to as the “AdCare Acquisition.” AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, five outpatient centers in Massachusetts, a 59-bed residential inpatient treatment center and two outpatient centers in Rhode Island. AdCare was purchased for total consideration of $83.9 million, subject to adjustments as set forth in the Securities Purchase Agreement (the “Purchase Agreement”), by and among AAC Healthcare Network, Inc., AAC Holdings, AdCare, and the Seller. The consideration was comprised of (i) approximately $65.2 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.9 million recorded in accrued and other current liabilities. The Company acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the seller ranges from zero to $3.1 million, subject to achievement of a certain adjusted EBITDA target over the 12 months following the transaction date.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The AdCare Acquisition was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations. For U.S. federal income tax purposes, the Purchase Agreement contemplates that the AdCare Acquisition shall be treated as an “applicable asset acquisition” as defined in Section 1060 of the Code. The Company recorded the transaction based upon the fair value of the consideration paid. This consideration was preliminarily allocated to the assets acquired and liabilities assumed on the acquisition date, based on the fair value of AdCare. The Company is further assessing the valuation of receivables, assumed liabilities, real property, intangible assets, and contingent consideration, some of which are dependent on the completion of valuation being performed by independent valuation specialists.

The preliminary allocation of assets acquired and liabilities assumed on the acquisition date, based on the fair value of AdCare, is as follows (in thousands):

AdCare
Cash and cash equivalents	$2,700
Accounts receivable	4,357
Prepaid expenses and other assets	996
Property and equipment	15,719
Goodwill	62,788
Intangible assets	5,280
Total assets acquired	91,840
Current liabilities	5,931
Long-term liabilities	2,004
Net assets acquired	$83,905

Acquisition-related costs for the transaction were recorded as an acquisition-related expense in the consolidated statements of operations.

Total AdCare revenue and income before income tax benefit from the date of acquisition through March 31, 2018 was approximately $4.3 million and $0.7 million, respectively. The following pro forma results of operations of the Company for the three months ended March 31, 2018 and March 31, 2017, assume that the AdCare Acquisition occurred on January 1, 2017.

The pro forma loss before income tax benefit for the three months ended March 31, 2018 was adjusted to exclude approximately $0.4 million of nonrecurring acquisition costs and to include additional interest expense of $0.4 million and depreciation and amortization of $0.2 million. The pro forma loss before income tax benefit for the three months ended March 31, 2017 was adjusted to include additional interest expense of $1.5 million and depreciation and amortization of $0.2 million.

The following table presents pro forma results as discussed above, which are not indicative of the actual results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenues	$86,747	$85,348
Loss before income tax benefit	$(4,930)	$(2,302)

7.   Accounts Receivable

For the three months ended March 31, 2018, approximately 13.1% of the Company’s revenues were reimbursed by Anthem Blue-Cross Blue-Shield of Texas. No other payor accounted for more than 10.0% of revenue reimbursements for the three months ended March 31, 2018.

For the three months ended March 31, 2017, approximately 10.8% of the Company’s revenues were reimbursed by Anthem Blue-Cross Blue-Shield of Nevada; 10.7% by Blue-Cross Blue-Shield of Florida; and 10.1% by Blue-Cross Blue-Shield of Texas. No other payor accounted for more than 10.0% of revenue reimbursements for the three months ended March 31, 2017.

As of March 31, 2018, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts if applicable, as of March 31, 2018 and 2017:

	Current	31-180 Days	Over 180 Days	Total
March 31, 2018	39.5%	38.8%	21.7%	100.0%
March 31, 2017	26.2%	38.6%	35.2%	100.0%

Approximately $14.3 million and $14.6 million of accounts receivable, at March 31, 2018 and December 31, 2017, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

8.   Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land	$19,597	$15,766
Buildings and improvements	143,873	130,710
Equipment and software	35,966	32,968
Construction in progress	24,388	22,310
Total property and equipment	223,824	201,754
Less accumulated depreciation	(54,080)	(49,206)
Property and equipment, net	$169,744	$152,548

Depreciation expense was $5.1 million for both the three months ended March 31, 2018 and 2017.

9.   Goodwill and Intangible Assets

The Company has only one operating segment, substance use and behavioral healthcare treatment services, for segment reporting purposes. The substance abuse and behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. The Company performed its most recent goodwill impairment testing as of December 31, 2017 and did not incur an impairment charge.

The Company’s goodwill balance as of March 31, 2018 and December 31, 2017 was $197.2 and $134.4 million, respectively. The increase in goodwill is due to the AdCare Acquisition as shown below and discussed in Note 6 (Acquisitions) (in thousands):

Balance at December 31, 2017	$134,396
AdCare Acquisition	62,788
Balance at March 31, 2018	$197,184

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Trademarks and trade names	$8,422	$5,322	$2,145	$1,986
Non-compete agreements	2,267	1,587	1,408	1,372
Marketing intangibles	5,651	5,651	1,626	1,485
Leasehold interests	1,498	1,498	444	397
Service contracts	950	—	8	—
Other	601	51	46	40
	$19,389	$14,109	$5,677	$5,280

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for both the three months ended March 31, 2018 and 2017 was $0.4 million.

All intangible assets are amortized using the straight-line method. The following table presents amortization expense expected to be recognized during fiscal years subsequent to March 31, 2018 (in thousands):

Fiscal Year Ended	Expected Amortization Expense
2018(1)	$1,534
2019	2,008
2020	2,005
2021	1,765
2022	1,619
Thereafter	4,781
Total	$13,712
(1)	Presents expected amortization from April 1, 2018 through December 31, 2018.

10.   Debt

A summary of the Company’s debt obligations, net of debt issuance costs, is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Senior secured loans	$302,651	$207,375
Subordinated debt	9,634	—
Unamortized debt issuance costs	(9,432)	(7,233)
Capital lease obligations	909	1,031
Total debt	303,762	201,173
Less current portion of long-term debt	(7,319)	(4,722)
Total long-term debt, net of current portion	$296,443	$196,451

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

The 2017 Term Loan matures on June 30, 2023 and requires scheduled quarterly principal repayments in an amount equal to $1.3 million for September 30, 2017 through June 30, 2019, $2.6 million for September 30, 2019 through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023. The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolver matures on June 30, 2022. As of March 31, 2018, there was an outstanding balance of $32.0 million under the 2017 Revolver.

The 2017 Credit Facility also includes an incremental facility allowing the Company to incur Additional Term Loans in an aggregate principal amount of up to $25.0 million (plus such additional amounts, so long as, after giving pro forma effect to the incurrence of such additional borrowings, the Company’s Senior Secured Leverage Ratio (as defined in the 2017 Credit Facility) would be less than 3.90:1.00) (each, an “Incremental Term Loan”) and/or Additional Revolving Commitments in an aggregate principal amount of up to $15.0 million (the “Incremental Revolver”), each subject to the satisfaction of certain conditions contained in the 2017 Credit Facility, including obtaining additional commitments from existing or additional lenders.

On September 25, 2017, the Company obtained its Incremental Revolver from certain incremental revolving credit lenders thereby increasing the 2017 Revolver pursuant to the 2017 Credit Facility from $40.0 million to $55.0 million. The lenders under the 2017 Credit Facility are not under any obligation to provide any Incremental Term Loans.

On March 1, 2018, in conjunction with the AdCare Acquisition, the Company borrowed $65.0 million of Incremental Term Loans under the 2017 Credit Facility. The Company incurred approximately $2.6 million in debt issuance costs related to underwriting and other professional fees as a result of the $65.0 million Incremental Term loan borrowing.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2017 Credit Facility bear interest at a rate tied to the Alternative Base Rate (as defined in the 2017 Credit Facility) or the Adjusted London Interbank Offered Rate (“LIBOR”) (at the Company’s option). ABR Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bear interest at a rate per annum equal to the Alternative Base Rate plus 5.0% per annum. ABR Loans made under the 2017 Term Loan bear interest at a rate per annum equal to the Alternate Base Rate plus 5.75% per annum. Eurodollar Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bear interest at the applicable Adjusted LIBOR plus 6.0%. Eurodollar Loans made under the 2017 Term Loan bear interest at the applicable Adjusted LIBOR plus 6.75% (with a 1.0% floor). In addition, under the 2017 Credit Facility, the Company will pay a commitment fee for the undrawn portion of the 2017 Revolver of 0.5% per annum, payable on a quarterly basis.

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

The 2017 Credit Facility requires the Company to not permit its Senior Secured Leverage Ratio (as defined in the 2017 Credit Agreement) to exceed the following ratios on or after each quarter end:

Each Fiscal Quarter Ending During the Period	Maximum Senior Secured Leverage Ratio
Ending before March 31, 2019	5.25:1.00
Ending on or after March 31, 2019 but before March 31, 2020	4.75:1.00
Ending on or after March 31, 2020	4.25:1.00

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $12.9 million in debt issuance costs related to the initial underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolver.

As of March 31, 2018, $302.7 million was outstanding under the 2017 Credit Facility, including $32.0 million related to the 2017 Revolver and $270.7 million related to the 2017 Term Loan. The Company’s availability under the 2017 Revolver was $23.0 million, less $3.5 million of outstanding letters of credit.

As of March 31, 2018, the Company was in compliance with all applicable covenants under the 2017 Credit Facility.

Subordinated Note

On March 1, 2018, in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, the Company issued the AdCare Note to the Seller, in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue until the maturity date.

2015 Credit Facilities

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

Interest Rate Swap Agreements

In July 2014, the Company entered into two interest rate swap agreements to mitigate its exposure to fluctuations in interest rates. On June 29, 2017, the Company terminated the interest rate swap agreements. As of December 31, 2017, there was no remaining liability related to the interest rate swap agreements. Refer to Note 14 (Fair Value of Financial Instruments) for further discussion of fair value of the interest rate swap agreements.

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

11.   Financing Lease Obligation

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial annual minimum rent payable from the Company to MedEquities is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase 1.5% from the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent increase will always be between 1.5% or and 3.0%.

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

A summary of the Company’s financing lease obligation is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Financing lease obligation: Sale-Leaseback facilities	$24,605	$24,621
Less current portion (included in accrued and other current liabilities)	(90)	(80)
Total Financing lease obligation, net of current portion	$24,515	$24,541

12.   Stockholders’ Equity and Stock Based Compensation

Stock Based Compensation Plans

The Company granted 408,000 shares of restricted common stock as part of the 2014 Equity Incentive Plan, as amended from time to time (the “Plan”), during the three months ended March 31, 2017. The restricted common shares granted during the three months ended March 31, 2017 vest annually over a period of three years beginning on December 31, 2017. Additionally, the Company granted 38,000 shares of fully vested common stock during the three months ended March 31, 2017, to its non-employee directors pursuant to the Plan. The Company recognized $0.3 million of compensation expense for the three months ended March 31, 2017 as a result of the non-employee director grants. The Company did not grant common stock to its employees or non-employee directors under the Plan during the three months ended March 31, 2018.

The Company recognized $0.8 million and $2.1 million in equity-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $3.8 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	348,855	$13.69
Vested	(24,065)	21.89
Forfeitures	(19,503)	15.38
Unvested at March 31, 2018	305,287	$12.94

Employee Stock Purchase Plan

For the three months ended March 31, 2018 and 2017, the Company issued 27,900 and 50,362 shares, respectively, of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”).

For three months ended March 31, 2018 and 2017, the Company recognized $40 thousand and $100 thousand of compensation expense related to the ESPP, respectively.

13.   Income Taxes

The provision for income taxes for the three months ended March 31, 2018 and 2017, reflects an income tax benefit of $1.5 million and $0.6 million, respectively, at an effective tax rate of 41.6% and 25.6%, respectively. The increase in income tax benefit and the change in the effective tax rate is primarily related to the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   Fair Value of Financial Instruments

The carrying amounts reported at March 31, 2018 and December 31, 2017 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at March 31, 2018 and December 31, 2017.

Prior to terminating the interest rate swap agreements on June 29, 2017, the Company had entered into the agreements to manage exposure to fluctuations in interest rates. Fair value of the interest rate swaps was determined using a pricing model based on published interest rates and other observable market data. The fair value was determined after considering the potential impact of collateralization, adjusted to reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk. The fair value measurement of interest rate swaps utilized Level 2 inputs. Refer to Note 10 (Debt) for further discussion of the interest rate swap agreements.

15.   Commitments and Contingencies

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information. On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.). On October 26, 2015, the court entered an order consolidating these two described actions into one action. On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim. On July 1, 2016, the court denied the motion to dismiss. On July 14, 2017, the court granted the plaintiffs’ motion for class certification. On December 28, 2017, the parties entered into a settlement term sheet with the plaintiffs’ representatives to memorialize an agreement in principle to settle the litigation. On February 15, 2018, the parties entered into a Stipulation of Settlement, consistent with the December 28, 2017 agreement in principle, that provides for defendants’ payment of an aggregate settlement amount of $25,000,000 (which includes attorneys’ fees to be approved by the court) to establish a settlement fund (the “Settlement Fund”). The Stipulation of Settlement provides that the Settlement Fund was to be funded as follows: (a) defendant Jerrod N. Menz will sell 300,000 shares and contribute the cash derived from such sale(s) to the Settlement Fund; and (b) the Company and individual defendants will pay in cash the difference, if any, between the Settlement Fund and the stock component addressed in (a). The Stipulation of Settlement includes the dismissal of all claims against the Company and the individual defendants, a denial by defendants of any wrongdoing and no admission of liability. On March 7, 2018, the court entered an order preliminarily approving the settlement. On March 23, 2018, the Company paid the full amount of the Settlement Fund and is preserving its claim to recover the 300,000 shares that Jerrod N. Menz was supposed to contribute. The settlement is subject to final court approval at a hearing currently scheduled for June 8, 2018. The results of that hearing cannot be assured.

In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct. On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action. On February 14, 2018, the parties agreed on a Stipulation of Settlement that provides for (a) implementation of certain corporate governance enhancements; (b) a mutual exchange of releases and dismissal of the litigation with prejudice; (c) denial by defendants of any wrongdoing and no admission of liability; and (d) payment by the Company of $1,000,000 in attorneys’ fees and costs for the benefit brought to the Company as a result of the litigation. On March 15, 2018, the court entered an order preliminarily approving the settlement. On May 7, 2018, the court entered an order and final judgment consistent with the terms of the parties’ Stipulation of Settlement.

The claims presented for the actions pending in Tennessee and Nevada have been presented to the Company’s insurance carriers, which have denied coverage. However, the Company and insurers have continued to discuss the Company’s demand for coverage. The Company, at this time, is unable to predict what, if any, settlement amount will be contributed by its insurance carriers.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company had accrued $23.3 million in litigation costs related to the Tennessee and Nevada claims ($22.3 million related the Tennessee claim and $1.0 million related to the Nevada claim). As the Company paid $25 million related to the Tennessee claim in the first quarter of 2018, the Company recognized additional litigation expense of $2.7 million during the three months ended March 31, 2018. As of March 31, 2018, the Company had accrued $1.0 million in litigation costs related to the Nevada claims. A discussion of the Company’s litigation settlement expense related to the Tennessee and Nevada actions can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

16.   Subsequent Events

On April 5, 2018, the Company granted an aggregate of 150,000 shares of restricted common stock to certain employees under the 2014 Equity Incentive Plan. The shares vest annually over a period of three years with the first vesting to occur on December 31, 2018. Additionally, on April 5, 2018, the Company granted an aggregate of 36,000 shares of fully vested common stock to its non-employee directors under the Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (vi) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) a disruption in our ability to perform diagnostic laboratory services; (viii) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (ix) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders or claims by various parties; (x) inability to meet the covenants in our loan documents; (xi) our inability to effectively integrate acquired facilities; and (xii) general economic conditions, as well as other risks discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018, and other filings with the SEC. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform diagnostic laboratory services and provide physician services to our clients. As of March 31, 2018, we operated 11 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,112 inpatient beds, including 732 licensed detoxification beds, 26 standalone outpatient centers, and 5 sober living facilities across 409 beds for a total of 1,521 combined inpatient and sober living beds.

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

Our highly trained clinical staff deploy research-based treatment programs with structured curricula for detoxification, inpatient treatment, partial hospitalization and intensive outpatient care. By applying a tailored treatment program based on the individual needs of each client, many of whom require treatment for a co-occurring mental health disorder such as depression, bipolar disorder or schizophrenia, we believe we offer the level of quality care and service necessary for our clients to achieve and maintain sobriety.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facilities

The following table presents information about our network of substance use treatment facilities as of March 31, 2018:

Facility Name	State	Beds(1)	IN/OON(2)	Property
Inpatient(3)
Laguna Treatment Hospital	CA	93	OON	Owned
River Oaks	FL	162	OON	Owned
Recovery First	FL	56	IN	Owned/Leased
Townsend New Orleans	LA	36	IN	Leased
AdCare Hospital	MA	114	IN	Owned
Oxford Treatment Center	MS	124	OON	Owned
Sunrise House	NJ	110	IN	Owned
Desert Hope	NV	148	OON	Owned
Solutions Treatment Center	NV	80	IN	Leased
AdCare Rhode Island	RI	59	IN	Owned
Greenhouse	TX	130	OON	Owned
Total Inpatient Beds		1,112

Sober Living
San Diego Sober Living	CA	36	n/a	Leased
Recovery First - Ft. Lauderdale East	FL	83	n/a	Leased
Resolutions Oxford	MS	72	n/a	Owned/Leased
Resolutions Las Vegas	NV	138	n/a	Leased
Resolutions Arlington	TX	80	n/a	Leased
Total Sober Living Beds		409
Total Beds		1,521

	State	Locations	IN/OON(2)	Property
Outpatient(4)
San Diego Outpatient	CA	1	OON	Leased
Recovery First Outpatient	FL	1	IN	Leased
Oxford Outpatient Center	MS	3	OON	Owned/Leased
Townsend Outpatient Centers	LA	7	IN	Leased
AdCare Outpatient Centers	MA/RI	7	IN	Owned/Leased
Sunrise House Outpatient	NJ	1	IN	Owned
Desert Hope Outpatient Center	NV	1	OON	Leased
Solutions Outpatient	NV	1	IN	Leased
Clinical Services of Rhode Island Outpatient	RI	3	IN	Leased
Greenhouse Outpatient	TX	1	OON	Leased
Total Outpatient Facilities		26
(1)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	Facility type reflects the primary payor type of the clients served at the facility: in-network (IN) or out-of-network (OON).
(3)	Inpatient facilities generally have the ability to provide detox, residential, partial hospitalization and intensive outpatient services.
(4)	Outpatient facilities generally have the ability to provide partial hospitalization and intensive outpatient services.

Bed Count Summary

The following table presents information about our total bed count between inpatient beds and sober living beds as of March 31, 2018 and December 31, 2017, respectively:

	As of March 31, 2018	As of December 31, 2017	Increase / (Decrease)
Inpatient Beds	1,112	939	173
Sober Living Beds	409	409	—
Total Beds	1,521	1,348	173

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On March 1, 2018, we acquired all of the outstanding shares of AdCare, Inc., a Massachusetts corporation (“AdCare”), and wholly owned subsidiary of AdCare Holding Trust a Massachusetts business trust (the “Seller”), which we refer to as the AdCare Acquisition. AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, five outpatient centers in Massachusetts, a 59-bed residential inpatient treatment center and two outpatient centers in Rhode Island. AdCare was purchased for total consideration of $83.9 million, subject to adjustments as set forth in the Securities Purchase Agreement (the “Purchase Agreement”), by and among AAC Healthcare Network, Inc., AAC Holdings, AdCare, and the Seller. The consideration was comprised of (i) approximately $65.2 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.9 million recorded in accrued and other current liabilities. We acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the seller ranges from zero to $3.1 million, subject to achievement of a certain adjusted EBITDA target over the 12 months following the transaction date.

Financing

On March 1, 2018, in conjunction with the AdCare Acquisition, we secured a $65.0 million incremental term loan commitment in conjunction with our senior secured credit agreement with Credit Suisse AG. We incurred $2.6 million in debt issuance costs related to underwriting and other professional fees as a result of the $65.0 million incremental term loan borrowing. As of March 31, 2018, $302.7 million was outstanding under the 2017 Credit Facility, including $32.0 million related to the 2017 Revolver and $270.7 million related to the 2017 Term Loan.

On March 1, 2018, in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, we issued the AdCare Note to the Seller, in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue monthly until the maturity date.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including clinical diagnostic laboratory services. We recognize revenue at the estimated net realizable value in the period in which services are provided. For each of the three months ended March 31, 2018 and March 31, 2017, the majority of our client related revenue was reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients.

Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. Revenue concentration by payor remains modest. For the three months ended March 31, 2018, no single payor accounted for more than 13.1% of our revenue, respectively, and for the three months ended March 31, 2017, no single payor accounted for more than 10.8% of our revenue, respectively.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the standard on January 1, 2018 using the modified retrospective approach. As a result of these new requirements, substantially all of our adjustments related to bad debt will now be recorded as a direct reduction to revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On an as reported basis, the following table summarizes the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and clinical diagnostic laboratory services, for the periods presented (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services[1]	$64,895	85.5	$49,495	69.5	$15,400	31.1
Outpatient facility and sober living services[2]	8,412	11.1	5,715	8.0	2,697	47.2
Client related diagnostic services[3]	2,616	3.4	16,009	22.5	(13,393)	(83.7)
Total client related revenue	$75,923	100.0	$71,219	100.0	$4,704	6.6
(1)	Inpatient treatment facility services and related professional services.
(2)	Outpatient facility and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

On a comparable accounting basis, the following table summarizes the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services, which includes point-of-care drug testing and clinical diagnostic laboratory services, for the periods presented as if we had adopted Topic 606 for both periods presented (in thousands):

	As Reported		Comparable Accounting Guidance
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services[1]	$64,895	85.5	$46,347	71.7	$18,548	40.0
Outpatient facility and sober living services[2]	8,412	11.1	5,257	8.1	3,155	60.0
Client related diagnostic services[3]	2,616	3.4	13,028	20.2	(10,412)	(79.9)
Total client related revenue	$75,923	100.0	$64,632	100.0	$11,291	17.5
(1)	Inpatient treatment facility services and related professional services.
(2)	Outpatient facility and sober living services.
(3)	Client related diagnostic services, which includes point of care drug testing and client related diagnostic laboratory services.

On an as reported basis, client related diagnostic services revenue for the three months ended March 31, 2018 decreased 83.7% to $2.6 million compared with $16.0 million for the three months ended March 31, 2017. On a comparable accounting basis, client related diagnostic services revenue for the three months ended March 31, 2018 decreased 79.9% to $2.6 million compared with $13.0 million for the three months ended March 31, 2017. On an as reported basis, client related diagnostic services revenue as a percentage of total client related revenues was 3.4% for the three months ended March 31, 2018 compared to 22.5% for the three months ended March 31, 2017. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursements combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests.

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

Our accounts receivable primarily consists of amounts due from commercial payors. From time to time, we may provide free care to clients, which we refer to as scholarships. We do not recognize revenue for scholarships provided. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company and are continuing to pursue additional collections for the estimated remaining balance outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Client Related Revenue.  Our non-client related revenue consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses, diagnostic laboratory services provided to clients of third-party addiction treatment providers and addiction care treatment services for individuals in the criminal justice system. Non-client related revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

Provision for doubtful accounts.  Prior to the adoption of Topic 606, the provision for doubtful accounts represented the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We established our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories.

As of March 31, 2018, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues less bad debt and days sales outstanding. Approximately $14.3 million and $14.6 million of the accounts receivable, net the of the allowance for doubtful accounts, at March 31, 2018 and December 31, 2017, respectively, includes accounts where we have received a partial payment from a commercial insurance company, and we are continuing to pursue additional collections for the balance that we estimate remains outstanding. An account is written off only after we have pursued collection efforts or otherwise determines an account to be uncollectible.

Operating Expenses.  Our 2018 operating expenses are primarily impacted by nine categories of expenses: salaries, wages and benefits; client related services; advertising and marketing; professional fees; other operating expenses; rentals and leases; litigation settlement expenses; depreciation and amortization; and acquisition-related expenses.

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

•

Client related services.  Client related services consist of physician and medical services as well as client meals, pharmacy, travel and various other expenses associated with client treatment. Client related services are significantly influenced by our average daily inpatient and sober living census.

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

•

Other operating expenses.  Other operating expenses consists primarily of utilities, insurance, telecom, travel and repairs and maintenance expenses and is significantly influenced by the total number of our facilities and our ADC.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 23, 2018, other filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q and those described below:

•

Average Daily Inpatient Census. We refer to the average number of clients to whom we are providing services at our inpatient facilities on a daily basis over a specific period as our average daily inpatient census. Our revenues are directly impacted by our average daily inpatient census, which fluctuates based on the effectiveness of our sales and marketing efforts, total number of effective beds, the number of client admissions and discharges in a period and the average length of stay.

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

•

Average Daily Inpatient Revenue.  Our average daily inpatient revenue is a per census metric equal to our total inpatient revenues, less any applicable provision for doubtful accounts, for a period divided by our average daily inpatient census for the same period divided by the number of days in the period. The key drivers of average daily inpatient revenue and include the mix of out-of-network beds versus in-network beds, the level of care that we provide to our clients during the period and payor mix. Our average daily inpatient revenue derived from in-network facilities and beds is generally lower than our average daily inpatient revenue derived from out-of-network facilities and beds.

•

Outpatient Visits.  Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period. Our revenues are directly impacted by our outpatient visits, which fluctuate based on our sales and marketing efforts, utilization review and the average length of stay.

•

Average Revenue per Outpatient Visit.  We refer to average revenue per outpatient visit as outpatient facility and sober living services revenue, less any applicable provision for doubtful accounts, for a period divided by our outpatient visits for the same period. The key drivers of average revenue per outpatient visit include the mix of out-of-network versus in-network and payor mix. Our average revenue per outpatient visit derived from in-network visits is generally lower than our average revenue per outpatient visit derived from out-of-network visits.

•

Revenue Per Admission.  Revenue per admission represents total client related revenue, less any applicable provision for doubtful accounts, recognized for each patient admitted to our treatment facilities. The drivers of revenue per admission include in-network or out-of-network insurance coverage, the level of care for which the patient is receiving, and the average length of stay for each patient, among other drivers.

•

Client Related Clinical Diagnostic Services as a Percentage of Total Client Related Revenue.  We refer to client related diagnostic services as a percentage of total client related revenue as client related diagnostic services revenue, less any applicable provision for doubtful accounts, for a period divided by total client related revenue, less any applicable provision for doubtful accounts, for the same period. Client related diagnostic services includes point of care drug testing and client related clinical diagnostic laboratory services which includes toxicology, hematology and pharmacogenetics testing. We tend to experience higher margins from our client related clinical diagnostic services than we do from other client related services.

•	Expense Management. Our profitability is directly impacted by our ability to manage our expenses, most notably salaries, wages and benefits and to adjust accordingly based upon our capacity.
•

Billing and Collections.  Our revenues and cash flow are directly impacted by our ability to properly verify our clients’ insurance benefits, obtain authorization for levels of care, properly submit insurance claims and manage collections.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

As previously discussed, AAC adopted Topic 606 on January 1, 2018. Under the new accounting guidance, the provision for doubtful accounts, which historically was reported as an operating expense, is now reported as a direct reduction to revenue. This change in presentation reduced revenues and operating expenses by the same amount and did not have an effect on net income. Because we adopted Topic 606 using the modified retrospective approach, prior year periods were not recast, and as such, revenues and expenses as a percentage of revenue as reported are not comparable to the current year presentation. Below we present the statement of operations as reported, and separately, our operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated.

The following tables present our condensed consolidated statements of operations as reported (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2018		2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$75,923	96.8	$71,219	97.5	$4,704	6.6
Non-client related revenue	2,550	3.2	1,820	2.5	730	40.1
Total revenues	78,473	100.0	73,039	100.0	5,434	7.4

Operating expenses
Salaries, wages and benefits	40,084	51.1	36,772	50.3	3,312	9.0
Client related services	7,747	9.9	6,378	8.7	1,369	21.5
Provision for doubtful accounts	—	—	6,587	9.0	(6,587)	(100.0)
Advertising and marketing	2,599	3.3	3,775	5.2	(1,176)	(31.2)
Professional fees	3,650	4.7	2,642	3.6	1,008	38.2
Other operating expenses	10,588	13.5	8,630	11.8	1,958	22.7
Rentals and leases	2,116	2.7	1,885	2.6	231	12.3
Litigation settlement	2,791	3.6	159	0.2	2,632	1,655.3
Depreciation and amortization	5,464	7.0	5,469	7.5	(5)	(0.1)
Acquisition-related expenses	305	0.4	183	0.3	122	66.7
Total operating expenses	75,344	96.0	72,480	99.2	2,864	4.0
Income from operations	3,129	4.0	559	0.8	2,570	459.7
Interest expense, net (change in fair value of interest rate swaps of $0 and ($83), respectively)	6,709	8.5	2,734	3.7	3,975	145.4
Other expense, net	9	—	34	—	(25)	(73.5)
Loss before income tax benefit	(3,589)	(4.6)	(2,209)	(3.0)	(1,380)	62.5
Income tax benefit	(1,494)	(1.9)	(565)	(0.8)	(929)	164.4
Net loss	(2,095)	(2.7)	(1,644)	(2.3)	(451)	27.4
Less: net loss attributable to noncontrolling interest	1,893	2.4	1,041	1.4	852	81.8
Net income (loss) attributable to AAC Holdings, Inc. common stockholders	$(202)	(0.3)	$(603)	(0.8)	$401	(66.5)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our revenues and operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated (unaudited, dollars in thousands):

	Three Months Ended
	March 31, 2018		Three Months Ended, March 31, 2017				Increase (Decrease)
	As Reported		As Reported		Comparable Basis		Comparable Basis
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$75,923	96.8	$71,219	97.5	$64,632	97.3	$11,291	17.5
Non-client related revenue	2,550	3.2	1,820	2.5	1,820	2.7	730	40.1
Total revenues	78,473	100.0	73,039	100.0	66,452	100.0	12,021	18.1

Operating expenses
Salaries, wages and benefits	40,084	51.1	36,772	50.3	36,772	55.3	3,312	9.0
Client related services	7,747	9.9	6,378	8.7	6,378	9.6	1,369	21.5
Provision for doubtful accounts	—	—	6,587	9.0	—	—	—	—
Advertising and marketing	2,599	3.3	3,775	5.2	3,775	5.7	(1,176)	(31.2)
Professional fees	3,650	4.7	2,642	3.6	2,642	4.0	1,008	38.2
Other operating expenses	10,588	13.5	8,630	11.8	8,630	13.0	1,958	22.7
Rentals and leases	2,116	2.7	1,885	2.6	1,885	2.8	231	12.3
Litigation settlement	2,791	3.6	159	0.2	159	0.2	2,632	1,655.3
Depreciation and amortization	5,464	7.0	5,469	7.5	5,469	8.2	(5)	(0.1)
Acquisition-related expenses	305	0.4	183	0.3	183	0.3	122	66.7
Total operating expenses	$75,344	96.0	$72,480	99.2	$65,893	99.2	$9,451	14.3
Income from operations	$3,129	4.0	$559	0.8	$559	0.8	$2,570	459.7

Client Related Revenue

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the standard on January 1, 2018 using the modified retrospective approach. As a result of these new requirements, substantially all of our adjustments related to bad debt are now recorded as a direct reduction to revenue. Prior to January 1, 2018, the provision for doubtful accounts was shown as an operating expense within the condensed consolidated statements of operations. For certain portions of management’s discussion and analysis of our financial condition and results of operations for the period ended March 31, 2018 as compared to the three months ended March 31, 2017 we have applied our adoption of Topic 606 to the prior-year period. Management believes that this allows for an accurate comparison our revenue in both periods. Where we use language below such as “comparable accounting basis” or similar language, this indicates a presentation of periods that allows for analysis on a consistent accounting basis.

Inpatient Treatment Facility Services Revenue

Inpatient treatment facilities services revenue, on a comparable accounting basis, increased $18.5 million, or 40.0%, to $64.9 million for the three months ended March 31, 2018 from $46.3 million for the three months ended March 31, 2017. Inpatient treatment facilities services revenue on an as reported basis, increased $15.4 million, or 31.1%, to $64.9 million for the three months ended March 31, 2018 from $49.5 million for the three months ended March 31, 2017

Inpatient treatment facility services revenue was positively impacted by an increase average daily inpatient revenue (“ADR”) as partially offset by a decrease in average daily inpatient census (“ADC”).

Our ADR increased $293, or 45.8%, to $933 for the three months ended March 31, 2018 from $640 for the three months ended March 31, 2017. The increase in ADR is partially attributable to a favorable shift in the service level mix within our inpatient treatment facilities and a favorable shift in the mix of ADC among our inpatient treatment facilities. As a result of planned expansion of outpatient services, a greater percentage of lower levels of care, such as partial hospitalization and intensive outpatient services that were historically performed in our inpatient treatment facilities, are now performed in our outpatient treatment facilities. As the ADR for these lower levels of care are significantly less than the ADR for higher levels of care such as detoxification and residential services, our ADR in our inpatient facilities has increased. The remaining increase in the ADR primarily relates to improved billing and collections activity as a result of revenue cycle improvements in both processes and technology.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our ADC decreased 29, or 3.6%, to 773 for the three months ended March 31, 2018 from 802 for the three months ended March 31, 2017. However, our average effective inpatient bed utilization increased to 78% for the three months ended March 31, 2018, from 75% for the three months ended March 31, 2017. This is due to our planned increase in sober living bed capacity and our planned reduction in inpatient bed capacity. Our average inpatient bed capacity decreased 11.6% to 997 beds for the three months ended March 31, 2018, from 1,128 for the three months ended March 31, 2017.

Partially contributing to the increase in inpatient treatment facility services revenue was the AdCare Acquisition on March 1, 2018. Approximately 6.6% of the 40.0% increase in inpatient treatment facility services revenue, on a comparable accounting basis, relates to inpatient treatment facility services revenue from AdCare.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue, on a comparable accounting basis, increased $3.2 million, or 60.0%, to $8.4 million for the three months ended March 31, 2018, from $5.3 million for the three months ended March 31, 2017. Outpatient facility and sober living revenue, on an as reported basis, increased $2.7 million, or 47.2%, to $8.4 million for the three months ended March 31, 2018, from $5.7 million for the three months ended March 31, 2017.

Outpatient visits increased 83.2% to 30,313 for the three months ended March 31, 2018 from 16,550 for the three months ended March 31, 2017. Contributing to the increase in outpatient visits was the acquisition of AdCare on March 1, 2018, and an increase in our average daily sober living census, which increased 64.9% to 254 for the three months ended March 31, 2018 from 154 for the three months ended March 31, 2017.

Net revenue per outpatient visit decreased 12.6% to $278 for the three months ended March 31, 2018 compared with $318 for the three months ended March 31, 2017. The decrease in net revenue per outpatient visit is primarily related to additional in-network outpatient visits predominantly related to the AdCare Acquisition.

Client Related Diagnostic Services

Client related diagnostic services revenue, on a comparable accounting basis, decreased $10.4 million, or 79.9% to $2.6 million for the three months ended March 31, 2018, from $13.0 million for the three months ended March 31, 2017. Client related diagnostic services revenue, on an as reported basis, decreased $13.4 million, or 83.7%, to $2.6 million for the three months ended March 31, 2018 from $16.0 million for the three months ended March 31, 2017. The decrease in client related diagnostic services revenue is a result of previously anticipated lower reimbursements combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges from the delivery of quality targeted leads to behavioral and mental health service businesses, diagnostic laboratory services provided to clients of third-party addiction treatment providers and addiction care treatment services for individuals in the criminal justice system. Non-client related revenue increased $0.7 million, or 40.1%, to $2.6 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. The increase in non-client related revenue was primarily related to addiction care treatment services for individuals in the criminal justice system as a result of the AdCare acquisition on March 1, 2018.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $3.3 million, or 9.0%, to $40.1 million for the three months ended March 31, 2018, from $36.8 million for the three months ended March 31, 2017. The increase in salaries, wages and benefits was primarily impacted by the AdCare Acquisition, partially offset by a reduction in stock compensation expense.

On a comparable accounting basis, salaries, wages and benefits were 51.1% of total revenues for the three months ended March 31, 2018, compared to 55.3% of total revenues for the three months ended March 31, 2017. As reported for the three months ended March 31, 2018 and 2017, salaries, wages and benefits were 51.1% and 50.3% of total revenues, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Client Related Services

Client related services expense increased $1.4 million, or 21.5%, to $7.7 million for the three months ended March 31, 2018, from $6.4 million for the three months ended March 31, 2017. The increase in client related services expense was primarily the result of the increase in our total average daily census to 1,027 for the three months ended March 31, 2018 from 956 for the three months ended March 31, 2017.

On a comparable accounting basis, client related services expense was 9.9% of total revenues for the three months ended March 31, 2018, compared to 9.6% of total revenues for the three months ended March 31, 2017. As reported for the three months ended March 31, 2018 and 2017, client related services expense was 9.9% and 8.7% of total revenues, respectively.

Advertising and Marketing

Advertising and marketing expense decreased $1.2 million, or 31.2%, to $2.6 million for the three months ended March 31, 2018, from $3.8 million for the three months ended March 31, 2017. The decrease in advertising and marketing expense was primarily driven by reducing television advertising and focusing on optimizing more efficient and cost-effective advertising platforms, including AAC owned websites.

On a comparable accounting basis, advertising and marketing expense was 3.3% of total revenues for the three months ended March 31, 2018, compared to 5.7% of total revenues for the three months ended March 31, 2017. As reported for the three months ended March 31, 2018 and 2017, advertising and marketing expense was 3.3% and 5.2% of total revenues, respectively.

Professional Fees

Professional fees increased $1.0 million, or 38.2%, to $3.7 million for the three months ended March 31, 2018, from $2.6 million for the three months ended March 31, 2017. The increase in professional fees was primarily related additional consulting fees and contract labor for the three months ended March 31, 2018.

On a comparable accounting basis, professional fees were 4.7% of total revenues for the three months ended March 31, 2018, compared to 4.0% of total revenues for the three months ended March 31, 2017. As reported for the three months ended March 31, 2018 and 2017, professional fees were 4.7% and 3.6% of total revenues, respectively.

Other Operating Expenses

Other operating expenses increased $2.0 million, or 22.7%, to $10.6 million for the three months ended March 31, 2018, from $8.6 million for the three months ended March 31, 2017. The increase was primarily the result of professional liability insurance expense and additional medical supplies at our two laboratories.

On a comparable accounting basis, other operating expenses were 13.5% of total revenues for the three months ended March 31, 2018, compared to 13.0% of total revenues for the three months ended March 31, 2017. As reported for the three months ended March 31, 2018 and 2017, other operating expenses were 13.5% and 11.8% of total revenues, respectively.

Rentals and Leases

Rentals and leases expense increased $0.2 million, or 12.3%, to $2.1 million for the three months ended March 31, 2018, from $1.9 million for the three months ended March 31, 2017.

Litigation Settlement

Litigation settlement expense increased $2.6 million to $2.8 million for the three months ended March 31, 2018, from $0.2 million for the three months ended March 31, 2017.

For further discussion of significant legal matters, see Note 15 (Commitments and Contingencies) to our consolidated financial statements included in this quarterly report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expense was $5.5 million for both the three months ended March 31, 2018 and 2017.

Acquisition-Related Expenses

Acquisition-related expenses increased $0.1 million to $0.3 million for the three months ended March 31, 2018, from $0.2 million for the three months ended March 31, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense

Interest expense increased $4.0 million, or 145.4%, to $6.7 million for the three months ended March 31, 2018, compared to $2.7 million for the three months ended March 31, 2017. The increase in interest expense was primarily the result of an increase in interest rates on outstanding debt, as well as a $25.0 million sale-leaseback transaction (“2017 Sale Leaseback”) with MedEquities Realty Operating Partnership, LP, a subsidiary of MedEquities Realty Trust, Inc., that closed in August 2017.

Outstanding debt at March 31, 2018 was approximately $312.3 million, compared to $198.4 million at March 31, 2017. Our weighted average interest rate on outstanding debt at March 31, 2018 was 8.5% compared to 5.4% at March 31, 2017.

Refer to Note 10 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility.

Income Tax Expense

For the three months ended March 31, 2018, income tax benefit was $1.5 million, reflecting an effective tax rate of 41.6%, compared to income tax benefit of $0.6 million, reflecting an effective tax rate of 25.6%, for the three months ended March 31, 2017. The increase in income tax benefit and the change in the effective tax rate is primarily related to the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

Net Loss Attributable to Noncontrolling Interest

For the three months ended March 31, 2018, net loss attributable to noncontrolling interest was $1.9 million compared to $1.0 million for the three months ended March 31, 2017. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	March 31,		Increase
	2018	2017	(Decrease)
(Used in) provided by operating activities	$(18,999)	$4,356	$(23,355)
Used in investing activities	(72,490)	(10,687)	(61,803)
Provided by financing activities	92,012	8,247	83,765
Net change in cash and cash equivalents	523	1,916	(1,393)
Cash and cash equivalents at end of period	$14,341	$5,880	$8,461

Operating Activities

Cash used in operating activities was $19.0 million for the three months ended March 31, 2018, compared to cash provided by operations of $4.4 million for the three months ended March 31, 2017. Included in the cash used in operating activities was $25.0 million paid related to the Shareholder Lawsuit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

Cash used in investing activities was $72.5 million for the three months ended March 31, 2018, compared to $10.7 million for the three months ended March 31, 2017. Of the $72.5 million of cash used in investing activities for the three months ended March 31, 2018, $67.9 million was related to the AdCare Acquisition.

Financing Activities

Cash provided by financing activities was $92.0 million for the three months ended March 31, 2018, compared to $8.2 million for the three months ended March 31, 2017. Cash provided by financing activities for the three months ended March 31, 2018, was primarily related to the net proceeds from the $65.0 million incremental term loan in conjunction with the AdCare Acquisition as well as a $32.0 million draw on our 2017 Revolver. Refer to Note 10 (Debt) for further information regarding the 2017 Credit Facility.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 10 (Debt) to the accompanying condensed consolidated financial statements.

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

The 2017 Term Loan is scheduled to mature in June 2023, bears interest at LIBOR plus 6.75% per annum (with a 1.0% floor) or Alternative Base Rate (as defined in the 2017 Credit Facility) plus 5.75% per annum and has incremental borrowing ability subject to certain consents and conditions, including obtaining additional commitments from lenders. The 2017 Revolver is scheduled to mature in June 2022, and bears interest at LIBOR plus 6.00% per annum or Alternative Base Rate plus 5.00% per annum. The 2017 Credit Facility reduced covenant restrictions and increased borrowing capacity as compared to the 2015 Credit Facility and the Deerfield Facility.

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

On March 1, 2018, in conjunction with the AdCare Acquisition, we closed on a $65.0 million incremental term loan in conjunction with our senior secured credit agreement with Credit Suisse AG. We incurred $2.6 million in debt issuance costs related to underwriting and other professional fees as a result of the $65.0 million incremental term loan borrowing. As of March 31, 2018, $302.7 million was outstanding under the 2017 Credit Facility, including $32.0 million related to the 2017 Revolver and $270.7 million related to the 2017 Term Loan.

As of March 31, 2018, our borrowing availability under the 2017 Revolver was $23.0 million, less $3.5 million of outstanding letters of credit.

Subordinated Note

On March 1, 2018, in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, we issued the AdCare Note to the Seller, in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue until the maturity date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 11.6% and have maturity dates through April 2020. Total obligations under capital leases at March 31, 2018 were $0.9 million, of which $0.7 million was included in the current portion of long-term debt.

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

The initial annual minimum rent payable is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase 1.5% of the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent will never be less than an amount equal to 1.5% or greater than an amount equal to 103.0% of the annual rent in effect for the immediately preceding year.

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

We have entered into written management services agreements with each of the Professional Groups under which we provide management and other administrative services to the Professional Groups. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreements, the Professional Groups’ monthly revenue will first be applied to the payment of operating expenses consisting of refunds or rebates owed to clients or payors, compensation expenses of the physicians and other service providers, lease payments, professional and liability insurance premiums and any other costs or expenses incurred by us for the benefit of the Professional Groups and, thereafter, applied to the payment of a management fee equal to 20% of the Professional Groups’ gross collected monthly revenue. As described above, we also provide financial support to each Professional Group on an as-needed basis to cover any shortfall between revenue collected by such Professional Groups from the treatment facilities and payors and the Professional Group’s contracting expenses and payroll requirements. Through these arrangements, we are directing the activities that most significantly impact the financial results of the respective Professional Groups; however, treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Professional Groups as required by various state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the seven Professional Groups as VIEs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $2.1 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2018 consisted of $302.7 million of variable rate debt with interest based on LIBOR, plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.0 million on an annual basis based upon our borrowing level at March 31, 2018.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 15 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and incorporated by reference in this Part II, Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. In addition, although certain legal proceedings described in Note 15 may not be required to be disclosed in this Part II, Item 1 under SEC rules because of immateriality, due to the nature of the business of the Company, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

We are updating the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in order to account for the closing of the AdCare Acquisition on March 1, 2018.

Risks Related to Our Business

If reimbursement rates paid by federal or state healthcare programs or commercial payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, or if third-party payors otherwise restrain our ability to obtain or provide services to clients, our business, financial condition and results of operation could be adversely affected.

Managed care organizations and other third-party payors, both government and commercial, pay for the services that we provide to many of our clients. For 2017, approximately 92.3% of our revenue was reimbursable by third-party payors, including amounts paid by such payors to clients, with the remaining portion payable directly by our clients. If any third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, financial condition and results of operations may be materially adversely affected. Following the acquisition of AdCare, a portion of our revenues come from government healthcare programs, principally Medicare and Medicaid. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

As federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and to new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

In addition to limits on the amounts payors will pay for the services we provide to their members, government and commercial payors attempt to control costs by imposing controls designed to reduce admissions and the length of stay for clients, including preadmission authorizations and utilization review, have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a client by third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill clients. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers. Although we are unable to predict the effect these controls and changes could have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of substance use treatment services covered by government or third-party commercial payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

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

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure, certification and accreditation of substance use treatment services;
•	licensure, CLIA certification and accreditation of laboratory services;
•	enrollment with government programs;
•	handling, administration and distribution of controlled substances;
•	necessity and adequacy of care and quality of services;
•	licensure, certification and qualifications of professional and support personnel;
•	referrals of clients and permissible relationships with physicians and other referral sources;
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

We endeavor to comply with all applicable legal and regulatory requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We seek to structure our relationships with physicians and other referral sources or recipients to comply with applicable anti-kickback laws, our relationships with physicians to comply with physician self-referral laws, fee-splitting laws and state corporate practice of medicine prohibitions, and our operations to comply with applicable reimbursement requirements. We monitor these laws and their implementing regulations and implement changes as necessary. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the compensation paid under our contracts with professional physician groups, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result.

Our treatment facilities operate in an environment of increasing state and federal enforcement activity and private litigation targeted at healthcare providers.

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste and abuse, including $10 million for each of federal fiscal years 2018 through 2020. From time to time, the HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our facilities participate in Medicare or Medicaid and, therefore, could be subject to government investigation. Further, even though we operate a number of facilities that do not currently bill Medicare or Medicaid for substance use treatment services, there is a risk that specific investigation initiatives could be expanded to include our treatment facilities or laboratory services. In addition, increased government enforcement activities, even if not directed towards our treatment facilities or laboratories, also increase the risk that our facilities, physicians and other clinicians furnishing services in our facilities, or our executives and directors, could be named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations. Any governmental investigations, private litigation or other legal proceedings involving any of our facilities or laboratories, our executives or our directors, even if we ultimately prevail, could result in significant expense, adversely affect our reputation or profitability and materially adversely affect our financial condition and results of operation. In addition, we may be required to make changes in our laboratory or other substance use treatment services as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended March 31, 2018:

Period	Total number of shares purchased(1)	Aggregate price paid per share
January 1, 2018 through January 31, 2018	—	—
February 1, 2018 through February 28, 2018	—	—
March 1, 2018 through March 31, 2018	4,145	$11.48
(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

The Company did not purchase any shares as part of a publicly announced plan or program during the three months ended March 31, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Exhibit Description
10.1

Incremental Loan Assumption Agreement, dated as of March 1, 2018, by and among AAC Holdings, Inc., the other Loan Parties, the other Lenders party hereto constituting the Required Lenders and Credit Suisse AG, as Administrative Agent and Collateral Agent under the Credit Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on March 2, 2018 and incorporated herein by reference).

10.2*	Amendment No. 1 to Guarantee and Collateral Agreement, dated as of March 30, 2018, by and among AAC Holdings, Inc. and Credit Suisse AG.
31.1*	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Andrew W. McWilliams, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Michael T. Cartwright, Chief Executive Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Andrew W. McWilliams, Chief Financial Officer, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
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

AAC Holdings, Inc.

By:	/s/ Michael T. Cartwright
Michael T. Cartwright Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2018