Form 10-Q
period 2018-06-30
AAC Holdings, Inc.
filed 2018-08-03
CIK 1606180

E a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2018, the registrant had 24,596,675 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

June 30, 2018

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Unaudited

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Client related revenue	$83,293	$75,692	$159,216	$146,911
Non-client related revenue	3,468	2,350	6,018	4,170
Total revenues	86,761	78,042	165,234	151,081

Operating expenses
Salaries, wages and benefits	46,850	34,508	86,934	71,280
Client related services	8,393	6,646	16,140	13,024
Provision for doubtful accounts	366	9,496	366	16,083
Advertising and marketing	2,584	3,266	5,183	7,041
Professional fees	4,950	3,039	8,600	5,681
Other operating expenses	12,194	8,199	22,782	16,988
Rentals and leases	2,563	1,849	4,679	3,734
Litigation settlement	244	—	3,035	—
Depreciation and amortization	5,909	5,058	11,373	10,527
Acquisition-related expenses	—	42	305	225
Total operating expenses	84,053	72,103	159,397	144,583
Income from operations	2,708	5,939	5,837	6,498
Interest expense, net (change in fair value of interest rate swaps of $0, ($25), $0 and ($108), respectively)	7,893	2,846	14,602	5,580
Loss on extinguishment of debt	—	5,435	—	5,435
Other (income) expense, net	(98)	(6)	(89)	28
Loss before income tax (benefit) expense	(5,087)	(2,336)	(8,676)	(4,545)
Income tax (benefit) expense	(84)	562	(1,578)	(3)
Net loss	(5,003)	(2,898)	(7,098)	(4,542)
Less: net loss attributable to noncontrolling interest	1,990	982	3,883	2,023
Net loss attributable to AAC Holdings, Inc. common stockholders	$(3,013)	$(1,916)	$(3,215)	$(2,519)
Basic loss per common share	$(0.12)	$(0.08)	$(0.13)	$(0.11)
Diluted loss per common share	$(0.12)	$(0.08)	$(0.13)	$(0.11)
Weighted-average common shares outstanding:
Basic	24,166,976	23,242,177	23,956,760	23,203,081
Diluted	24,166,976	23,242,177	23,956,760	23,203,081

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,353	$13,818
Accounts receivable, net of allowances	97,362	94,096
Prepaid expenses and other current assets	4,638	4,022
Total current assets	113,353	111,936
Property and equipment, net	168,373	152,548
Goodwill	197,184	134,396
Intangible assets, net	13,201	8,829
Deferred tax assets, net	9,572	8,010
Other assets	11,069	12,556
Total assets	$512,752	$428,275

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,613	$4,579
Accrued and other current liabilities	30,487	27,661
Accrued litigation	—	23,607
Current portion of long-term debt	6,723	4,722
Total current liabilities	43,823	60,569
Long-term debt, net of current portion and deferred financing costs	295,322	196,451
Financing lease obligation, net of current portion	24,488	24,541
Other long-term liabilities	12,322	10,546
Total liabilities	375,955	292,107

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,596,675 and 23,872,436 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	25	24
Additional paid-in capital	160,156	152,430
Retained deficit	(4,675)	(1,460)
Total stockholders’ equity	155,506	150,994
Noncontrolling interest	(18,709)	(14,826)
Total stockholders’ equity including noncontrolling interest	136,797	136,168
Total liabilities and stockholders’ equity	$512,752	$428,275

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2017	23,872,436	$24	$152,430	$(1,460)	$150,994	$(14,826)	$136,168
Common stock granted and issued under stock incentive plan, net of forfeitures	141,895	—	2,159	—	2,159	—	2,159
Common stock withheld for minimum statutory taxes	(7,607)	—	(92)	—	(92)	—	(92)
Effect of employee stock purchase plan	27,900	—	221	—	221	—	221
Common stock issued upon acquisition of AdCare, Inc.	562,051	1	5,438	—	5,439	—	5,439
Net loss	—	—	—	(3,215)	(3,215)	(3,883)	(7,098)
Balance at June 30, 2018	24,596,675	$25	$160,156	$(4,675)	$155,506	$(18,709)	$136,797

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows (used in) provided by operating activities:
Net loss	$(7,098)	$(4,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	366	16,083
Depreciation and amortization	11,373	10,527
Equity compensation	2,159	4,189
Loss on extinguishment of debt	—	5,435
Loss on disposal of property and equipment	34	—
Amortization of deferred financing costs	1,357	364
Deferred income tax benefit	(1,562)	(582)
Changes in operating assets and liabilities:
Accounts receivable	724	(25,276)
Prepaid expenses and other assets	1,475	690
Accounts payable	(1,464)	1,286
Accrued and other current liabilities	457	932
Accrued litigation	(23,300)	(406)
Other long-term liabilities	(230)	(311)
Net cash (used in) provided by operating activities	(15,709)	8,389
Cash flows used in investing activities:
Purchase of property and equipment	(11,196)	(18,665)
Acquisition of AdCare, Inc., net of cash acquired	(65,185)	—
Net cash used in investing activities	(76,381)	(18,665)
Cash flows provided by financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	—	(204,773)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	—	11,679
Payments on 2017 Credit Facility	(3,448)	—
Proceeds from 2017 Credit Facility, net of deferred financing costs	94,286	211,494
Payments on capital leases and other	(440)	(400)
Payments on AdCare Note	(250)	—
Payment of employee taxes for net share settlement	(523)	(895)
Net cash provided by financing activities	89,625	17,105
Net change in cash and cash equivalents	(2,465)	6,829
Cash and cash equivalents, beginning of period	13,818	3,964
Cash and cash equivalents, end of period	$11,353	$10,793

Supplemental information on non-cash investing and financing transactions:
Accrued purchase of property and equipment	$136	$1,300
Accrued employee taxes for net share settlement	$44	$109

2018 Acquisition:
Purchase price, including contingent consideration	$83,905	$—
Buyer common stock issued	(5,439)	—
Contingent consideration	(945)	—
Promissory note issued	(9,636)	—
Cash acquired	(2,700)	—
Cash paid for acquisition	$65,185	$—

See accompanying notes to condensed consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.   Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company” or “AAC Holdings”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee, and provides inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with the Company’s substance use treatment services, the Company performs drug testing, diagnostic laboratory services and provides physician services to clients. The Company operates numerous facilities located throughout the United States, including inpatient substance abuse treatment facilities, standalone outpatient centers and sober living facilities that focus on delivering effective clinical care and treatment solutions.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of June 30, 2018 and 2017. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients, and the Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 include assets of $1.0 million and $2.1 million, respectively, and liabilities of $0.7 million and $0.4 million, respectively related to the VIEs. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $2.0 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and net loss of $3.9 and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The only activity that will be recorded in operating expenses from 2018 onward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. The Company recorded $0.4 million of expense related to one of our digital outreach platform customers during the quarter ended June 30, 2018.

The initial application of Topic 606 had no impact to the beginning balances of the Company's consolidated financial statements as of January 1, 2018. In adopting Topic 606, the Company elected the practical expedients related to immaterial contract acquisition costs and insignificant financing components of the transaction price.

For the three and six months ended June 30, 2018, the impact on the Company's Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$83,293	$96,150	$(12,857)	$159,216	$178,630	$(19,414)
Non-client related revenue	$3,468	$3,616	$(148)	$6,018	$6,414	$(396)
Provision for doubtful accounts	$366	$13,371	$(13,005)	$366	$20,176	$(19,810)

3.   Client Related Revenue and Non-Client Related Revenue

Client Related Revenue

Client related revenue primarily consists of service charges related to providing addiction treatment and related services, including diagnostic laboratory services. As it relates to recognizing revenue, the Company’s contracts are with the individuals for whom the Company provides care. The majority of the Company’s contracts with clients have a single performance obligation because the promise to deliver services is not separately identifiable from other promises in the contracts. The Company’s performance obligations are satisfied over time as clients simultaneously receive and consume the benefits provided. Therefore, the Company recognizes revenue in the same period the services are performed, and there are no remaining performance obligations at period-end.

Due to the nature of the industry, there are often more than two parties to the service transactions (including customers, providers and payors), and the estimation of revenue is complex and requires significant judgment. Management estimates variable consideration using the expected value method. The expected value method is used when an entity has a large number of contracts with similar characteristics, as is the case with the Company’s contracts. The transaction price is recorded based on the estimated ultimate value remaining after all uncertainty is resolved. The estimates of variable consideration are based largely on an assessment of the Company’s anticipated performance as well as historical, current, and forecasted information. The Company updates its estimate of the transaction price at the end of each reporting period, and any amounts allocated to a satisfied performance obligation are recognized as revenue or a reduction of revenue in the period in which the transaction price changes.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services. Inpatient treatment facility services include revenues from related professional services, and client related diagnostic services includes revenues from point of care services as well as laboratory services.

For the three months ended June 30, 2018 and 2017, on an as reported basis (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$66,721	80.1	$61,754	81.6	$4,967	8.0
Outpatient facility and sober living services	9,028	10.8	6,238	8.2	2,790	44.7
Client related diagnostic services	7,544	9.1	7,700	10.2	(156)	(2.0)
Total client related revenue	$83,293	100.0	$75,692	100.0	$7,601	10.0

For the three months ended June 30, 2018 and 2017, on a comparable accounting basis as if the Company had not adopted Topic 606 (in thousands):

	Previous Accounting Guidance		As Reported
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$74,527	77.5	$61,754	81.6	$12,773	20.7
Outpatient facility and sober living services	11,515	12.0	6,238	8.2	5,277	84.6
Client related diagnostic services	10,108	10.5	7,700	10.2	2,408	31.3
Total client related revenue	$96,150	100.0	$75,692	100.0	$20,458	27.0

For the six months ended June 30, 2018 and 2017, on an as reported basis (in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$131,616	82.7	$111,249	75.7	$20,367	18.3
Outpatient facility and sober living services	17,440	11.0	11,953	8.1	5,487	45.9
Client related diagnostic services	10,160	6.3	23,709	16.2	(13,549)	(57.1)
Total client related revenue	$159,216	100.0	$146,911	100.0	$12,305	8.4

For the six months ended June 30, 2018 and 2017, on a comparable accounting basis as if the Company had not adopted Topic 606 (in thousands):

	Previous Accounting Guidance		As Reported
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$142,750	79.9	$111,249	75.7	$31,501	28.3
Outpatient facility and sober living services	19,026	10.7	11,953	8.1	7,073	59.2
Client related diagnostic services	16,854	9.4	23,709	16.2	(6,855)	(28.9)
Total client related revenue	$178,630	100.0	$146,911	100.0	$31,719	21.6

Non-Client Related Revenue

Non-client related revenue consists of diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and services provided to third-party behavioral health providers who use our digital outreach platforms.

Revenue from diagnostic laboratory services provided to clients of third-party addiction treatment providers is recognized at the point in time when the order is completed. These contracts have a single performance obligation, and the transaction price is agreed upon between the Company and the third-party lab provider to services being rendered.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue for addiction care treatment services for individuals in the criminal justice system is recognized as services are provided in accordance with contracts with certain Massachusetts state agencies.

Revenue from third-party behavioral health providers who use our digital outreach platforms is recognized over time as these customers simultaneously receive and consume the benefits of the services provided. The Company’s marketing contracts typically have one performance obligation. There are no significant judgments in determining the transaction price as the price is listed in the contract and not subject to change.

4.   General and Administrative Costs

The majority of the Company’s expenses are cost of revenue items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $21.3 million and $17.6 million for the three months ended June 30, 2018 and 2017, respectively, and $43.3 and $36.7 million for the six months ended June 30, 2018 and 2017, respectively.

5.   Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under stock-based payment arrangements, and outstanding convertible debt securities. Diluted EPS attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of diluted common shares outstanding during the period.

The following table presents the components of the numerator and denominator used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss attributable to AAC Holdings, Inc. common stockholders	$(3,013)	$(1,916)	$(3,215)	$(2,519)
Denominator
Weighted-average common shares outstanding – basic	24,166,976	23,242,177	23,956,760	23,203,081
Dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	24,166,976	23,242,177	23,956,760	23,203,081

Basic loss per common share	$(0.12)	$(0.08)	$(0.13)	$(0.11)
Diluted loss per common share	$(0.12)	$(0.08)	$(0.13)	$(0.11)

For the three months ended June 30, 2018 and 2017, the Company had 156,779 and 11,985 potentially dilutive shares, respectively. For the six months ended June 30, 2018 and 2017, the Company had 90,288 and 23,970 potentially dilutive shares, respectively. These dilutive shares are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Acquisition

On March 1, 2018, the Company acquired all of the outstanding shares of AdCare, Inc., a Massachusetts corporation (“AdCare”), and wholly owned subsidiary of AdCare Holding Trust, a Massachusetts business trust (the “Seller”), which we refer to as the “AdCare Acquisition.” AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, five outpatient centers in Massachusetts, a 59-bed residential inpatient treatment center and two outpatient centers in Rhode Island. AdCare was purchased for total consideration of $83.9 million, subject to adjustments as set forth in the Securities Purchase Agreement (the “Purchase Agreement”), by and among AAC Healthcare Network, Inc., AAC Holdings, AdCare, and the Seller. The consideration was comprised of (i) approximately $65.2 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.9 million recorded in accrued and other current liabilities. The Company acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the seller ranges from zero to $3.1 million, subject to achievement of a certain adjusted EBITDA target over the 12 months following the transaction date.

FASB ASC 805 requires that the fair value of a contingent consideration liability be updated at each reporting period until the contingency is resolved. The Company remeasured the fair value of the contingent consideration related to the AdCare Acquisition as of June 30, 2018 and determined that the fair value as of this date was $0.7 million. The decrease in the fair value of $0.2 million was included as an acquisition related expense for the three months ended June 30, 2018.

The AdCare Acquisition was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations. For U.S. federal income tax purposes, the Purchase Agreement contemplates that the AdCare Acquisition shall be treated as an “applicable asset acquisition” as defined in Section 1060 of the Code. The Company recorded the transaction based upon the fair value of the consideration paid. This consideration was preliminarily allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date. The Company is further assessing the valuation of receivables, assumed liabilities, real property, intangible assets, and contingent consideration, some of which are dependent on the completion of the valuation assessment being performed by independent specialists.

The preliminary allocation of assets acquired and liabilities assumed on the acquisition date, based on the fair value of AdCare, is as follows (in thousands):

AdCare Acquisition
Cash and cash equivalents	$2,700
Accounts receivable	4,357
Prepaid expenses and other assets	996
Property and equipment	15,719
Goodwill	62,788
Intangible assets	5,280
Total assets acquired	91,840
Accrued and other current liabilities	5,931
Long-term liabilities	2,004
Net assets acquired	$83,905

Acquisition-related costs for the transaction were recorded as acquisition-related expenses in the consolidated statements of operations.

Total AdCare revenue and income before income tax expense from the date of acquisition through June 30, 2018 was approximately $17.2 million and $2.3 million, respectively. The following pro forma results of operations of the Company for the three and six months ended June 30, 2018 and June 30, 2017, are presented as if the AdCare Acquisition had occurred on January 1, 2017.

The pro forma loss before income tax benefit for six months ended June 30, 2018 was adjusted to exclude approximately $0.4 million of nonrecurring acquisition costs and to include additional interest expense of $0.4 million and depreciation and amortization expense of $0.2 million.

The pro forma loss before income tax benefit for the three months ended June 30, 2017 was adjusted to include additional interest expense of $1.5 million and depreciation and amortization expense of $0.2 million. The pro forma loss before income tax benefit for the six months ended June 30, 2017 was adjusted to include additional interest expense of $3.0 million and depreciation and amortization expense of $0.5 million.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents pro forma results as discussed above, which are not indicative of the actual results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$86,761	$90,131	$173,508	$175,479
Loss before income tax benefit	$(5,087)	$(2,308)	$(10,017)	$(4,610)

7.   Accounts Receivable

For the six months ended June 30, 2018, approximately 12.4% of the Company’s revenues were reimbursed by Anthem Blue-Cross Blue-Shield of Texas and 10.3% were reimbursed by Blue-Cross Blue-Shield of Florida. No other payor accounted for more than 10.0% of revenue reimbursements for the six months ended June 30, 2018.

For the six months ended June 30, 2017, approximately 11.1% of the Company’s revenues were reimbursed by Anthem Blue-Cross Blue-Shield of Nevada, 10.2% were reimbursed by Blue-Cross Blue-Shield of Florida and 10.0% were reimbursed by Blue-Cross Blue-Shield of Texas. No other payor accounted for more than 10.0% of revenue reimbursements for the six months ended June 30, 2017.

As of June 30, 2018, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements.

The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts as of June 30, 2018 and 2017:

	Current	31-180 Days	Over 180 Days	Total
June 30, 2018	41.8%	40.0%	18.2%	100.0%
June 30, 2017	31.0%	44.6%	24.4%	100.0%

Approximately $12.3 million and $14.6 million of accounts receivable, net of the allowance for doubtful accounts, at June 30, 2018 and December 31, 2017, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the remaining balance. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

8.   Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land	$19,364	$15,766
Buildings and improvements	158,647	130,710
Equipment and software	32,936	32,968
Construction in progress	16,881	22,310
Total property and equipment	227,828	201,754
Less accumulated depreciation	(59,455)	(49,206)
Property and equipment, net	$168,373	$152,548

For the three months ended June 30, 2018 and 2017, depreciation expense was $5.4 million and $4.7 million, respectively.

For the six months ended June 30, 2018 and 2017, depreciation expense was $10.5 million and $9.7 million, respectively.

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s goodwill balance as of June 30, 2018 and December 31, 2017 was $197.2 and $134.4 million, respectively. The increase in goodwill is due to the AdCare Acquisition as shown below and discussed in Note 6 (Acquisition) (in thousands):

Balance at December 31, 2017	$134,396
AdCare Acquisition	62,788
Balance at June 30, 2018	$197,184

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Trademarks and trade names	$8,422	$5,322	$2,356	$1,986
Non-compete agreements	2,267	1,587	1,481	1,372
Marketing intangibles	5,651	5,651	1,767	1,485
Leasehold interests	1,498	1,498	492	397
Service contracts	950	—	32	—
Other	601	51	60	40
	$19,389	$14,109	$6,188	$5,280

Amortization expense for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.4 million, respectively.

Amortization expense for the six months ended June 30, 2018 and 2017 was $0.9 million and $0.8 million, respectively.

All intangible assets are amortized using the straight-line method. The following table presents amortization expense expected to be recognized during fiscal years subsequent to June 30, 2018 (in thousands):

Fiscal Year Ended	Expected Amortization Expense
2018(1)	$1,022
2019	2,008
2020	2,005
2021	1,765
2022	1,619
Thereafter	4,782
Total	$13,201
(1)	Presents expected amortization from July 1, 2018 through December 31, 2018.

10.   Debt

A summary of the Company’s debt obligations is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Senior secured loans	$300,927	$207,375
Subordinated debt	9,383	—
Unamortized deferred financing costs	(8,983)	(7,233)
Capital lease obligations	718	1,031
Total debt	302,045	201,173
Less current portion of long-term debt	(6,723)	(4,722)
Long-term debt, net of current portion and deferred financing costs	$295,322	$196,451

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2017 Credit Facility

On June 30, 2017, the Company entered into a senior secured credit agreement with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto (the “2017 Credit Facility”). The 2017 Credit Facility initially made available to the Company a $40.0 million revolving line of credit (the “2017 Revolver”) and a term loan in an aggregate original principal amount of $210.0 million (the “2017 Term Loan”). As discussed further below, on September 25, 2017, the 2017 Revolver was increased to $55.0 million. The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million.

The 2017 Term Loan matures on June 30, 2023 and requires quarterly principal repayments in an amount equal to $1.7 million for September 30, 2017 through June 30, 2019, $3.4 million for September 30, 2019 through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023. The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolver matures on June 30, 2022. As of June 30, 2018, there was an outstanding balance of $32.0 million under the 2017 Revolver.

The 2017 Credit Facility also includes an incremental facility allowing the Company to incur Additional Term Loans in an aggregate principal amount of up to $25.0 million (plus such additional amounts, so long as, after giving pro forma effect to the incurrence of such additional borrowings, the Company’s Senior Secured Leverage Ratio (as defined in the 2017 Credit Facility) would be less than 3.90:1.00) (each, an “Incremental Term Loan”) and/or Additional Revolving Commitments (as defined in the 2017 Credit Facility) in an aggregate principal amount of up to $15.0 million (the “Incremental Revolver”), each subject to the satisfaction of certain conditions contained in the 2017 Credit Facility, including obtaining additional commitments from existing or additional lenders.

On September 25, 2017, the Company obtained the Incremental Revolver from certain incremental revolving credit lenders thereby increasing the 2017 Revolver pursuant to the 2017 Credit Facility from $40.0 million to $55.0 million. The lenders under the 2017 Credit Facility are not under any obligation to provide any Incremental Term Loans.

On March 1, 2018, in conjunction with the AdCare Acquisition, the Company borrowed $65.0 million of Incremental Term Loans under the 2017 Credit Facility. The Company incurred approximately $2.6 million in deferred financing costs related to underwriting and other professional fees as a result of the $65.0 million Incremental Term Loan borrowing.

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred approximately $12.9 million in deferred financing costs related to the initial underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolver.

As of June 30, 2018, $300.9 million was outstanding under the 2017 Credit Facility, including $32.0 million related to the 2017 Revolver and $268.9 million related to the 2017 Term Loan. The Company’s availability under the 2017 Revolver was $23.0 million, less $5.0 million of outstanding letters of credit.

As of June 30, 2018, the Company was in compliance with all applicable covenants under the 2017 Credit Facility.

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended June 30, 2017, the Company incurred approximately $5.4 million in debt extinguishment costs related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of a $3.0 million consent fee related to calling the Deerfield Facility (the “Deerfield Facility Consent Fee”), as well as a write-off of $2.3 million of previously deferred financing costs.

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

The initial annual minimum rent payable from the Company to MedEquities is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase 1.5% from the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent increase will always be between 1.5% and 3.0%.

Due to the nature of the agreement between MedEquities and the Company, the transaction did not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities remain on the Company’s balance sheets and continue to be depreciated over their remaining useful lives. The Company accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.1 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on the Company’s incremental borrowing rate at the time of the transaction.

A summary of the Company’s financing lease obligation is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Financing lease obligation: Sale-Leaseback facilities	$24,589	$24,621
Less current portion (included in accrued and other current liabilities)	(101)	(80)
Total Financing lease obligation, net of current portion	$24,488	$24,541

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Stockholders’ Equity and Stock Based Compensation

Stock Based Compensation Plans

The Company granted 150,000 and 408,000 shares of restricted common stock to certain of its employees as part of the 2014 Equity Incentive Plan, as amended from time to time (the “Plan”), during the six months ended June 30, 2018 and 2017, respectively. These restricted common shares vest annually over a period of three years beginning on December 31 of the year the restricted common stock was granted. Additionally, the Company granted 36,000 and 38,000 shares of fully vested common stock during the six months ended June 30, 2018 and 2017, respectively, to its non-employee directors pursuant to the Plan. The Company recognized $0.4 million and $0.3 million of compensation expense for the six months ended June 30, 2018 and 2017, respectively, as a result of the non-employee director grants.

The Company recognized $1.4 million and $2.1 million in equity-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. The Company recognized $2.2 million and $4.2 million in equity-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $3.8 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	348,855	$13.69
Granted	186,000	11.68
Vested	(81,314)	17.31
Forfeitures	(44,105)	16.14
Unvested at June 30, 2018	409,436	$11.79

Employee Stock Purchase Plan

For the six months ended June 30, 2018 and 2017, the Company issued 27,900 and 50,362 shares, respectively, of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”).

For both the six months ended June 30, 2018 and 2017, the Company recognized $0.1 million of compensation expense related to the ESPP.

Registration Statement

On June 8, 2018, the Company filed a shelf registration statement on Form S-3 (File No. 333-225536) with the SEC (the “Registration Statement”). The Registration Statement, which was declared effective by the SEC on June 22, 2018, permits us to offer to the public from time to time in one or more offerings issue up to an aggregate of $150.0 million in securities, consisting of common stock, preferred stock, warrants and units, at prices and on terms that the Company will decide at the time of any offering. To date, no securities have been issued pursuant to the Registration Statement.

13.   Income Taxes

The provision for income taxes for the three and six months ended June 30, 2018 reflects an income tax benefit of $0.1 million and $1.6 million, respectively, at an effective tax rate of 1.7% and 18.2%, respectively.

The provision for income taxes for the three and six months ended June 30, 2017 reflects an income tax expense of $0.6 million and an income tax benefit of $3,000, respectively, at an effective tax rate of 24.1% and 0.1%, respectively.

The increase in income tax benefit from the comparable periods in 2017 and the change in the effective tax rate is primarily related to the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax rate for the six months ended June 30, 2018 and 2017 reconciles with the federal statutory rate as follows:

	Six Months Ended June 30,
	2018	2017
Federal statutory rate	21.0%	35.0%
State income taxes, net of federal tax benefit	(1.9)	(7.6)
Non-deductible expenses	(1.5)	(6.6)
Stock compensation adjustment	(2.5)	(22.3)
Other differences	3.1	1.6
Effective income tax rate on income before taxes	18.2%	0.1%

14.   Fair Value of Financial Instruments

The carrying amounts reported at June 30, 2018 and December 31, 2017 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at June 30, 2018 and December 31, 2017.

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

15.   Commitments and Contingencies

Litigation

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleged that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information. On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.). On October 26, 2015, the court entered an order consolidating these two described actions into one action. On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim. On July 1, 2016, the court denied the motion to dismiss. On July 14, 2017, the court granted the plaintiffs’ motion for class certification. On December 28, 2017, the parties entered into a settlement term sheet with the plaintiffs’ representatives to memorialize an agreement in principle to settle the litigation. On February 15, 2018, the parties entered into a Stipulation of Settlement, consistent with the December 28, 2017 agreement in principle, that provided for defendants’ payment of an aggregate settlement amount of $25,000,000 (which includes attorneys’ fees to be approved by the court) to establish a settlement fund (the “Settlement Fund”). The Stipulation of Settlement provides that the Settlement Fund was to be funded as follows: (a) defendant Jerrod N. Menz will sell 300,000 shares and contribute the cash derived from such sale(s) to the Settlement Fund; and (b) the Company and individual defendants will pay in cash the difference, if any, between the Settlement Fund and the stock component addressed in (a). The Stipulation of Settlement includes the dismissal of all claims against the Company and the individual defendants, a denial by defendants of any wrongdoing and no admission of liability. On March 7, 2018, the court entered an order preliminarily approving the settlement. On March 23, 2018, the Company paid the full amount of the Settlement Fund and is preserving its claim to recover the 300,000 shares that Jerrod N. Menz was supposed to contribute. On June 11, 2018, the court entered an order and final judgment consistent with the terms of the parties’ Stipulation of Settlement.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In a related matter, on November 28, 2015, a shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the Eighth Judicial District Court for Clark County, Nevada (Bushansky v. Jerrod N. Menz et al.) against AAC Holding’s board of directors and certain of its officers alleging that these directors and officers breached their fiduciary duties and engaged in mismanagement and illegal conduct. On January 19, 2016, the Court entered an Order staying this litigation pending the earlier of the close of discovery in the related securities class action pending in Tennessee or the deadline for appealing any dismissal of the securities class action. On February 14, 2018, the parties agreed on a Stipulation of Settlement that provided for (a) implementation of certain corporate governance enhancements; (b) a mutual exchange of releases and dismissal of the litigation with prejudice; (c) denial by defendants of any wrongdoing and no admission of liability; and (d) payment by the Company of $1,000,000 in attorneys’ fees and costs for the benefit brought to the Company as a result of the litigation. On March 15, 2018, the court entered an order preliminarily approving the settlement. On May 7, 2018, the court entered an order and final judgment consistent with the terms of the parties’ Stipulation of Settlement.

The claims presented for the actions pending in Tennessee and Nevada have been presented to the Company’s insurance carriers, which have denied coverage. However, the Company and insurers have continued to discuss the Company’s demand for coverage. The Company, at this time, is unable to predict what, if any, settlement amount will be contributed by its insurance carriers.

As of December 31, 2017, the Company had accrued $23.3 million in litigation costs related to the Tennessee and Nevada claims ($22.3 million related the Tennessee claim and $1.0 million related to the Nevada claim). The Company paid $25.0 million related to the Tennessee claim and recognized $2.7 million of additional litigation settlement expense in the first quarter of 2018. In the second quarter of 2018, the Company paid the remaining $1.0 million of accrued litigation related to the Nevada claim.

RSG Litigation

On June 30, 2017, Jeffrey Smith, Abhilash Patel and certain of their affiliates filed a lawsuit in the Superior Court of the State of California in Los Angeles County against the Company, AAC, Sober Media Group, LLC, and certain of the Company’s current and former officers (Jeffrey Smith, Abhilash Patel v. American Addiction Centers, Inc. et al.). Messrs. Smith and Patel are former owners of Referral Solutions Group, LLC (RSG) and Taj Media, LLC, which were acquired by the Company in July 2015. The plaintiffs generally allege that, in connection with the Company’s acquisition, the defendants violated California securities laws and further allege intentional misrepresentation, common law fraud, equitable fraud, promissory estoppel, civil conspiracy to conceal an investigation and civil conspiracy to conceal profitability. On May 10, 2018, defendants filed an amended cross-complaint alleging claims for fraud and reformation of the Securities Purchase Agreement against the plaintiffs. The Company intends to vigorously defend this action. Given the early stage of this matter, there are not sufficient facts available to reasonably assess the potential outcome of this matter or reasonably assess any estimate of the amount or range of any potential outcome.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates (or failure to pay) by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (vi) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) a disruption in our ability to perform diagnostic laboratory services; (viii) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (ix) a disruption in our business and reputational and economic risks associated with civil claims by various parties; (x) inability to meet the covenants in our loan documents or lack of borrowing capacity; (xi) our inability to effectively integrate acquired facilities; and (xii) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018, Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 9, 2018, and other filings with the SEC. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform diagnostic laboratory services and provide physician services to our clients. As of June 30, 2018, we operated 11 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,112 inpatient beds, including 732 licensed detoxification beds, 26 standalone outpatient centers, and 5 sober living facilities across 409 beds for a total of 1,521 combined inpatient and sober living beds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facilities

The following table presents information about our network of substance use treatment facilities as of June 30, 2018:

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

Bed Count Summary

The following table presents information about our total bed count between inpatient beds and sober living beds as of June 30, 2018 and December 31, 2017, respectively:

	As of June 30, 2018	As of December 31, 2017	Increase
Inpatient Beds	1,112	939	173
Sober Living Beds	409	409	—
Total Beds	1,521	1,348	173

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On March 1, 2018, we acquired all of the outstanding shares of AdCare, Inc., a Massachusetts corporation (“AdCare”), and wholly owned subsidiary of AdCare Holding Trust a Massachusetts business trust (the “Seller”), which we refer to as the AdCare Acquisition. AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, and five outpatient centers in Massachusetts, a 59-bed residential inpatient treatment center and two outpatient centers in Rhode Island. AdCare was purchased for total consideration of $83.9 million, subject to adjustments as set forth in the Securities Purchase Agreement (the “Purchase Agreement”), by and among AAC Healthcare Network, Inc., AAC Holdings, AdCare, and the Seller. The consideration was comprised of (i) approximately $65.2 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.9 million recorded in accrued and other current liabilities. We acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the Seller ranges from zero to $3.1 million, subject to achievement of a certain adjusted EBITDA target over the 12 months following the transaction date.

Financing

On March 1, 2018, in conjunction with the AdCare Acquisition, we secured a $65.0 million incremental term loan commitment in conjunction with our senior secured credit agreement with Credit Suisse AG. We incurred $2.6 million in deferred financing costs related to underwriting and other professional fees as a result of the $65.0 million incremental term loan borrowing. As of June 30, 2018, $300.9 million was outstanding under the 2017 Credit Facility, including $32.0 million related to the 2017 Revolver and $268.9 million related to the 2017 Term Loan.

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

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including clinical diagnostic laboratory services. We recognize revenue at the estimated net realizable value in the period in which services are provided. For all periods presented, over 90% of our client related revenue was reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients.

Given the scale and nationwide reach of our network of substance use treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and six months ended June 30, 2018, no single payor accounted for more than 11.6% and 12.4% of our revenue, respectively, and for the three and six months ended June 30, 2017, no single payor accounted for more than 11.4% and 11.1% of our revenue, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

The following tables summarize the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services. Inpatient treatment facility services include revenues from related professional services, and client related diagnostic services includes revenues from point of care services as well as laboratory services.

As reported, our client related revenue was as follows (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$66,721	80.1	$61,754	81.6	$4,967	8.0
Outpatient facility and sober living services	9,028	10.8	6,238	8.2	2,790	44.7
Client related diagnostic services	7,544	9.1	7,700	10.2	(156)	(2.0)
Total client related revenue	$83,293	100.0	$75,692	100.0	$7,601	10.0

On a comparable accounting basis, as if we had adopted Topic 606 for both periods presented, our client related revenue was as follows, (in thousands):

	As Reported		Comparable Accounting Guidance
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$66,721	80.1	$55,113	83.3	$11,608	21.1
Outpatient facility and sober living services	9,028	10.8	5,645	8.5	3,383	59.9
Client related diagnostic services	7,544	9.1	5,438	8.2	2,106	38.7
Total client related revenue	$83,293	100.0	$66,196	100.0	$17,097	25.8

On an as reported basis, client related diagnostic services revenue for the three months ended June 30, 2018 decreased 2.0% to $7.5 million compared with $7.7 million for the three months ended June 30, 2017. Client related diagnostic services revenue as a percentage of total client related revenues was 9.1% for the three months ended June 30, 2018, compared to 10.2% for the three months ended June 30, 2017.

On a comparable accounting basis, client related diagnostic services revenue for the three months ended June 30, 2018 increased $2.1 million, or 38.7%, to $7.5 million, compared with $5.4 million for the three months ended June 30, 2017. The increase in client related diagnostic services revenue for the three months ended June 30, 2018 is primarily due to a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

The following tables summarize the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services. Inpatient treatment facility services include revenues from related professional services, and client related diagnostic services includes revenues from point of care services as well as laboratory services.

As reported, our client related revenue was as follows (in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$131,616	82.7	$111,249	75.7	$20,367	18.3
Outpatient facility and sober living services	17,440	11.0	11,953	8.1	5,487	45.9
Client related diagnostic services	10,160	6.3	23,709	16.2	(13,549)	(57.1)
Total client related revenue	$159,216	100.0	$146,911	100.0	$12,305	8.4

On a comparable accounting basis, as if we had adopted Topic 606 for both periods presented, our client related revenue was as follows, (in thousands):

	As Reported		Comparable Accounting Guidance
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$131,616	82.7	$101,459	77.6	$30,157	29.7
Outpatient facility and sober living services	17,440	11.0	10,903	8.3	6,537	60.0
Client related diagnostic services	10,160	6.3	18,466	14.1	(8,306)	(45.0)
Total client related revenue	$159,216	100.0	$130,828	100.0	$28,388	21.7

On an as reported basis, client related diagnostic services revenue for the six months ended June 30, 2018 decreased 57.1% to $10.2 million compared with $23.7 million for the six months ended June 30, 2017. Client related diagnostic services revenue as a percentage of total client related revenues was 6.3% for the six months ended June 30, 2018 compared to 16.2% for the six months ended June 30, 2017.

On a comparable accounting basis, client related diagnostic services revenue for the six months ended June 30, 2018 decreased 45.0% to $10.2 million compared with $18.5 million for the six months ended June 30, 2017. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursement rates combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests. The decrease was partially offset by a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

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

Our accounts receivable primarily consists of amounts due from commercial payors. From time to time, we may provide free care to clients, which we refer to as scholarships. We do not recognize revenue for services provided to clients on scholarships. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company and are continuing to pursue additional collections for the estimated remaining balance outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Client Related Revenue.  Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platforms. Non-client related revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee for services is fixed or determinable and collectability of the fee is reasonably assured.

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

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of the Company’s adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. The only activity that will be recorded in operating expenses from 2018 onward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. The Company recorded $0.4 million of expense related to one such digital outreach platform customer during the quarter ended June 30, 2018.

As of June 30, 2018, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues and days sales outstanding. Approximately $12.3 million and $14.6 million of the accounts receivable, net of the allowance for doubtful accounts, at June 30, 2018 and December 31, 2017, respectively, includes accounts where we have received a partial payment from a commercial insurance company, and we are continuing to pursue additional collections for the remaining balance. An account is written off only after we have pursued collection efforts or otherwise determined an account to be uncollectible.

Operating Expenses.  Our operating expenses are grouped into the following major categories:

•

Salaries, wages and benefits.  We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others. Our clinical salaries, wages and benefits expense is largely driven by the total number of effective beds in our facilities and our average daily census. We also employ business development professionals and trained professionals who answer calls to our helplines. Our corporate staff includes personnel in accounting, finance, billing, marketing, compliance, human resources, IT, legal and senior management.

•

Client related services.  Client related services consist of physician and medical services as well as client meals, pharmacy and various other expenses associated with client treatment. Client related services are significantly influenced by our average daily inpatient and sober living census.

•

Advertising and marketing.  We promote our treatment facilities through a variety of channels including television advertising and internet sites, among others. While we do not compensate our referral sources for client referrals, we do have customary arrangements with third-party marketing channels in which fees are based upon the number of responses to or inquiries made in response to advertisements or other outreach efforts. We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the overall bed capacity of our facilities.

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

•

Other operating expenses.  Other operating expenses consists primarily of utilities, insurance, telecom, employee travel and repairs and maintenance expenses and is significantly influenced by the total number of our facilities and our average daily inpatient census.

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

Key Drivers of Our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 23, 2018, other filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q and those described below:

•

Average Daily Inpatient Census (“ADC”). We refer to the average number of clients to whom we are providing services at our inpatient facilities on a daily basis over a specific period as our ADC. Our revenues are directly impacted by our ADC, which fluctuates based on the total number of effective beds, the number of client admissions and discharges in a period and the average length of stay.

•

Average Daily Sober Living Census.  We refer to the average number of clients to whom we are providing services at our sober living facilities on a daily basis over a specific period as our average daily sober living census. Our revenues are directly impacted by our average daily sober living census, which fluctuates based on the total number of beds, the number of client admissions and discharges in a period and the average length of stay.

•

Average Daily Inpatient Revenue (“ADR”). Our ADR is a per census metric equal to our total inpatient revenues, less any applicable provision for doubtful accounts, for a period divided by our average daily inpatient census for the same period divided by the number of days in the period. The key drivers of ADR include the mix of out-of-network beds versus in-network beds, the level of care that we provide to our clients during the period and payor mix. Our ADR derived from in-network facilities and beds is generally lower than our average daily inpatient revenue derived from out-of-network facilities and beds.

•

Outpatient Visits.  Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period. Our revenues are directly impacted by our outpatient visits, which fluctuate based on our sales and client outreach efforts, utilization review and the average length of stay.

•

Average Revenue per Outpatient Visit (“ARV”).  We refer to ARV as outpatient facility and sober living services revenue, less any applicable provision for doubtful accounts, for a period divided by our outpatient visits for the same period. The key drivers of ARV include the mix of out-of-network visits versus in-network visits and payor mix. Our ARV derived from in-network visits is generally lower than our average revenue per outpatient visit derived from out-of-network visits.

•

Revenue Per Admission.  Revenue per admission represents total client related revenue, less any applicable provision for doubtful accounts, recognized for each patient admitted to our treatment facilities. The drivers of revenue per admission include in-network or out-of-network insurance coverage, the level of care which the patient is receiving, and the average length of stay for each patient, among other drivers.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

As previously discussed, the Company adopted Topic 606 on January 1, 2018. Under the new accounting guidance, the provision for doubtful accounts, which historically was reported as an operating expense, is now reported as a direct reduction to revenue. This change in presentation reduced revenues and operating expenses by the same amount and did not have an effect on net income. Because we adopted Topic 606 using the modified retrospective approach, prior year periods were not recast, and as such, revenues and expenses as a percentage of revenue as reported are not comparable to the current year presentation. Below we present the statement of operations as reported, and separately, our operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods presented.

The following table presents our condensed consolidated statements of operations as reported (in thousands):

	Three Months Ended June 30,
	2018		2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$83,293	96.0	$75,692	97.0	$7,601	10.0
Non-client related revenue	3,468	4.0	2,350	3.0	1,118	47.6
Total revenues	86,761	100.0	78,042	100.0	8,719	11.2

Operating expenses
Salaries, wages and benefits	46,850	54.0	34,508	44.2	12,342	35.8
Client related services	8,393	9.7	6,646	8.5	1,747	26.3
Provision for doubtful accounts	366	0.4	9,496	12.2	(9,130)	(96.1)
Advertising and marketing	2,584	3.0	3,266	4.2	(682)	(20.9)
Professional fees	4,950	5.7	3,039	3.9	1,911	62.9
Other operating expenses	12,194	14.1	8,199	10.5	3,995	48.7
Rentals and leases	2,563	3.0	1,849	2.4	714	38.6
Litigation settlement	244	0.3	—	—	244	—
Depreciation and amortization	5,909	6.8	5,058	6.5	851	16.8
Acquisition-related expenses	—	—	42	0.1	(42)	(100.0)
Total operating expenses	84,053	96.9	72,103	92.4	11,950	16.6
Income from operations	2,708	3.1	5,939	7.6	(3,231)	(54.4)
Interest expense, net (change in fair value of interest rate swaps of $0 and ($25), respectively)	7,893	9.1	2,846	3.6	5,047	177.3
Loss on extinguishment of debt	—	—	5,435	7.0	(5,435)	(100.0)
Other income, net	(98)	(0.1)	(6)	—	(92)	1,533.3
Loss before income tax benefit	(5,087)	(5.9)	(2,336)	(3.0)	(2,751)	117.8
Income tax (benefit) expense	(84)	(0.1)	562	0.7	(646)	(114.9)
Net loss	(5,003)	(5.8)	(2,898)	(3.7)	(2,105)	72.6
Less: net loss attributable to noncontrolling interest	1,990	2.3	982	1.3	1,008	102.6
Net loss attributable to AAC Holdings, Inc. common stockholders	$(3,013)	(3.5)	$(1,916)	(2.5)	$(1,097)	57.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our revenues and operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated (in thousands):

	Three Months Ended
	June 30, 2018		Three Months Ended June 30, 2017				Increase (Decrease)
	As Reported		As Reported		Comparable Basis		Comparable Basis
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$83,293	96.0	$75,692	97.0	$66,196	96.6	$17,097	25.8
Non-client related revenue	3,468	4.0	2,350	3.0	2,350	3.4	1,118	47.6
Total revenues	86,761	100.0	78,042	100.0	68,546	100.0	18,215	26.6

Operating expenses
Salaries, wages and benefits	46,850	54.0	34,508	44.2	34,508	50.3	12,342	35.8
Client related services	8,393	9.7	6,646	8.5	6,646	9.7	1,747	26.3
Provision for doubtful accounts	366	0.4	9,496	12.2	—	—	366	—
Advertising and marketing	2,584	3.0	3,266	4.2	3,266	4.8	(682)	(20.9)
Professional fees	4,950	5.7	3,039	3.9	3,039	4.4	1,911	62.9
Other operating expenses	12,194	14.1	8,199	10.5	8,199	12.0	3,995	48.7
Rentals and leases	2,563	3.0	1,849	2.4	1,849	2.7	714	38.6
Litigation settlement	244	0.3	—	—	—	—	244	—
Depreciation and amortization	5,909	6.8	5,058	6.5	5,058	7.4	851	16.8
Acquisition-related expenses	—	—	42	0.1	42	0.1	(42)	(100.0)
Total operating expenses	84,053	96.9	72,103	92.4	62,607	91.3	21,446	34.3
Income from operations	$2,708	3.1	$5,939	7.6	$5,939	8.7	$(3,231)	(54.4)

Client Related Revenue

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the standard on January 1, 2018 using the modified retrospective approach. As a result of these new requirements, substantially all of our adjustments related to bad debt are now recorded as a direct reduction to revenue. Prior to January 1, 2018, the provision for doubtful accounts was shown as an operating expense within the condensed consolidated statements of operations. For certain portions of management’s discussion and analysis of our financial condition and results of operations for the period ended June 30, 2018 as compared to the three months ended June 30, 2017, we have applied our adoption of Topic 606 to the prior-year period. Management believes that this allows for an accurate comparison of our revenue in both periods. Where we use language below such as “comparable accounting basis” or similar language, this indicates a presentation of periods that allows for analysis on a consistent accounting basis.

Inpatient Treatment Facility Services Revenue

Inpatient treatment facilities services revenue, on a comparable accounting basis, increased $11.6 million, or 21.1%, to $66.7 million for the three months ended June 30, 2018 from $55.1 million for the three months ended June 30, 2017. Inpatient treatment facilities services revenue on an as reported basis, increased $5.0 million, or 8.0%, to $66.7 million for the three months ended June 30, 2018 from $61.8 million for the three months ended June 30, 2017.

The increase in inpatient treatment facility services revenue was primarily related to the full quarter benefit of revenue from AdCare, which was acquired on March 1, 2018. Also contributing to the increase in inpatient treatment facility services revenue was an 11.8% increase in ADR from the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The increase in ADR is partially attributable to a favorable shift in the service level mix within our inpatient treatment facilities from lower levels of complexity to higher levels of complexity. As a result of planned expansion of outpatient treatment facilities, a greater percentage of lower levels of care, such as partial hospitalization and intensive outpatient services that were historically performed in our inpatient treatment facilities, are now performed in our outpatient treatment facilities. As the ADR for these lower levels of care are significantly less than the ADR for higher levels of care such as detoxification and residential services, our ADR in our inpatient facilities has increased. The remaining increase in the ADR primarily relates to improved billing and collections activity as a result of revenue cycle improvements in both processes and technology.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our ADC increased 67, or 8.3%, to 872 for the three months ended June 30, 2018 from 805 for the three months ended June 30, 2017 as a result of the AdCare Acquisition. Partially offsetting the increase in ADC from the AdCare Acquisition was a decrease in ADC as a result of our planned conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the third quarter of 2017.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue, on a comparable accounting basis, increased $3.4 million, or 59.9%, to $9.0 million for the three months ended June 30, 2018, from $5.6 million for the three months ended June 30, 2017. Outpatient facility and sober living revenue, on an as reported basis, increased $2.8 million, or 44.7%, to $9.0 million for the three months ended June 30, 2018, from $6.2 million for the three months ended June 30, 2017.

Outpatient visits increased 229.9% to 51,019 for the three months ended June 30, 2018 from 15,463 for the three months ended June 30, 2017. The increase in outpatient visits was primarily the result of the acquisition of the AdCare Acquisition. Also contributing to the increase in outpatient visits was an increase in our average daily sober living census, which increased 82.7% to 285 for the three months ended June 30, 2018 from 156 for the three months ended June 30, 2017. The increase in average daily sober living census was related to the expansion of sober living services and was partially attributable to our conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the third quarter of 2017.

ARV decreased 56.1% to $177 for the three months ended June 30, 2018 compared with $403 for the three months ended June 30, 2017. The decrease in outpatient ARV is primarily related to a significantly higher mix of in-network outpatient visits as a result of the AdCare Acquisition.

Client Related Diagnostic Services

Client related diagnostic services revenue, on a comparable accounting basis, increased $2.1 million, or 38.7% to $7.5 million for the three months ended June 30, 2018, from $5.4 million for the three months ended June 30, 2017. Client related diagnostic services revenue, on an as reported basis, decreased $0.2 million, or 2.0%, to $7.5 million for the three months ended June 30, 2018 from $7.7 million for the three months ended June 30, 2017.

The increase in client related diagnostic services revenue for the three months ended June 30, 2018 is primarily due to a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to serve potential patients who are seeking treatment. Non-client related revenue increased $1.1 million, or 47.6%, to $3.5 million for the three months ended June 30, 2018 from $2.4 million for the three months ended June 30, 2017. The increase in non-client related revenue was primarily related to addiction care treatment services for individuals in the criminal justice system as a result of the AdCare acquisition on March 1, 2018.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $12.3 million, or 35.8%, to $46.9 million for the three months ended June 30, 2018, from $34.5 million for the three months ended June 30, 2017.

On a comparable accounting basis, salaries, wages and benefits were 54.0% of total revenues for the three months ended June 30, 2018, compared to 50.3% of total revenues for the three months ended June 30, 2017. As reported for the three months ended June 30, 2018 and 2017, salaries, wages and benefits were 54.0% and 44.2% of total revenues, respectively. The increase in salaries, wages and benefits as a percentage of total revenues, on a comparable accounting basis, was primarily attributable to the AdCare Acquisition. Salaries, wages and benefits represents a greater percentage of total revenues for AdCare than the average of the remainder of the Company’s facilities. This is due in part to AdCare having a larger percentage of higher acuity levels of care such as detoxification than the remainder of the Company’s facilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Client Related Services

Client related services expense increased $1.7 million, or 26.3%, to $8.4 million for the three months ended June 30, 2018, from $6.6 million for the three months ended June 30, 2017 primarily as a result of the AdCare Acquisition and increased medical provider costs.

On a comparable accounting basis, client related services expense was 9.7% of total revenues for the three months ended June 30, 2018, compared to 9.7% of total revenues for the three months ended June 30, 2017. As reported for the three months ended June 30, 2018 and 2017, client related services expense was 9.7% and 8.5% of total revenues, respectively.

Provision for Doubtful Accounts

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of the Company’s adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. The only activity that will be recorded in operating expenses from 2018 onward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. The Company recorded $0.4 million of expense related to one such digital outreach platform customer during the quarter ended June 30, 2018. On a comparable basis, there was no expense related to customer bankruptcies during the quarter ended June 30, 2017.

On an as reported basis, due to the change in presentation related to the adoption of Topic 606, the provision for doubtful accounts decreased $9.1 million, or 96.1%, to $0.4 million for the three months ended June 30, 2018 from $9.5 million for the three months ended June 30, 2017.

Advertising and Marketing

Advertising and marketing expense decreased $0.7 million, or 20.9%, to $2.6 million for the three months ended June 30, 2018, from $3.3 million for the three months ended June 30, 2017.

On a comparable accounting basis, advertising and marketing expense was 3.0% of total revenues for the three months ended June 30, 2018, compared to 4.8% of total revenues for the three months ended June 30, 2017. As reported for the three months ended June 30, 2018 and 2017, advertising and marketing expense was 3.0% and 4.2% of total revenues, respectively. The decrease in advertising and marketing expense was primarily driven by reducing television advertising and focusing on more efficient and cost-effective advertising platforms, including digital outreach platforms.

Professional Fees

Professional fees increased $1.9 million, or 62.9%, to $5.0 million for the three months ended June 30, 2018, from $3.0 million for the three months ended June 30, 2017.

On a comparable accounting basis, professional fees were 5.7% of total revenues for the three months ended June 30, 2018, compared to 4.4% of total revenues for the three months ended June 30, 2017. As reported for the three months ended June 30, 2018 and 2017, professional fees were 5.7% and 3.9% of total revenues, respectively. The increase in professional fees was primarily related to additional legal costs and an increase in consulting, IT and billing fees for the three months ended June 30, 2018.

Other Operating Expenses

Other operating expenses increased $4.0 million, or 48.7%, to $12.2 million for the three months ended June 30, 2018, from $8.2 million for the three months ended June 30, 2017.

On a comparable accounting basis, other operating expenses were 14.1% of total revenues for the three months ended June 30, 2018, compared to 12.0% of total revenues for the three months ended June 30, 2017. As reported for the three months ended June 30, 2018 and 2017, other operating expenses were 14.1% and 10.5% of total revenues, respectively. The increase in other operating expenses was primarily the result of additional other operating expenses as a result of the AdCare Acquisition as well as additional recruiting costs for facility and corporate leadership positions and other facility operating expenses as a result of the increase in total ADC.

Rentals and Leases

Rentals and leases expense increased $0.7 million, or 38.6%, to $2.6 million for the three months ended June 30, 2018, from $1.8 million for the three months ended June 30, 2017. On a comparable accounting basis, rentals and leases expenses were 3.0% of total revenues for the three months ended June 30, 2018, compared to 2.7% of total revenues for the three months ended June 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation Settlement

Litigation settlement expense was $0.2 million for the three months ended June 30, 2018. We had no litigation settlement expense for the three months ended June 30, 2017.

For further discussion of significant legal matters, see Note 15 (Commitments and Contingencies) to our consolidated financial statements included in this quarterly report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 16.8%, to $5.9 million for the three months ended June 30, 2018, from $5.1 million for the three months ended June 30, 2017. The increase in depreciation and amortization expense was partially attributable to additional expense related to AdCare, in addition to increased depreciation costs related to information technology assets.

Acquisition-Related Expenses

Acquisition-related expenses were $42,000 for the three months ended June 30, 2017. We had no acquisition-related expenses for the three months ended June 30, 2018.

Interest Expense

Interest expense increased $5.0 million, or 177.3%, to $7.9 million for the three months ended June 30, 2018, compared to $2.8 million for the three months ended June 30, 2017. The increase in interest expense was primarily the result of increased borrowings related to the AdCare Acquisition and the $25.0 million settlement of the Tennessee claim.

Outstanding debt at June 30, 2018 was approximately $311.0 million, compared to $213.0 million at June 30, 2017. Our weighted average interest rate on outstanding debt at June 30, 2018 was 8.5% compared to 5.3% at June 30, 2017.

Refer to Note 10 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility.

Income Tax Expense

For the three months ended June 30, 2018, income tax benefit was $0.1 million, reflecting an effective tax rate of 1.7%, compared to income tax expense of $0.6 million, reflecting an effective tax rate of 24.1%, for the three months ended June 30, 2017. The increase in income tax benefit and the change in the effective tax rate is primarily related to the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

Net Loss Attributable to Noncontrolling Interest

For the three months ended June 30, 2018, net loss attributable to noncontrolling interest was $2.0 million compared to $1.0 million for the three months ended June 30, 2017. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

As previously discussed, the Company adopted Topic 606 on January 1, 2018. Under the new accounting guidance, the provision for doubtful accounts, which historically was reported as an operating expense, is now reported as a direct reduction to revenue. This change in presentation reduced revenues and operating expenses by the same amount and did not have an effect on net income. Because we adopted Topic 606 using the modified retrospective approach, prior year periods were not recast, and as such, revenues and expenses as a percentage of revenue as reported are not comparable to the current year presentation. Below we present the statement of operations as reported, and separately, our operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated.

The following tables present our condensed consolidated statements of operations as reported (in thousands):

	Six Months Ended June 30,
	2018		2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$159,216	96.4	$146,911	97.2	$12,305	8.4
Non-client related revenue	6,018	3.6	4,170	2.8	1,848	44.3
Total revenues	165,234	100.0	151,081	100.0	14,153	9.4

Operating expenses
Salaries, wages and benefits	86,934	52.6	71,280	47.2	15,654	22.0
Client related services	16,140	9.8	13,024	8.6	3,116	23.9
Provision for doubtful accounts	366	0.2	16,083	10.6	(15,717)	(97.7)
Advertising and marketing	5,183	3.1	7,041	4.7	(1,858)	(26.4)
Professional fees	8,600	5.2	5,681	3.8	2,919	51.4
Other operating expenses	22,782	13.8	16,988	11.2	5,794	34.1
Rentals and leases	4,679	2.8	3,734	2.5	945	25.3
Litigation settlement	3,035	1.8	—	—	3,035	—
Depreciation and amortization	11,373	6.9	10,527	7.0	846	8.0
Acquisition-related expenses	305	0.2	225	0.1	80	35.6
Total operating expenses	159,397	96.5	144,583	95.7	14,814	10.2
Income from operations	5,837	3.5	6,498	4.3	(661)	(10.2)
Interest expense, net (change in fair value of interest rate swaps of $0 and ($108), respectively)	14,602	8.8	5,580	3.7	9,022	161.7
Loss on extinguishment of debt	—	—	5,435	3.6	(5,435)	(100.0)
Other (income) expense, net	(89)	(0.1)	28	—	(117)	(417.9)
Loss before income tax benefit	(8,676)	(5.3)	(4,545)	(3.0)	(4,131)	90.9
Income tax benefit	(1,578)	(1.0)	(3)	—	(1,575)	52,500.0
Net loss	(7,098)	(4.3)	(4,542)	(3.0)	(2,556)	56.3
Less: net loss attributable to noncontrolling interest	3,883	2.4	2,023	1.3	1,860	91.9
Net loss attributable to AAC Holdings, Inc. common stockholders	$(3,215)	(1.9)	$(2,519)	(1.7)	$(696)	27.6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our revenues and operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated (in thousands):

	Six Months Ended
	June 30, 2018		Six Months Ended June 30, 2017				Increase (Decrease)
	As Reported		As Reported		Comparable Basis		Comparable Basis
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$159,216	96.4	$146,911	97.2	$130,828	96.9	$28,388	21.7
Non-client related revenue	6,018	3.6	4,170	2.8	4,170	3.1	1,848	44.3
Total revenues	165,234	100.0	151,081	100.0	134,998	100.0	30,236	22.4

Operating expenses
Salaries, wages and benefits	86,934	52.6	71,280	47.2	71,280	52.8	15,654	22.0
Client related services	16,140	9.8	13,024	8.6	13,024	9.6	3,116	23.9
Provision for doubtful accounts	366	0.2	16,083	10.6	—	—	366	—
Advertising and marketing	5,183	3.1	7,041	4.7	7,041	5.2	(1,858)	(26.4)
Professional fees	8,600	5.2	5,681	3.8	5,681	4.2	2,919	51.4
Other operating expenses	22,782	13.8	16,988	11.2	16,988	12.6	5,794	34.1
Rentals and leases	4,679	2.8	3,734	2.5	3,734	2.8	945	25.3
Litigation settlement	3,035	1.8	—	—	—	—	3,035	—
Depreciation and amortization	11,373	6.9	10,527	7.0	10,527	7.8	846	8.0
Acquisition-related expenses	305	0.2	225	0.1	225	0.2	80	35.6
Total operating expenses	159,397	96.5	144,583	95.7	128,500	95.2	30,897	24.0
Income from operations	$5,837	3.5	$6,498	4.3	$6,498	4.8	$(661)	(10.2)

Client Related Revenue

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the standard on January 1, 2018 using the modified retrospective approach. As a result of these new requirements, substantially all of our adjustments related to bad debt are now recorded as a direct reduction to revenue. Prior to January 1, 2018, the provision for doubtful accounts was shown as an operating expense within the condensed consolidated statements of operations. For certain portions of management’s discussion and analysis of our financial condition and results of operations for the period ended June 30, 2018 as compared to the six months ended June 30, 2017 we have applied our adoption of Topic 606 to the prior-year period. Management believes that this allows for an accurate comparison of our revenue in both periods. Where we use language below such as “comparable accounting basis” or similar language, this indicates a presentation of periods that allows for analysis on a consistent accounting basis.

Inpatient Treatment Facility Services Revenue

Inpatient treatment facilities services revenue, on a comparable accounting basis, increased $30.2 million, or 29.7%, to $131.6 million for the six months ended June 30, 2018 from $101.5 million for the six months ended June 30, 2017. Inpatient treatment facilities services revenue on an as reported basis, increased $20.4 million, or 18.3%, to $131.6 million for the six months ended June 30, 2018 from $111.2 million for the six months ended June 30, 2017.

The increase in inpatient treatment facility services revenue was primarily related to additional revenue following the AdCare Acquisition. Also contributing to the increase in inpatient treatment facility services revenue, excluding AdCare, was a 31.6% increase in ADR from the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Partially offsetting these increases was an 11.1% decrease in our ADC, primarily attributable to our conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the third quarter of 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in ADR is partially attributable to a favorable shift in the service level mix within our inpatient treatment facilities from lower levels of complexity to higher levels of complexity.  As a result of planned expansion of outpatient treatment facilities, a greater percentage of lower levels of care, such as partial hospitalization and intensive outpatient services that were historically performed in our inpatient treatment facilities, are now performed in our outpatient treatment facilities. As the ADR for these lower levels of care are significantly less than the ADR for higher levels of care such as detoxification and residential services, our ADR in our inpatient facilities has increased. The remaining increase in the ADR primarily relates to improved billing and collections activity as a result of revenue cycle improvements in both processes and technology.

Our ADC increased 19 to 823 for the six months ended June 30, 2018 from 804 for the six months ended June 30, 2017 as a result of the AdCare Acquisition. Partially offsetting the increase in ADC from the AdCare Acquisition was a decrease in ADC as a result of our planned conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the third quarter of 2017.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue, on a comparable accounting basis, increased $6.5 million, or 60.0%, to $17.4 million for the six months ended June 30, 2018, from $10.9 million for the six months ended June 30, 2017. Outpatient facility and sober living revenue, on an as reported basis, increased $5.5 million, or 45.9%, to $17.4 million for the six months ended June 30, 2018, from $12.0 million for the six months ended June 30, 2017.

Outpatient visits increased 154.1% to 81,332 for the six months ended June 30, 2018 from 32,013 for the six months ended June 30, 2017. The increase in outpatient visits was primarily due to the AdCare Acquisition. Also contributing to the increase in outpatient visits was an increase in our average daily sober living census, which increased 74.2% to 270 for the six months ended June 30, 2018 from 155 for the six months ended June 30, 2017. The increase in average daily sober living census was related to the expansion of sober living services and was partially attributable to our conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the third quarter of 2017.

ARV decreased 42.6% to $214 for the six months ended June 30, 2018 compared with $373 for the six months ended June 30, 2017. The decrease in ARV is primarily related to additional in-network outpatient visits primarily related to the AdCare Acquisition.

Client Related Diagnostic Services

On a comparable accounting basis, client related diagnostic services revenue for the six months ended June 30, 2018 decreased 45.0% to $10.2 million compared with $18.5 million for the six months ended June 30, 2017. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursement rates combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests. The decrease was partially offset by a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

On an as reported basis, client related diagnostic services revenue for the six months ended June 30, 2018 decreased 57.1% to $10.2 million compared with $23.7 million for the six months ended June 30, 2017. Client related diagnostic services revenue as a percentage of total client related revenues was 6.3% for the six months ended June 30, 2018 compared to 16.2% for the six months ended June 30, 2017.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platform to serve people seeking treatment. Non-client related revenue increased $1.8 million, or 44.3%, to $6.0 million for the six months ended June 30, 2018 from $4.2 million for the six months ended June 30, 2017. The increase in non-client related revenue was primarily related to addiction care treatment services for individuals in the criminal justice system earned by AdCare.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $15.7 million, or 22.0%, to $86.9 million for the six months ended June 30, 2018, from $71.3 million for the six months ended June 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On a comparable accounting basis, salaries, wages and benefits were 52.6% of total revenues for the six months ended June 30, 2018, compared to 52.8% of total revenues for the six months ended June 30, 2017. As reported for the six months ended June 30, 2018 and 2017, salaries, wages and benefits were 52.6% and 47.2% of total revenues, respectively. The increase in salaries, wages and benefits as a percentage of total revenues, on a comparable accounting basis, was primarily attributable to the AdCare Acquisition. Salaries, wages and benefits represents a greater percentage of total revenues for AdCare than the average of the remainder of the Company’s facilities. This is due in part to AdCare having a larger percentage of higher acuity levels of care, such as detoxification, than the remainder of the Company’s facilities.

Client Related Services

Client related services expense increased $3.1 million, or 23.9%, to $16.1 million for the six months ended June 30, 2018, from $13.0 million for the six months ended June 30, 2017 primarily as a result of the AdCare Acquisition and increased medical provider costs.

On a comparable accounting basis, client related services expense was 9.8% of total revenues for the six months ended June 30, 2018, compared to 9.6% of total revenues for the six months ended June 30, 2017. As reported for the six months ended June 30, 2018 and 2017, client related services expense was 9.8% and 8.6% of total revenues, respectively.

Provision for Doubtful Accounts

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of the Company’s adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. The only activity that will be recorded in operating expenses from 2018 onward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. The Company recorded $0.4 million of expense related to one such digital outreach platform customer during the six months ended June 30, 2018. On a comparable basis, there was no expense related to customer bankruptcies during the six months ended June 30, 2017.

On an as reported basis, due to the change in presentation related to the adoption of Topic 606, the provision for doubtful accounts decreased $15.7 million, or 97.7%, to $0.4 million for the six months ended June 30, 2018 from $16.1 million for the six months ended June 30, 2017.

Advertising and Marketing

Advertising and marketing expense decreased $1.9 million, or 26.4%, to $5.2 million for the six months ended June 30, 2018, from $7.0 million for the six months ended June 30, 2017.

On a comparable accounting basis, advertising and marketing expense was 3.1% of total revenues for the six months ended June 30, 2018, compared to 5.2% of total revenues for the six months ended June 30, 2017. As reported for the six months ended June 30, 2018 and 2017, advertising and marketing expense was 3.1% and 4.7% of total revenues, respectively. The decrease in advertising and marketing expense was primarily driven by reducing television advertising and focusing on more efficient and cost-effective advertising platforms, including digital outreach platforms.

Professional Fees

Professional fees increased $2.9 million, or 51.4%, to $8.6 million for the six months ended June 30, 2018, from $5.7 million for the six months ended June 30, 2017.

On a comparable accounting basis, professional fees were 5.2% of total revenues for the six months ended June 30, 2018, compared to 4.2% of total revenues for the six months ended June 30, 2017. As reported for the six months ended June 30, 2018 and 2017, professional fees were 5.2% and 3.8% of total revenues, respectively. The increase in professional fees was primarily related to additional legal, consulting, IT and billing fees for the six months ended June 30, 2018.

Other Operating Expenses

Other operating expenses increased $5.8 million, or 34.1%, to $22.8 million for the six months ended June 30, 2018, from $17.0 million for the six months ended June 30, 2017.

On a comparable accounting basis, other operating expenses were 13.8% of total revenues for the six months ended June 30, 2018, compared to 12.6% of total revenues for the six months ended June 30, 2017. As reported for the six months ended June 30, 2018 and 2017, other operating expenses were 13.8% and 11.2% of total revenues, respectively. The increase in other operating expenses was primarily the result of additional other operating expenses as a result of the AdCare Acquisition, as well as additional recruiting costs for facility and corporate leadership positions and other facility operating expenses as a result of the increase in total ADC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rentals and Leases

Rentals and leases expense increased $0.9 million, or 25.3%, to $4.7 million for the six months ended June 30, 2018, from $3.7 million for the six months ended June 30, 2017.

On a comparable accounting basis, rentals and leases expenses were 2.8% of total revenues for the six months ended June 30, 2018 and the six months ended June 30, 2017.

Litigation Settlement

Litigation settlement expense was $3.0 million for the six months ended June 30, 2018. We had no litigation settlement expense for the six months ended June 30, 2017.

For further discussion of significant legal matters, see Note 15 (Commitments and Contingencies) to our consolidated financial statements included in this quarterly report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 8.0%, to $11.4 million for the six months ended June 30, 2018, from $10.5 million for the six months ended June 30, 2017. The increase in depreciation and amortization expense is partially attributable to additional expense related to AdCare in addition to increased depreciation costs related to information technology assets.

Acquisition-Related Expenses

Acquisition-related expenses increased $0.1 million, or 35.6%, to $0.3 million for the six months ended June 30, 2018, from $0.2 million for the six months ended June 30, 2017.

Interest Expense

Interest expense increased $9.0 million, or 161.7%, to $14.6 million for the six months ended June 30, 2018, compared to $5.6 million for the six months ended June 30, 2017. The increase in interest expense was primarily the result of increased borrowings related to the AdCare acquisition and the $25.0 million settlement of the Tennessee claim.

Outstanding debt at June 30, 2018 was approximately $311.0 million, compared to $213.0 million at June 30, 2017. Our weighted average interest rate on outstanding debt at June 30, 2018 was 8.5% compared to 5.3% at June 30, 2017.

Refer to Note 10 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility.

Income Tax Benefit

For the six months ended June 30, 2018, income tax benefit was $1.6 million, reflecting an effective tax rate of 18.2%, compared to income tax benefit of $3,000, reflecting an effective tax rate of 0.1%, for the six months ended June 30, 2017. The increase in income tax benefit and the change in the effective tax rate is primarily related to the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

Net Loss Attributable to Noncontrolling Interest

For the six months ended June 30, 2018, net loss attributable to noncontrolling interest was $3.9 million compared to $2.0 million for the six months ended June 30, 2017. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
(Used in) provided by operating activities	$(15,709)	$8,389	$(24,098)
Used in investing activities	(76,381)	(18,665)	(57,716)
Provided by financing activities	89,625	17,105	72,520
Net change in cash and cash equivalents	(2,465)	6,829	(9,294)
Cash and cash equivalents at end of period	$11,353	$10,793	$560

Operating Activities

Cash used in operating activities was $15.7 million for the six months ended June 30, 2018, compared to cash provided by operating activities of $8.4 million for the six months ended June 30, 2017. Included in the cash used in operating activities for the six months ended June 30, 2018 was $25.0 million paid related to the Tennessee claim and $1.0 million paid related to the Nevada claim.

Total cash collections for the six months ended June 30, 2018 increased 28.7% from the six months ended June 30, 2017.

Investing Activities

Cash used in investing activities was $76.4 million for the six months ended June 30, 2018, compared to $18.7 million for the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 30, 2018, was primarily due to the AdCare Acquisition and $11.2 million used for the purchase of property, plant and equipment.

Financing Activities

Cash provided by financing activities was $89.6 million for the six months ended June 30, 2018, compared to $17.1 million for the six months ended June 30, 2017. Cash provided by financing activities for the six months ended June 30, 2018, was primarily related to the net proceeds from the $65.0 million incremental term loan in conjunction with the AdCare Acquisition as well as a $25.0 million draw on our 2017 Revolver related to the settlement of the Tennessee claim. Refer to Note 10 (Debt) for further information regarding the 2017 Credit Facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Relationships

For a summary of the terms of our financing relationships, see Note 10 (Debt) to the accompanying condensed consolidated financial statements.

2017 Credit Facility

On June 30, 2017, we entered into the 2017 Credit Facility (as defined above) with Credit Suisse AG, as administrative agent for the lenders party thereto. The 2017 Credit Facility initially made available to us the 2017 Term Loan (as defined above) in the aggregate principal amount of $210.0 million and the $40.0 million 2017 Revolver (as defined above). The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. We incurred approximately $12.9 million in deferred financing costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolving Facility.

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

On March 1, 2018, in conjunction with the AdCare Acquisition, we closed on a $65.0 million incremental term loan in conjunction with our senior secured credit agreement with Credit Suisse AG. We incurred $2.6 million in deferred financing costs related to underwriting and other professional fees as a result of the $65.0 million incremental term loan borrowing. As of June 30, 2018, $300.9 million was outstanding under the 2017 Credit Facility, including $32.0 million related to the 2017 Revolver and $268.9 million related to the 2017 Term Loan.

As of June 30, 2018, our borrowing availability under the 2017 Revolver was $23.0 million, less $5.0 million of outstanding letters of credit.

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

Capital Lease Obligations

We have capital leases with third-party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 11.6% and have maturity dates through April 2020. Total obligations under capital leases at June 30, 2018 were $0.7 million, of which $0.6 million was included in the current portion of long-term debt.

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

The initial annual minimum rent payable is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase 1.5% of the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent increase will never be less than 1.5% or greater than 3.0%.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $2.6 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2018 consisted of $300.9 million of variable rate debt with interest based on LIBOR, plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.0 million on an annual basis based upon our borrowing level at June 30, 2018.

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

Item 1A.  Risk Factors

In addition to the other information contained in this Quarterly Report, the risks and uncertainties that we believe could materially affect our business and financial condition, or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 23, 2018, as updated by our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 30, 2018:

	Total number of shares purchased(1)	Aggregate price paid per share
April 1, 2018 through April 30, 2018	—	—
May 1, 2018 through May 31, 2018	—	—
June 1, 2018 through June 30, 2018	3,462	$9.37
(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

The Company did not purchase any shares as part of a publicly announced plan or program during the three months ended June 30, 2018.

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

Date: August 3, 2018