Form 10-Q
period 2018-09-30
AAC Holdings, Inc.
filed 2018-11-06
CIK 1606180

E a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 24,602,355 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

September 30, 2018

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Unaudited

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Client related revenue	$74,477	$77,948	$233,693	$224,859
Non-client related revenue	2,996	2,476	9,014	6,646
Total revenues	77,473	80,424	242,707	231,505

Operating expenses
Salaries, wages and benefits	44,831	36,709	131,765	107,989
Client related services	8,594	6,598	24,734	19,622
Provision for doubtful accounts	—	9,682	366	25,765
Advertising and marketing	3,037	3,074	8,220	10,115
Professional fees	5,697	3,641	14,297	9,322
Other operating expenses	12,833	8,306	35,615	25,294
Rentals and leases	2,760	2,105	7,439	5,839
Litigation settlement	100	—	3,135	—
Depreciation and amortization	5,573	5,218	16,946	15,745
Acquisition-related expenses	1,058	370	1,363	595
Total operating expenses	84,483	75,703	243,880	220,286
(Loss) income from operations	(7,010)	4,721	(1,173)	11,219
Interest expense, net (change in fair value of interest rate swaps of $0, $0, $0 and ($108), respectively)	8,738	5,492	23,340	11,072
Loss on extinguishment of debt	—	—	—	5,435
Other expense, net	732	49	643	77
Loss before income tax benefit	(16,480)	(820)	(25,156)	(5,365)
Income tax benefit	(3,324)	(456)	(4,902)	(459)
Net loss	(13,156)	(364)	(20,254)	(4,906)
Less: net loss attributable to noncontrolling interest	1,663	1,126	5,546	3,149
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(11,493)	$762	$(14,708)	$(1,757)
Basic (loss) earnings per common share	$(0.47)	$0.03	$(0.61)	$(0.08)
Diluted (loss) earnings per common share	$(0.47)	$0.03	$(0.61)	$(0.08)
Weighted-average common shares outstanding:
Basic	24,205,159	23,331,414	24,039,550	23,246,353
Diluted	24,205,159	23,469,985	24,039,550	23,246,353

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,259	$13,818
Accounts receivable, net of allowances	94,583	94,096
Prepaid expenses and other current assets	5,547	4,022
Total current assets	105,389	111,936
Property and equipment, net	166,345	152,548
Goodwill	198,952	134,396
Intangible assets, net	12,561	8,829
Deferred tax assets, net	13,042	8,010
Other assets	10,679	12,556
Total assets	$506,968	$428,275

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,722	$4,579
Accrued and other current liabilities	31,607	27,661
Accrued litigation	—	23,607
Current portion of long-term debt	8,350	4,722
Total current liabilities	48,679	60,569
Long-term debt, net of current portion and deferred financing costs	297,143	196,451
Financing lease obligation, net of current portion	24,459	24,541
Other long-term liabilities	11,993	10,546
Total liabilities	382,274	292,107

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,621,653 and 23,872,436 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	25	24
Additional paid-in capital	161,209	152,430
Retained deficit	(16,168)	(1,460)
Total stockholders’ equity	145,066	150,994
Noncontrolling interest	(20,372)	(14,826)
Total stockholders’ equity including noncontrolling interest	124,694	136,168
Total liabilities and stockholders’ equity	$506,968	$428,275

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30, 2018
	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2017	23,872,436	$24	$152,430	$(1,460)	$150,994	$(14,826)	$136,168
Common stock granted and issued under stock incentive plan, net of forfeitures	149,895	—	3,104	—	3,104	—	3,104
Common stock withheld for minimum statutory taxes	(11,125)	—	(146)	—	(146)	—	(146)
Effect of employee stock purchase plan	48,396	—	383	—	383	—	383
Common stock issued upon acquisition of AdCare, Inc.	562,051	1	5,438	—	5,439	—	5,439
Net loss	—	—		(14,708)	(14,708)	(5,546)	(20,254)
Balance at September 30, 2018	24,621,653	$25	$161,209	$(16,168)	$145,066	$(20,372)	$124,694

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows (used in) provided by operating activities:
Net loss	$(20,254)	$(4,906)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	366	25,765
Depreciation and amortization	16,946	15,745
Equity compensation	3,104	6,048
Loss on extinguishment of debt	—	5,435
Loss on disposal of property and equipment	1,000	—
Amortization of deferred financing costs	2,077	949
Deferred income tax benefit	(5,032)	(981)
Changes in operating assets and liabilities:
Accounts receivable	3,503	(30,978)
Prepaid expenses and other assets	(461)	(703)
Accounts payable	645	(3,423)
Accrued and other current liabilities	2,207	1,171
Accrued litigation	(23,300)	165
Other long-term liabilities	(559)	(257)
Net cash (used in) provided by operating activities	(19,758)	14,030
Cash flows used in investing activities:
Purchase of property and equipment	(15,458)	(27,186)
Acquisition of AdCare, Inc., net of cash acquired	(65,827)	—
Net cash used in investing activities	(81,285)	(27,186)
Cash flows provided by financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	—	(211,094)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	—	18,000
Payments on 2017 Credit Facility	(5,172)	(15,813)
Proceeds from 2017 Credit Facility, net of deferred financing costs	99,286	211,494
Proceeds from financing lease obligation, net of deferred financing costs	—	24,617
Payments on capital leases and other	(563)	(596)
Payments on AdCare Note	(500)	—
Payment of employee taxes for net share settlement	(567)	(1,004)
Net cash provided by financing activities	92,484	25,604
Net change in cash and cash equivalents	(8,559)	12,448
Cash and cash equivalents, beginning of period	13,818	3,964
Cash and cash equivalents, end of period	$5,259	$16,412

Supplemental information on non-cash investing and financing transactions:
Accrued purchase of property and equipment	$102	$419
Accrued employee taxes for net share settlement	$54	$76

2018 Acquisition:
Purchase price, including contingent consideration	$85,103	$—
Buyer common stock issued	(5,439)	—
Contingent consideration	(501)	—
Promissory note issued	(9,636)	—
Cash acquired	(2,700)	—
Change in funds held on acquisition	(1,000)	—
Cash paid for acquisition	$65,827	$—

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

 The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of September 30, 2018 and 2017. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients, and the Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 include assets of $1.6 million and $2.1 million, respectively, and liabilities of $0.8 million and $0.4 million, respectively related to the VIEs. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $1.7 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and net loss of $5.5 and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2017 balance sheet, which is derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) on February 23, 2018. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2018 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Change in Accounting Estimate

During the three months ended September 30, 2018 and effective as of July 1, 2018, the Company made a change in its accounting estimate of the collectability of accounts receivable, specifically relating to accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding (“partial payment accounts receivable”). Based on the limited number of claims that were closed through the Company’s historical appeals process, information with respect to the ultimate resolution of the appeals of these partial payment accounts receivable has been limited. As a result, initial assumptions of the ultimate collectability rates for partial payment accounts receivable were primarily based on industry and other data. During 2018, to enhance the Company’s own collection processes, the Company began using a third-party vendor to pursue collections on these partial payment accounts receivable. As of September 30, 2018, the Company is using this vendor exclusively for collection of the partial payment accounts receivable. As a result of utilizing the third-party vendor, the number of partial payment claims closed through the appeals process has increased allowing the Company to rely on its own collection history and additional information obtained from the third party vendor to estimate ultimate collectability. This recent information indicated that the Company’s current assumptions were different from its historical assumptions. The Company used this additional information to further refine its procedures to more precisely estimate the collectability of partial payment accounts receivable. This change in estimate resulted in a reduction in revenue of approximately $6.0 million, an increase in net loss of approximately $4.8 million, or $0.20 loss per basic and diluted share for the three and nine months ended September 30, 2018. The Company determined this change in assumptions and estimation procedures of the collectability of partial payment accounts receivable is a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of the standard, including practical expedients and updates to the standard, and assessing its existing lease portfolio to determine the impact of adoption on its condensed consolidated financial statements and related disclosures. The Company anticipates that the adoption of ASU 2016-02 will have an impact on its consolidated balance sheets, including an increase in both total assets and total liabilities.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance was effective January 1, 2018 and was applied to all contracts on a modified retrospective basis.

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The only activity that will be recorded as an operating expense from 2018 forward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. The Company recorded $0.4 million of expense related to one of the Company’s digital outreach platform customers during the nine months ended September 30, 2018.

The initial application of Topic 606 had no impact to the beginning balances of the Company's consolidated financial statements as of January 1, 2018. In adopting Topic 606, the Company elected the practical expedients related to immaterial contract acquisition costs and insignificant financing components of the transaction price.

For the three and nine months ended September 30, 2018, the impact on the Company's Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$74,477	$81,626	$(7,149)	$233,693	$260,256	$(26,563)
Non-client related revenue	$2,996	$3,030	$(34)	$9,014	$9,444	$(430)
Provision for doubtful accounts	$—	$7,183	$(7,183)	$366	$27,359	$(26,993)

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

The following tables summarize the composition of the Company’s client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services. Inpatient treatment facility services include revenues from related professional services, and client related diagnostic services includes revenues from point of care services as well as laboratory services.

For the three months ended September 30, 2018 and 2017, on an as reported basis (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$58,464	78.5	$64,237	82.4	$(5,773)	(9.0)
Outpatient facility and sober living services	11,332	15.2	8,085	10.4	3,247	40.2
Client related diagnostic services	4,681	6.3	5,626	7.2	(945)	(16.8)
Total client related revenue	$74,477	100.0	$77,948	100.0	$(3,471)	(4.5)

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2018 and 2017, on a comparable accounting basis as if the Company had not adopted Topic 606 (in thousands):

	Previous Accounting Guidance		As Reported
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$59,933	73.4	$64,237	82.4	$(4,304)	(6.7)
Outpatient facility and sober living services	11,663	14.3	8,085	10.4	3,578	44.3
Client related diagnostic services	10,030	12.3	5,626	7.2	4,404	78.3
Total client related revenue	$81,626	100.0	$77,948	100.0	$3,678	4.7

For the nine months ended September 30, 2018 and 2017, on an as reported basis (in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$190,080	81.3	$175,486	78.0	$14,594	8.3
Outpatient facility and sober living services	28,772	12.3	20,038	8.9	8,734	43.6
Client related diagnostic services	14,841	6.4	29,335	13.1	(14,494)	(49.4)
Total client related revenue	$233,693	100.0	$224,859	100.0	$8,834	3.9

For the nine months ended September 30, 2018 and 2017, on a comparable accounting basis as if the Company had not adopted Topic 606 (in thousands):

	Previous Accounting Guidance		As Reported
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$202,683	77.9	$175,486	78.0	$27,197	15.5
Outpatient facility and sober living services	30,689	11.8	20,038	8.9	10,651	53.2
Client related diagnostic services	26,884	10.3	29,335	13.1	(2,451)	(8.4)
Total client related revenue	$260,256	100.0	$224,859	100.0	$35,397	15.7

Non-Client Related Revenue

Non-client related revenue consists of diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and services provided to third-party behavioral health providers who use the Company’s digital outreach platforms.

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

Revenue from third-party behavioral health providers who use the Company’s digital outreach platforms is recognized over time as these customers simultaneously receive and consume the benefits of the services provided. The Company’s marketing contracts typically have one performance obligation. There are no significant judgments in determining the transaction price as the price is listed in the contract and not subject to change.

4.   General and Administrative Costs

The majority of the Company’s expenses are cost of revenue items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $19.2 million and $17.5 million for the three months ended September 30, 2018 and 2017, respectively, and $62.4 and $54.2 million for the nine months ended September 30, 2018 and 2017, respectively.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the components of the numerator and denominator used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(11,493)	$762	$(14,708)	$(1,757)
Denominator
Weighted-average common shares outstanding – basic	24,205,159	23,331,414	24,039,550	23,246,353
Dilutive securities	—	138,571	—	—
Weighted-average common shares outstanding – diluted	24,205,159	23,469,985	24,039,550	23,246,353

Basic (loss) earnings per common share	$(0.47)	$0.03	$(0.61)	$(0.08)
Diluted (loss) earnings per common share	$(0.47)	$0.03	$(0.61)	$(0.08)

For the three months ended September 30, 2018 and 2017, the Company had 87,801 and 138,571 potentially dilutive shares, respectively. For the nine months ended September 30, 2018 and 2017, the Company had 100,804 and 902,293 potentially dilutive shares, respectively. These dilutive shares are not included in the diluted EPS calculation above for the three months ended September 30, 2018 and for the nine months ended September 30, 2018 and 2017, because to do so would be anti-dilutive for the periods presented.

6.   Acquisition

On March 1, 2018, the Company acquired all of the outstanding shares of AdCare, Inc., a Massachusetts corporation (“AdCare”), and wholly owned subsidiary of AdCare Holding Trust, a Massachusetts business trust (the “Seller”) (the “AdCare Acquisition”). AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, five outpatient centers in Massachusetts, a 59-bed residential inpatient treatment center and two outpatient centers in Rhode Island. AdCare was purchased for total consideration of $85.1 million, including adjustments as set forth in the Securities Purchase Agreement (the “Purchase Agreement”), by and among AAC Healthcare Network, Inc., AAC Holdings, AdCare, and the Seller. The consideration was comprised of (i) approximately $66.8 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.5 million recorded in accrued and other current liabilities. The Company acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the seller ranges from zero to $1.7 million, subject to achievement of a certain adjusted EBITDA target over the 12 months following the closing date of the transaction.

FASB ASC 805 requires that the fair value of a contingent consideration liability be updated at each reporting period until the contingency is resolved. The Company remeasured the fair value of the contingent consideration related to the AdCare Acquisition as of September 30, 2018 and determined that the fair value was $1.3 million. The increase in the fair value resulted in $0.9 million of acquisition related expense recognized during the three months ended September 30, 2018.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The AdCare Acquisition was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations. For U.S. federal income tax purposes, the Purchase Agreement contemplates that the AdCare Acquisition shall be treated as an “applicable asset acquisition” as defined in Section 1060 of the Code. The Company recorded the transaction based upon the fair value of the consideration paid. This consideration was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date.

The allocation of assets acquired and liabilities assumed on the acquisition date, based on the fair value of AdCare, is as follows (in thousands):

AdCare Acquisition
Cash and cash equivalents	$2,700
Accounts receivable	4,357
Prepaid expenses and other assets	996
Property and equipment	15,309
Goodwill	64,556
Intangible assets	5,120
Total assets acquired	93,038
Accrued and other current liabilities	5,931
Long-term liabilities	2,004
Net assets acquired	$85,103

Acquisition-related costs for the transaction were recorded as acquisition-related expenses in the consolidated statements of operations.

Total AdCare revenue and income before income tax expense from the date of acquisition through September 30, 2018 was approximately $31.0 million and $4.5 million, respectively. The following pro forma results of operations of the Company for the three and nine months ended September 30, 2018 and September 30, 2017, are presented as if the AdCare Acquisition had occurred on January 1, 2017.

The pro forma loss before income tax benefit for three months ended September 30, 2018 was adjusted to exclude approximately $0.4 million of nonrecurring acquisition costs. The pro forma loss before income tax benefit for nine months ended September 30, 2018 was adjusted to exclude approximately $0.8 million of nonrecurring acquisition costs and to include additional interest expense of $0.4 million and depreciation and amortization expense of $0.2 million.

The pro forma income before income tax expense for the three months ended September 30, 2017 was adjusted to exclude approximately $0.3 million of nonrecurring acquisition costs and to include additional interest expense of $1.6 million and depreciation and amortization expense of $0.2 million. The pro forma loss before income tax benefit for the nine months ended September 30, 2017 was adjusted to exclude approximately $0.3 million of nonrecurring acquisition costs and to include additional interest expense of $4.6 million and depreciation and amortization expense of $0.7 million.

The following table presents pro forma results as discussed above, which are not indicative of the actual results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$77,473	$96,674	$250,981	$272,153
(Loss) income before income tax (benefit) expense	$(16,080)	$3,341	$(26,097)	$(1,269)

7.   Accounts Receivable

For the nine months ended September 30, 2018, approximately 11.2% of the Company’s revenues were reimbursed by Anthem Blue-Cross Blue-Shield of Texas and 10.0% were reimbursed by Blue-Cross Blue-Shield of Florida. No other payor accounted for more than 10.0% of revenue reimbursements for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, approximately 11.3% of the Company’s revenues were reimbursed by Anthem Blue-Cross Blue-Shield of Nevada, 10.8% were reimbursed by Blue-Cross Blue-Shield of Texas and 10.0% were reimbursed by Blue-Cross Blue-Shield of Florida. No other payor accounted for more than 10.0% of revenue reimbursements for the nine months ended September 30, 2017.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, substantially all accounts receivable aged greater than 360 days were fully reserved in the Company’s condensed consolidated financial statements.

The following table presents a summary of the Company’s aging of accounts receivable, net of the allowance for doubtful accounts as of September 30, 2018 and 2017:

	Current	31-180 Days	Over 180 Days	Total
September 30, 2018	38.7%	41.1%	20.2%	100.0%
September 30, 2017	29.7%	46.1%	24.2%	100.0%

Approximately $6.4 million and $14.6 million of accounts receivable, net of the allowance for doubtful accounts, at September 30, 2018 and December 31, 2017, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

8.   Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land	$19,364	$15,766
Buildings and improvements	159,296	130,710
Equipment and software	34,353	32,968
Construction in progress	15,310	22,310
Total property and equipment	228,323	201,754
Less accumulated depreciation	(61,978)	(49,206)
Property and equipment, net	$166,345	$152,548

For the three months ended September 30, 2018 and 2017, depreciation expense was $5.1 million and $4.8 million, respectively.

For the nine months ended September 30, 2018 and 2017, depreciation expense was $15.6 million and $14.6 million, respectively.

9.   Goodwill and Intangible Assets

The Company has only one operating segment, substance use and behavioral healthcare treatment services, for segment reporting purposes. The substance abuse and behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. The Company performs its goodwill impairment testing as of December 31. No impairment charges were recorded in 2018 or 2017.

The Company’s goodwill balance as of September 30, 2018 and December 31, 2017 was $199.0 and $134.4 million, respectively. The increase in goodwill is due to the AdCare Acquisition as shown below and discussed in Note 6 (Acquisition) (in thousands):

Balance at December 31, 2017	$134,396
AdCare Acquisition	64,556
Balance at September 30, 2018	$198,952

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Trademarks and trade names	$8,422	$5,322	$2,566	$1,986
Non-compete agreements	2,107	1,587	1,523	1,372
Marketing intangibles	5,651	5,651	1,909	1,485
Leasehold interests	1,498	1,498	540	397
Service contracts	950	—	55	—
Other	601	51	75	40
	$19,229	$14,109	$6,668	$5,280

Amortization expense for the three months ended September 30, 2018 and 2017 was $0.5 million and $0.4 million, respectively.

Amortization expense for the nine months ended September 30, 2018 and 2017 was $1.4 million and $1.2 million, respectively.

All intangible assets are amortized using the straight-line method. The following table presents amortization expense expected to be recognized subsequent to September 30, 2018 (in thousands):

Fiscal Year Ended	Expected Amortization Expense
2018(1)	$497
2019	1,955
2020	1,951
2021	1,756
2022	1,619
Thereafter	4,783
Total	$12,561
(1)	Presents expected amortization from October 1, 2018 through December 31, 2018.

10.   Debt

A summary of the Company’s debt obligations is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Senior secured loans	$304,203	$207,375
Subordinated debt	9,134	—
Unamortized deferred financing costs	(8,534)	(7,233)
Capital lease obligations	690	1,031
Total debt	305,493	201,173
Less current portion of long-term debt	(8,350)	(4,722)
Long-term debt, net of current portion and deferred financing costs	$297,143	$196,451

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

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2017 Term Loan matures on June 30, 2023 and requires quarterly principal repayments in an amount equal to $1.7 million for September 30, 2017 through June 30, 2019, $3.4 million for September 30, 2019 through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023. The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolver matures on June 30, 2022. As of September 30, 2018, there was an outstanding balance of $37.0 million under the 2017 Revolver.

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

As of September 30, 2018, $304.2 million was outstanding under the 2017 Credit Facility, including $37.0 million related to the 2017 Revolver and $267.2 million related to the 2017 Term Loan. The Company’s availability under the 2017 Revolver was $18.0 million, less $2.5 million of outstanding letters of credit.

As of September 30, 2018, the Company was in compliance with all applicable covenants under the 2017 Credit Facility.

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

During the three months ended September 30, 2017, the Company incurred approximately $5.4 million in debt extinguishment costs related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of a $3.0 million consent fee related to calling the Deerfield Facility (the “Deerfield Facility Consent Fee”), as well as a write-off of $2.3 million of previously deferred financing costs.

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

A summary of the Company’s financing lease obligation is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Financing lease obligation: Sale-Leaseback facilities	$24,567	$24,621
Less current portion (included in accrued and other current liabilities)	(108)	(80)
Total Financing lease obligation, net of current portion	$24,459	$24,541

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Stockholders’ Equity and Stock Based Compensation

Stock Based Compensation Plans

The Company granted 160,000 and 408,000 shares of restricted common stock to certain of its employees as part of the 2014 Equity Incentive Plan, as amended from time to time (the “Plan”), during the nine months ended September 30, 2018 and 2017, respectively. These restricted common shares vest annually over a period of three years beginning on December 31 of the year the restricted common stock was granted. Additionally, the Company granted 36,000 and 38,000 shares of fully vested common stock during the nine months ended September 30, 2018 and 2017, respectively, to its non-employee directors pursuant to the Plan. The Company recognized $0.4 million and $0.3 million of compensation expense for the nine months ended September 30, 2018 and 2017, respectively, as a result of the non-employee director grants.

The Company recognized $0.9 million and $1.9 million in equity-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. The Company recognized $3.1 million and $6.0 million in equity-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $3.0 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	348,855	$13.69
Granted	196,000	11.47
Vested	(102,563)	18.21
Forfeitures	(46,103)	15.81
Unvested at September 30, 2018	396,189	$11.18

Employee Stock Purchase Plan

For the nine months ended September 30, 2018 and 2017, the Company issued 48,396 and 97,589 shares, respectively, of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”).

For both the nine months ended September 30, 2018 and 2017, the Company recognized $0.1 million of compensation expense related to the ESPP.

Registration Statement

On June 8, 2018, the Company filed a shelf registration statement on Form S-3 (File No. 333-225536) with the SEC (the “Registration Statement”). The Registration Statement, which was declared effective by the SEC on June 22, 2018, permits the Company to offer to the public from time to time in one or more offerings issue up to an aggregate of $150.0 million in securities, consisting of common stock, preferred stock, warrants and units, at prices and on terms that the Company will decide at the time of any offering. To date, no securities have been issued pursuant to the Registration Statement.

13.   Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2018 reflects an income tax benefit of $3.3 million and $4.9 million, respectively, at an effective tax rate of 20.2% and 19.5%, respectively.

The provision for income taxes for the three and nine months ended September 30, 2017 reflects an income tax benefit of $0.5 million at an effective tax rate of 55.6% and 8.6%, respectively.

The increase in income tax benefit from the comparable periods in 2017 and the change in the effective tax rate is primarily related to the change in loss before income tax benefit as well as tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

AAC Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax rate for the nine months ended September 30, 2018 and 2017 reconciles with the federal statutory rate as follows:

	Nine Months Ended September 30,
	2018	2017
Federal statutory rate	21.0%	35.0%
State income taxes, net of federal tax benefit	(1.0)	(3.1)
Non-deductible expenses	(0.8)	(2.8)
Stock compensation adjustment	(2.4)	(20.4)
Other differences	2.7	(0.1)
Effective income tax rate on income before taxes	19.5%	8.6%

14.   Fair Value of Financial Instruments

The carrying amounts reported at September 30, 2018 and December 31, 2017 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at September 30, 2018 and December 31, 2017.

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

15.   Commitments and Contingencies

Shareholder Litigation

On August 24, 2015, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Kasper v. AAC Holdings, Inc. et al.). The plaintiff generally alleged that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information. On September 14, 2015, a second class action against the same defendants asserting essentially the same allegations was filed in the same court (Tenzyk v. AAC Holdings, Inc. et al.). On October 26, 2015, the court entered an order consolidating these two described actions into one action. On April 14, 2016, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim. On July 1, 2016, the court denied the motion to dismiss. On July 14, 2017, the court granted the plaintiffs’ motion for class certification. On December 28, 2017, the parties entered into a settlement term sheet with the plaintiffs’ representatives to memorialize an agreement in principle to settle the litigation. On February 15, 2018, the parties entered into a Stipulation of Settlement, consistent with the December 28, 2017 agreement in principle, that provided for defendants’ payment of an aggregate settlement amount of $25,000,000 (which includes attorneys’ fees to be approved by the court) to establish a settlement fund (the “Settlement Fund”). The Stipulation of Settlement provides that the Settlement Fund was to be funded as follows: (a) defendant Jerrod N. Menz will sell 300,000 shares and contribute the cash derived from such sale(s) to the Settlement Fund; and (b) the Company and individual defendants will pay in cash the difference, if any, between the Settlement Fund and the stock component addressed in (a). The Stipulation of Settlement includes the dismissal of all claims against the Company and the individual defendants, a denial by defendants of any wrongdoing and no admission of liability. On March 7, 2018, the court entered an order preliminarily approving the settlement. On March 23, 2018, the Company paid the full amount of the Settlement Fund and is preserving its claim to recover the 300,000 shares that Jerrod N. Menz was supposed to contribute. On June 11, 2018, the court entered an order and final judgment consistent with the terms of the parties’ Stipulation of Settlement.

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

SEC Matter

The Company provided general accounting, finance and governance documentation in response to a subpoena received from the SEC in March 2018. Following this initial document request, the Commission requested additional information pertaining to the Company’s accounting for partial payments from insurance companies, where the Company is continuing to pursue additional collections for the estimated balance. Beginning in the third quarter of 2018, the Company’s Audit Committee initiated a review of the Company’s accounting for these partial payments. The Audit Committee has substantially completed this review. In connection with this review, the Audit Committee determined that the Company’s change in estimate of the collectability of accounts receivable relating to partial payments during the quarter was appropriate. See “Note 2. Basis of Presentation and Recently Issued Accounting Pronouncements—Change in Accounting Estimate.” The Commission’s investigation is ongoing, and the Company is continuing to fully cooperate on this matter. The Commission’s investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred. At this time, the Company is unable to predict the final outcome of this matter or what impact it might have on the Company’s consolidated financial position, results of operations or cash flows.

Other Matters

The Company is also aware of various other legal and regulatory matters arising in the ordinary course of business. To cover these other types of claims as well as the legal matters referenced above, the Company maintains insurance it believes to be sufficient for its operations, although some claims may potentially exceed the scope of coverage in effect and the insurer may argue that some claims, including, without limitation, the claims described above, are excluded from coverage. Plaintiffs in civil matters may also request punitive or other damages that may not be covered by insurance. Similarly, costs associated with regulatory matters may not be covered by insurance. Except as described above, after taking into consideration the evaluation of such matters by the Company’s legal counsel, the Company’s management believes at this time that the anticipated outcome of these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning our possible or assumed future results of operations, including descriptions of our revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements.  These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates (or failure to pay) by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (vi) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) a disruption in our ability to perform diagnostic laboratory services; (viii) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (ix) a disruption in our business and reputational and economic risks associated with civil claims by various parties; (x) inability to meet the covenants in our loan documents or lack of borrowing capacity; (xi) our inability to effectively integrate acquired facilities; and (xii) general economic conditions, as well as other risks discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018, Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 9, 2018, and other filings with the SEC. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform diagnostic laboratory services and provide physician services to our clients. As of September 30, 2018, we operated 11 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,112 inpatient beds, including 732 licensed detoxification beds, 26 standalone outpatient centers, and 5 sober living facilities across 507 beds for a total of 1,619 combined inpatient and sober living beds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facilities

The following table presents information about our network of substance use treatment facilities as of September 30, 2018:

Facility Name	State	Beds(1)	IN/OON(2)	Property
Inpatient(3)
Laguna Treatment Hospital	CA	93	OON	Owned
River Oaks	FL	162	OON	Owned
Recovery First	FL	56	IN	Owned/Leased
Townsend New Orleans	LA	36	IN	Leased
AdCare Hospital	MA	114	IN	Owned
Oxford Treatment Center	MS	124	OON	Owned
Sunrise House	NJ	110	IN	Owned
Desert Hope	NV	148	OON	Owned
Solutions Treatment Center	NV	80	IN	Leased
AdCare Rhode Island	RI	59	IN	Owned
Greenhouse	TX	130	OON	Owned
Total Inpatient Beds		1,112

Sober Living
San Diego Sober Living	CA	36	n/a	Leased
Recovery First - Ft. Lauderdale East	FL	83	n/a	Leased
Resolutions Oxford	MS	72	n/a	Owned/Leased
Resolutions Las Vegas	NV	159	n/a	Leased
Resolutions Arlington	TX	157	n/a	Leased
Total Sober Living Beds		507
Total Beds		1,619

	State	Locations	IN/OON(2)	Property
Outpatient(4)
San Diego Outpatient	CA	1	OON	Leased
Recovery First Outpatient	FL	1	IN	Leased
Oxford Outpatient Center	MS	3	OON	Owned/Leased
Townsend Outpatient Centers	LA	7	IN	Leased
AdCare Outpatient Centers	MA/RI	7	IN	Owned/Leased
Sunrise House Outpatient	NJ	1	IN	Owned
Desert Hope Outpatient Center	NV	1	OON	Leased
Solutions Outpatient	NV	1	IN	Leased
Clinical Services of Rhode Island Outpatient	RI	3	IN	Leased
Greenhouse Outpatient	TX	1	OON	Leased
Total Outpatient Facilities		26
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

Bed Count Summary

The following table presents information about our total bed count between inpatient beds and sober living beds as of September 30, 2018 and December 31, 2017, respectively:

	As of September 30, 2018	As of December 31, 2017	Increase
Inpatient Beds	1,112	939	173
Sober Living Beds	507	409	98
Total Beds	1,619	1,348	271

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Operations

During the three months ended September 30, 2018, we completed our construction and renovations at Resolutions Arlington which increased our sober living bed capacity by 77. The additional capacity will allow us to better serve our clients by transitioning them to the outpatient level of care when appropriate, and free up capacity to serve other clients in the inpatient setting at our Greenhouse Treatment Center located in Arlington, Texas.

Effective September 30, 2018, we consolidated our laboratory operations, which included relocating operations previously located in Slidell, Louisiana, with our current and ongoing operations located in Brentwood, Tennessee. By consolidating our laboratory operations, we expect to gain additional operational efficiencies.

Change in Accounting Estimate

During the three months ended September 30, 2018 and effective as of July 1, 2018, we made a change to our accounting estimate of the collectability of accounts receivable, specifically relating to accounts where we have received a partial payment from a commercial insurance company and we are continuing to pursue additional collections for the balance that we estimate remains outstanding (“partial payment accounts receivable”). Based on the limited number of claims that were closed through our historical appeals process, information with respect to the ultimate resolution of the appeals of these partial payment accounts receivable has been limited. As a result, initial assumptions of the ultimate collectability rates for partial payment accounts receivable were primarily based on industry and other data. During 2018, to enhance our own collection processes, we began using a third-party vendor to pursue collections on these partial payment accounts receivable. As of September 30, 2018, we are using this vendor exclusively for collection of the partial payment accounts receivable. As a result of utilizing the third-party vendor, the number of partial payment claims closed through the appeals process has increased allowing us to rely on our own collection history and additional information obtained from the third party vendor to estimate ultimate collectability. This recent information indicated that our current assumptions were different from our historical assumptions. We used this additional information to further refine our procedures to more precisely estimate the collectability of partial payment accounts receivable. This change in estimate resulted in a reduction in revenue of approximately $6.0 million, an increase in net loss of approximately $4.8 million, or $0.20 loss per basic and diluted share for the three and nine months ended September 30, 2018. We determined this change in assumptions and estimation procedures of the collectability of partial payment accounts receivable is a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

Acquisition

On March 1, 2018, we acquired all of the outstanding shares of AdCare, Inc., a Massachusetts corporation (“AdCare”), and wholly owned subsidiary of AdCare Holding Trust a Massachusetts business trust (the “Seller”) (“the AdCare Acquisition”). AdCare and its subsidiaries offer treatment of drug and alcohol addiction and own, among other things, a 114-bed hospital, and five outpatient centers in Massachusetts, a 59-bed residential inpatient treatment center and two outpatient centers in Rhode Island. AdCare was purchased for total consideration of $85.1 million, subject to adjustments as set forth in the Securities Purchase Agreement (the “Purchase Agreement”), by and among AAC Healthcare Network, Inc., AAC Holdings, AdCare, and the Seller. The consideration was comprised of (i) approximately $66.8 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.5 million recorded in accrued and other current liabilities. We acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the Seller ranges from zero to $1.7 million, subject to achievement of a certain adjusted EBITDA target over the 12 months following the closing date of the transaction.

Financing

On March 1, 2018, in conjunction with the AdCare Acquisition, we secured a $65.0 million incremental term loan commitment under the 2017 Credit Facility. In connection with the incremental term loan, we incurred $2.6 million in deferred financing costs related to underwriting and other professional fees. As of September 30, 2018, $304.2 million was outstanding under the 2017 Credit Facility, including $37.0 million under the 2017 Revolver and $267.2 million under the 2017 Term Loan.

On March 1, 2018, in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, we issued the AdCare Note to the Seller in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue monthly until the maturity date.

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

Given the scale and nationwide reach of our network of substance use treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three and nine months ended September 30, 2018, no single payor accounted for more than 9.5% and 11.2% of our revenue, respectively, and for the three and nine months ended September 30, 2017, no single payor accounted for more than 12.2% and 11.3% of our revenue, respectively.

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

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

The following tables summarize the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services. Inpatient treatment facility services include revenues from related professional services. Client related diagnostic services includes revenues from point of care services and laboratory services.

As reported, our client related revenue was as follows (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$58,464	78.5	$64,237	82.4	$(5,773)	(9.0)
Outpatient facility and sober living services	11,332	15.2	8,085	10.4	3,247	40.2
Client related diagnostic services	4,681	6.3	5,626	7.2	(945)	(16.8)
Total client related revenue	$74,477	100.0	$77,948	100.0	$(3,471)	(4.5)

On a comparable accounting basis, as if we had adopted Topic 606 for both periods presented, our client related revenue was as follows (in thousands):

	As Reported		Comparable Accounting Basis
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$58,464	78.5	$59,359	87.0	$(895)	(1.5)
Outpatient facility and sober living services	11,332	15.2	7,267	10.6	4,065	55.9
Client related diagnostic services	4,681	6.3	1,640	2.4	3,041	185.4
Total client related revenue	$74,477	100.0	$68,266	100.0	$6,211	9.1

On an as reported basis, client related diagnostic services revenue for the three months ended September 30, 2018 decreased 16.8% to $4.7 million compared with $5.6 million for the three months ended September 30, 2017. Client related diagnostic services revenue as a percentage of total client related revenues was 6.3% for the three months ended September 30, 2018, compared to 7.2% for the three months ended September 30, 2017. Client related diagnostic services revenue as a percentage of total client revenues excluding the change in accounting estimate was 5.8% for the three months ended September 30, 2018.

On a comparable accounting basis, client related diagnostic services revenue for the three months ended September 30, 2018 increased $3.0 million, or 185.4%, to $4.7 million, compared with $1.6 million for the three months ended September 30, 2017. The increase in client related diagnostic services revenue for the three months ended September 30, 2018 is primarily due to a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

The following tables summarize the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services. Inpatient treatment facility services include revenues from related professional services. Client related diagnostic services includes revenues from point of care services and laboratory services.

As reported, our client related revenue was as follows (in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$190,080	81.3	$175,486	78.0	$14,594	8.3
Outpatient facility and sober living services	28,772	12.3	20,038	8.9	8,734	43.6
Client related diagnostic services	14,841	6.4	29,335	13.1	(14,494)	(49.4)
Total client related revenue	$233,693	100.0	$224,859	100.0	$8,834	3.9

On a comparable accounting basis, as if we had adopted Topic 606 for both periods presented, our client related revenue was as follows (in thousands):

	As Reported		Comparable Accounting Basis
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$190,080	81.3	$160,818	80.8	$29,262	18.2
Outpatient facility and sober living services	28,772	12.3	18,170	9.1	10,602	58.3
Client related diagnostic services	14,841	6.4	20,106	10.1	(5,265)	(26.2)
Total client related revenue	$233,693	100.0	$199,094	100.0	$34,599	17.4

On an as reported basis, client related diagnostic services revenue for the nine months ended September 30, 2018 decreased 49.4% to $14.8 million compared with $29.3 million for the nine months ended September 30, 2017. Client related diagnostic services revenue as a percentage of total client related revenues was 6.4% for the nine months ended September 30, 2018 compared to 13.1% for the nine months ended September 30, 2017.

On a comparable accounting basis, client related diagnostic services revenue for the nine months ended September 30, 2018 decreased 26.2% to $14.8 million compared with $20.1 million for the nine months ended September 30, 2017. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursement rates combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests. The decrease was partially offset by a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

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

Our accounts receivable primarily consists of amounts due from commercial payors. From time to time, we may provide free care to clients, which we refer to as scholarships. We do not recognize revenue for services provided to clients on scholarships. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company and we are continuing to pursue additional collections for the balance that we estimate remains outstanding.

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

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of our adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. The only activity that will be recorded in operating expenses from 2018 forward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. We recorded $0.4 million of expense related to one such digital outreach platform customer during the nine months ended September 30, 2018.

As of September 30, 2018, substantially all accounts receivable aged greater than 360 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we rely on the results of detailed reviews of historical write-offs and recoveries on a rolling twelve-month basis (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplement this hindsight analysis with other analytical tools, including, without limitation, historical trends in cash collections compared to net revenues and days sales outstanding. Approximately $6.4 million and $14.6 million of the accounts receivable, net of the allowance for doubtful accounts, at September 30, 2018 and December 31, 2017, respectively, includes accounts where we have received a partial payment from a commercial insurance company and we are continuing to pursue additional collections for the balance that we estimate remains outstanding. An account is written off only after we have pursued collection efforts or otherwise determined an account to be uncollectible.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

As previously discussed, we adopted Topic 606 on January 1, 2018. Under the new accounting guidance, the provision for doubtful accounts, which historically was reported as an operating expense, is now reported as a direct reduction to revenue. This change in presentation reduced revenues and operating expenses by the same amount and did not have an effect on net income. Because we adopted Topic 606 using the modified retrospective approach, prior year periods were not recast, and as such, revenues and expenses as a percentage of revenue as reported are not comparable to the current year presentation. Below we present the statement of operations as reported, and separately, our operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods presented.

The following table presents our condensed consolidated statements of operations as reported (in thousands):

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$74,477	96.1	$77,948	96.9	$(3,471)	(4.5)
Non-client related revenue	2,996	3.9	2,476	3.1	520	21.0
Total revenues	77,473	100.0	80,424	100.0	(2,951)	(3.7)

Operating expenses
Salaries, wages and benefits	44,831	57.9	36,709	45.6	8,122	22.1
Client related services	8,594	11.1	6,598	8.2	1,996	30.3
Provision for doubtful accounts	—	—	9,682	12.0	(9,682)	(100.0)
Advertising and marketing	3,037	3.9	3,074	3.8	(37)	(1.2)
Professional fees	5,697	7.4	3,641	4.5	2,056	56.5
Other operating expenses	12,833	16.6	8,306	10.3	4,527	54.5
Rentals and leases	2,760	3.6	2,105	2.6	655	31.1
Litigation settlement	100	0.1	—	—	100	—
Depreciation and amortization	5,573	7.2	5,218	6.5	355	6.8
Acquisition-related expenses	1,058	1.4	370	0.5	688	185.9
Total operating expenses	84,483	109.0	75,703	94.1	8,780	11.6
(Loss) income from operations	(7,010)	(9.0)	4,721	5.9	(11,731)	(248.5)
Interest expense, net	8,738	11.3	5,492	6.8	3,246	59.1
Loss on extinguishment of debt	—	—	—	—	—	—
Other expense, net	732	0.9	49	0.1	683	1,393.9
Loss before income tax benefit	(16,480)	(21.3)	(820)	(1.0)	(15,660)	1,909.8
Income tax benefit	(3,324)	(4.3)	(456)	(0.6)	(2,868)	628.9
Net loss	(13,156)	(17.0)	(364)	(0.5)	(12,792)	3,514.3
Less: net loss attributable to noncontrolling interest	1,663	2.1	1,126	1.4	537	47.7
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(11,493)	(14.8)	$762	0.9	$(12,255)	(1,608.3)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our revenues and operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated (in thousands):

	Three Months Ended
	September 30, 2018		Three Months Ended September 30, 2017				Increase (Decrease)
	As Reported		As Reported		Comparable Basis		Comparable Basis
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$74,477	96.1	$77,948	96.9	$68,266	96.5	$6,211	9.1
Non-client related revenue	2,996	3.9	2,476	3.1	2,476	3.5	520	21.0
Total revenues	77,473	100.0	80,424	100.0	70,742	100.0	6,731	9.5

Operating expenses
Salaries, wages and benefits	44,831	57.9	36,709	45.6	36,709	51.9	8,122	22.1
Client related services	8,594	11.1	6,598	8.2	6,598	9.3	1,996	30.3
Provision for doubtful accounts	—	—	9,682	12.0	—	—	—	—
Advertising and marketing	3,037	3.9	3,074	3.8	3,074	4.3	(37)	(1.2)
Professional fees	5,697	7.4	3,641	4.5	3,641	5.1	2,056	56.5
Other operating expenses	12,833	16.6	8,306	10.3	8,306	11.7	4,527	54.5
Rentals and leases	2,760	3.6	2,105	2.6	2,105	3.0	655	31.1
Litigation settlement	100	0.1	—	—	—	—	100	—
Depreciation and amortization	5,573	7.2	5,218	6.5	5,218	7.4	355	6.8
Acquisition-related expenses	1,058	1.4	370	0.5	370	0.5	688	185.9
Total operating expenses	84,483	109.0	75,703	94.1	66,021	93.3	18,462	28.0
(Loss) income from operations	$(7,010)	(9.0)	$4,721	5.9	$4,721	6.7	$(11,731)	(248.5)

Client Related Revenue

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which outlines a five-step model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the standard on January 1, 2018 using the modified retrospective approach. As a result of these new requirements, substantially all of our adjustments related to bad debt are now recorded as a direct reduction to revenue. Prior to January 1, 2018, the provision for doubtful accounts was shown as an operating expense within the condensed consolidated statements of operations. For certain portions of management’s discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, we have applied our adoption of Topic 606 to the prior-year period. Management believes that this allows for an accurate comparison of our revenue in both periods. Where we use language below such as “comparable accounting basis” or similar language, this indicates a presentation of periods that allows for analysis on a consistent accounting basis.

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue, on a comparable accounting basis, decreased $0.9 million, or 1.5%, to $58.5 million for the three months ended September 30, 2018 from $59.4 million for the three months ended September 30, 2017. Inpatient treatment facility services revenue on an as reported basis, decreased $5.8 million, or 9.0%, to $58.5 million for the three months ended September 30, 2018 from $64.2 million for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we recorded a change in accounting estimate which reduced revenue by $6.0 million, of which $5.3 million related to inpatient treatment facility services. Excluding the change in accounting estimate, inpatient treatment facility services revenue, on a comparable accounting basis, increased $4.4 million, or 7.5%, to $63.8 million for the three months ended September 30, 2018 from $59.4 million for the three months ended September 30, 2017. The increase in inpatient treatment facility services revenue was primarily due to the full quarter benefit of revenue from AdCare, which was acquired on March 1, 2018, offset partially by a 3.4% decrease in ADR, excluding the change in accounting estimate, from the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in ADR was due in part to an unfavorable shift in services provided within our in-network versus out-of-network facilities. During three months ended September 30, 2018, a greater portion of our overall ADC was located within our in-network facilities versus our out-of-network facilities.  Historically, ADR at our in-network facilities is generally lower than ADR at our out-of-network facilities.

Our ADC increased 83, or 11.0%, to 838 for the three months ended September 30, 2018 from 755 for the three months ended September 30, 2017. The increase in ADC was primarily due to the AdCare Acquisition partially offset by a decrease in ADC as a result of lower call volumes starting in August 2018. In August of 2018, Google implemented a broad core algorithm change (the “Google algorithm change”). According to Internet marketing analysts, the Google algorithm change appears to have disproportionately negatively affected websites of healthcare and wellness companies, with many such websites becoming lower ranked, resulting in steep drop-offs of website visits. Following the Google algorithm change, our websites generally have experienced lower rankings and decreased visits, resulting in significantly fewer calls to our helpline. We believe that this decline in calls and other potential client interaction has resulted in an overall decline of admissions to our facilities, resulting in a lower ADC. ADC was further impacted by our planned conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the three months ended September 30, 2017.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue, on a comparable accounting basis, increased $4.1 million, or 55.9%, to $11.3 million for the three months ended September 30, 2018, from $7.3 million for the three months ended September 30, 2017. Outpatient facility and sober living revenue, on an as reported basis, increased $3.2 million, or 40.2%, to $11.3 million for the three months ended September 30, 2018, from $8.1 million for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we recorded change in accounting estimate which reduced revenue by $6.0 million, of which $0.7 million related to outpatient facility and sober living revenue. Excluding the change in accounting estimate, outpatient facility and sober living revenue, on a comparable accounting basis, increased $4.7 million, or 65.1%, to $12.0 million for the three months ended September 30, 2018 from $7.3 million for the three months ended September 30, 2017.

Outpatient visits increased 163.0% to 48,626 for the three months ended September 30, 2018 from 18,491 for the three months ended September 30, 2017. The increase in outpatient visits was primarily due to the AdCare Acquisition as well as a 34.2% increase in our average daily sober living census to 294 for the three months ended September 30, 2018 from 219 for the three months ended September 30, 2017. The increase in average daily sober living census was related to the expansion of sober living services and the conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center during the three months ended September 30, 2017.

ARV, excluding the change in accounting estimate, decreased 43.7% to $246 for the three months ended September 30, 2018 compared with $437 for the three months ended September 30, 2017. The decrease in outpatient ARV is primarily related to a significantly higher mix of in-network outpatient visits as a result of the AdCare Acquisition.

Client Related Diagnostic Services

Client related diagnostic services revenue, on a comparable accounting basis, increased $3.0 million, or 185.4% to $4.7 million for the three months ended September 30, 2018, from $1.6 million for the three months ended September 30, 2017. Client related diagnostic services revenue, on an as reported basis, decreased $0.9 million, or 16.8%, to $4.7 million for the three months ended September 30, 2018 from $5.6 million for the three months ended September 30, 2017.

The increase in client related diagnostic services revenue on a comparable accounting basis for the three months ended September 30, 2018 is primarily due to a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to serve potential patients who are seeking treatment. Non-client related revenue increased $0.5 million, or 21.0%, to $3.0 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017.

The increase in non-client related revenue was primarily related to addiction care treatment services for individuals in the criminal justice system as a result of the AdCare acquisition on March 1, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries, Wages and Benefits

Salaries, wages and benefits increased $8.1 million, or 22.1%, to $44.8 million for the three months ended September 30, 2018, from $36.7 million for the three months ended September 30, 2017.

On a comparable accounting basis, salaries, wages and benefits were 57.9% of total revenues for the three months ended September 30, 2018, compared to 51.9% of total revenues for the three months ended September 30, 2017. As reported for the three months ended September 30, 2018 and 2017, salaries, wages and benefits were 57.9% and 45.6% of total revenues, respectively.

On a comparable accounting basis and excluding the change in accounting estimate, salaries, wages and benefits were 53.7% of total revenues for the three months ended September 30, 2018 compared to 51.9% for the three months ended September 30, 2017. The increase in salaries, wages and benefits as a percentage of total revenues, on a comparable accounting basis and excluding the change in accounting estimate, was primarily attributable to the AdCare Acquisition. Salaries, wages and benefits represents a greater percentage of total revenues for AdCare than our other facilities due in part to the higher average acuity mix of clients served at AdCare.

Client Related Services

Client related services expense increased $2.0 million, or 30.3%, to $8.6 million for the three months ended September 30, 2018, from $6.6 million for the three months ended September 30, 2017 primarily as a result of the AdCare Acquisition as well as increased medical provider costs, including costs related to physician services. We currently utilize more contracted physicians and are working to reduce physician services costs by hiring on full time staff to fill this role.

On a comparable accounting basis, client related services expense was 11.1% of total revenues for the three months ended September 30, 2018, compared to 9.3% of total revenues for the three months ended September 30, 2017. As reported for the three months ended September 30, 2018 and 2017, client related services expense was 11.1% and 8.2% of total revenues, respectively. On a comparable accounting basis and excluding the change in accounting estimate, client related services expense for the three months ended September 30, 2018 and 2017 were 10.3% and 9.3% of total revenues, respectively.

Provision for Doubtful Accounts

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of our adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. The only activity that will be recorded in operating expenses from 2018 forward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies.

Advertising and Marketing

Advertising and marketing expense decreased 1.2%, to $3.0 million for the three months ended September 30, 2018, from $3.1 million for the three months ended September 30, 2017.

On a comparable accounting basis, advertising and marketing expense was 3.9% of total revenues for the three months ended September 30, 2018, compared to 4.3% of total revenues for the three months ended September 30, 2017. As reported for the three months ended September 30, 2018 and 2017, advertising and marketing expense was 3.9% and 3.8% of total revenues, respectively. On a comparable accounting basis and excluding the change in accounting estimate, advertising and marketing expense for the three  months ended September 30, 2018 and 2017 was 3.6% and 4.3% of total revenues, respectively. The decrease in advertising and marketing expense was primarily driven by reducing television advertising and focusing on more efficient and cost-effective advertising platforms, including digital outreach platforms. As a result of the Google algorithm change, we expect an increase in advertising and marketing expenses in the near term as we increase our sales and marketing efforts.

Professional Fees

Professional fees increased $2.1 million, or 56.5%, to $5.7 million for the three months ended September 30, 2018, from $3.6 million for the three months ended September 30, 2017.

On a comparable accounting basis, professional fees were 7.4% of total revenues for the three months ended September 30, 2018, compared to 5.1% of total revenues for the three months ended September 30, 2017. As reported for the three months ended September 30, 2018 and 2017, professional fees were 7.4% and 4.5% of total revenues, respectively. On a comparable accounting basis and excluding the change in accounting estimate, professional fees for the three months ended September 30, 2018 and 2017 were 6.8% and 5.1% of total revenues, respectively. The increase in professional fees was primarily related to increased legal costs related to certain litigation, government relations and regulatory matters.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operating Expenses

Other operating expenses increased $4.5 million, or 54.5%, to $12.8 million for the three months ended September 30, 2018, from $8.3 million for the three months ended September 30, 2017.

On a comparable accounting basis, other operating expenses were 16.6% of total revenues for the three months ended September 30, 2018, compared to 11.7% of total revenues for the three months ended September 30, 2017. As reported for the three months ended September 30, 2018 and 2017, other operating expenses were 16.6% and 10.3% of total revenues, respectively. On a comparable accounting basis, other operating expenses for the three months ended September 30, 2018 and 2017 were 15.4% and 11.7% of total revenues, respectively. The increase in other operating expenses was primarily as a result of the AdCare Acquisition as well as additional recruiting costs for facility and corporate leadership positions.

Rentals and Leases

Rentals and leases expense increased $0.7 million, or 31.1%, to $2.8 million for the three months ended September 30, 2018, from $2.1 million for the three months ended September 30, 2017.

Litigation Settlement

Litigation settlement expense was $0.1 million for the three months ended September 30, 2018. We had no litigation settlement expense for the three months ended September 30, 2017.

For further discussion of significant legal matters, see Note 15 (Commitments and Contingencies) to our consolidated financial statements included in this quarterly report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million, or 6.8%, to $5.6 million for the three months ended September 30, 2018, from $5.2 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to additional expense related to AdCare.

Acquisition-Related Expenses

Acquisition-related expenses increased $0.7 million to $1.1 million for the three months ended September 30, 2018 from $0.4 million for the three months ended September 30, 2017. The increase primarily relates to the change in fair value associated with the contingent consideration portion of the AdCare Acquisition.

Interest Expense

Interest expense increased $3.2 million, or 59.1%, to $8.7 million for the three months ended September 30, 2018, compared to $5.5 million for the three months ended September 30, 2017. The increase in interest expense was primarily the result of increased borrowings related to the AdCare Acquisition and the $25.0 million settlement of the Tennessee claim.

Outstanding debt at September 30, 2018 was approximately $305.5 million, compared to $202.6 million at September 30, 2017. Our weighted average interest rate on outstanding debt at September 30, 2018 was 8.9% compared to 8.0% at September 30, 2017.

Refer to Note 10 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility. Refer to Note 15 for additional information regarding settlement of the Tennessee claim.

Income Tax Benefit

For the three months ended September 30, 2018, income tax benefit was $3.3 million, reflecting an effective tax rate of 20.2%, compared to income tax benefit of $0.5 million, reflecting an effective tax rate of 55.6%, for the three months ended September 30, 2017. The increase in income tax benefit and the change in the effective tax rate is primarily related to the change in loss before income tax benefit as well as the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

Net Loss Attributable to Noncontrolling Interest

For the three months ended September 30, 2018, net loss attributable to noncontrolling interest was $1.7 million compared to $1.1 million for the three months ended September 30, 2017. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

As previously discussed, we adopted Topic 606 on January 1, 2018. Under the new accounting guidance, the provision for doubtful accounts, which historically was reported as an operating expense, is now reported as a direct reduction to revenue. This change in presentation reduced revenues and operating expenses by the same amount and did not have an effect on net income. Because we adopted Topic 606 using the modified retrospective approach, prior year periods were not recast, and as such, revenues and expenses as a percentage of revenue as reported are not comparable to the current year presentation. Below we present the statement of operations as reported, and separately, our operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated.

The following tables present our condensed consolidated statements of operations as reported (in thousands):

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$233,693	96.3	$224,859	97.1	$8,834	3.9
Non-client related revenue	9,014	3.7	6,646	2.9	2,368	35.6
Total revenues	242,707	100.0	231,505	100.0	11,202	4.8

Operating expenses
Salaries, wages and benefits	131,765	54.3	107,989	46.6	23,776	22.0
Client related services	24,734	10.2	19,622	8.5	5,112	26.1
Provision for doubtful accounts	366	0.2	25,765	11.1	(25,399)	(98.6)
Advertising and marketing	8,220	3.4	10,115	4.4	(1,895)	(18.7)
Professional fees	14,297	5.9	9,322	4.0	4,975	53.4
Other operating expenses	35,615	14.7	25,294	10.9	10,321	40.8
Rentals and leases	7,439	3.1	5,839	2.5	1,600	27.4
Litigation settlement	3,135	1.3	—	—	3,135	—
Depreciation and amortization	16,946	7.0	15,745	6.8	1,201	7.6
Acquisition-related expenses	1,363	0.6	595	0.3	768	129.1
Total operating expenses	243,880	100.5	220,286	95.2	23,594	10.7
(Loss) income from operations	(1,173)	(0.5)	11,219	4.8	(12,392)	(110.5)
Interest expense, net (change in fair value of interest rate swaps of $0 and ($108), respectively)	23,340	9.6	11,072	4.8	12,268	110.8
Loss on extinguishment of debt	—	—	5,435	2.3	(5,435)	(100.0)
Other expense, net	643	0.3	77	—	566	735.1
Loss before income tax benefit	(25,156)	(10.4)	(5,365)	(2.3)	(19,791)	368.9
Income tax benefit	(4,902)	(2.0)	(459)	(0.2)	(4,443)	968.0
Net loss	(20,254)	(8.3)	(4,906)	(2.1)	(15,348)	312.8
Less: net loss attributable to noncontrolling interest	5,546	2.3	3,149	1.4	2,397	76.1
Net loss attributable to AAC Holdings, Inc. common stockholders	$(14,708)	(6.1)	$(1,757)	(0.8)	$(12,951)	737.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our revenues and operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated (in thousands):

	Nine Months Ended
	September 30, 2018		Nine Months Ended September 30, 2017				Increase (Decrease)
	As Reported		As Reported		Comparable Basis		Comparable Basis
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$233,693	96.3	$224,859	97.1	$199,094	96.8	$34,599	17.4
Non-client related revenue	9,014	3.7	6,646	2.9	6,646	3.2	2,368	35.6
Total revenues	242,707	100.0	231,505	100.0	205,740	100.0	36,967	18.0

Operating expenses
Salaries, wages and benefits	131,765	54.3	107,989	46.6	107,989	52.5	23,776	22.0
Client related services	24,734	10.2	19,622	8.5	19,622	9.5	5,112	26.1
Provision for doubtful accounts	366	0.2	25,765	11.1	—	—	366	—
Advertising and marketing	8,220	3.4	10,115	4.4	10,115	4.9	(1,895)	(18.7)
Professional fees	14,297	5.9	9,322	4.0	9,322	4.5	4,975	53.4
Other operating expenses	35,615	14.7	25,294	10.9	25,294	12.3	10,321	40.8
Rentals and leases	7,439	3.1	5,839	2.5	5,839	2.8	1,600	27.4
Litigation settlement	3,135	1.3	—	—	—	—	3,135	—
Depreciation and amortization	16,946	7.0	15,745	6.8	15,745	7.7	1,201	7.6
Acquisition-related expenses	1,363	0.6	595	0.3	595	0.3	768	129.1
Total operating expenses	243,880	100.5	220,286	95.2	194,521	94.5	49,359	25.4
(Loss) income from operations	$(1,173)	(0.5)	$11,219	4.8	$11,219	5.5	$(12,392)	(110.5)

Client Related Revenue

As noted above, in May 2014, the FASB issued Topic 606. We adopted the standard on January 1, 2018 using the modified retrospective approach. For certain portions of management’s discussion and analysis of our financial condition and results of operations for the period ended September 30, 2018 as compared to the nine months ended September 30, 2017 we have applied our adoption of Topic 606 to the prior-year period. Management believes that this allows for an accurate comparison of our revenue in both periods. Where we use language below such as “comparable accounting basis” or similar language, this indicates a presentation of periods that allows for analysis on a consistent accounting basis.

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue, on a comparable accounting basis, increased $29.3 million, or 18.2%, to $190.1 million for the nine months ended September 30, 2018 from $160.8 million for the nine months ended September 30, 2017. Inpatient treatment facility services revenue on an as reported basis, increased $14.6 million, or 8.3%, to $190.1 million for the nine months ended September 30, 2018 from $175.5 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, inpatient treatment facility services revenue, on a comparable accounting basis, increased $29.3 million, or 18.2%, to $190.1 million for the nine months ended September 30, 2018 from $160.8 million for the nine months ended September 30, 2017. The increase in inpatient treatment facility services revenue was primarily due to additional revenue following the AdCare Acquisition, which was completed on March 1, 2018, as well as a 12.3% increase in ADR from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The increase in ADR is partially attributable to a favorable shift in the service level mix within our inpatient treatment facilities from lower levels of complexity to higher levels of complexity.  As a result of planned expansion of outpatient treatment facilities, a greater percentage of lower levels of care, such as partial hospitalization and intensive outpatient services that were historically performed in our inpatient treatment facilities, are now performed in our outpatient treatment facilities. As the ADR for these lower levels of care are significantly less than the ADR for higher levels of care such as detoxification and residential services, our ADR in our inpatient facilities has increased. Partially offsetting the increase in ADR was a decrease in ADR due in part to an unfavorable shift in services provided within our in-network versus out-of-network facilities. During the nine months ended September 30, 2018, a greater portion of our overall ADC was located within our in-network facilities versus our out-of-network facilities. Historically, ADR at our in-network facilities is generally lower than ADR at our out-of-network facilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Separately, our ADC increased 41 to 828 for the nine months ended September 30, 2018 from 787 for the nine months ended September 30, 2017, primarily as a result of the AdCare Acquisition. Partially offsetting the increase in ADC from the AdCare Acquisition was a decrease in ADC as a result of lower call volumes during the nine months ended September 30, 2018 as a result of the Google algorithm change, which led to both lower admissions and lower census when compared to the prior year period. ADC was further impacted by our planned conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center that occurred during the nine months ended September 30, 2017.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue, on a comparable accounting basis, increased $10.6 million, or 58.3%, to $28.8 million for the nine months ended September 30, 2018, from $18.2 million for the nine months ended September 30, 2017. Outpatient facility and sober living revenue, on an as reported basis, increased $8.7 million, or 43.6%, to $28.8 million for the nine months ended September 30, 2018, from $20.0 million for the nine months ended September 30, 2017.

Outpatient visits increased 157.3% to 129,958 for the nine months ended September 30, 2018 from 50,504 for the nine months ended September 30, 2017. The increase in outpatient visits was primarily due to the AdCare Acquisition as well as a 57.1% increase to our average daily sober living census to 278 for the nine months ended September 30, 2018 from 177 for the nine months ended September 30, 2017. The increase in average daily sober living census was related to the expansion of sober living services and the conversion of inpatient beds to sober living beds at Recovery First West Palm and San Diego Addiction Treatment Center during the three months ended September, 30 2017.

ARV decreased 44.2% to $221 for the nine months ended September 30, 2018 compared with $397 for the nine months ended September 30, 2017. The decrease in ARV is primarily related to additional in-network outpatient visits related to the AdCare Acquisition.

Client Related Diagnostic Services

On a comparable accounting basis, client related diagnostic services revenue for the nine months ended September 30, 2018 decreased 26.2% to $14.8 million compared with $20.1 million for the nine months ended September 30, 2017. The decrease in client related diagnostic services is a result of previously anticipated lower reimbursement rates combined with a shift in the mix of client related diagnostic services from higher reimbursed tests to lower reimbursed tests. The decrease was partially offset by a reduction in our reserves based on the aging of receivables. Due to improvements in collections, which have reduced the number of days sales outstanding, our reserves based on the aging of receivables have declined.

On an as reported basis, client related diagnostic services revenue for the nine months ended September 30, 2018 decreased 49.4% to $14.8 million compared with $29.3 million for the nine months ended September 30, 2017. Client related diagnostic services revenue as a percentage of total client related revenues was 6.4% for the nine months ended September 30, 2018 compared to 13.1% for the nine months ended September 30, 2017.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platform to serve people seeking treatment. Non-client related revenue increased $2.4 million, or 35.6%, to $9.0 million for the nine months ended September 30, 2018 from $6.6 million for the nine months ended September 30, 2017. The increase in non-client related revenue was primarily related to addiction care treatment services for individuals in the criminal justice system earned by AdCare.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $23.8 million, or 22.0%, to $131.8 million for the nine months ended September 30, 2018, from $108.0 million for the nine months ended September 30, 2017.

On a comparable accounting basis, salaries, wages and benefits were 54.3% of total revenues for the nine months ended September 30, 2018, compared to 52.5% of total revenues for the nine months ended September 30, 2017. As reported for the nine months ended September 30, 2018 and 2017, salaries, wages and benefits were 54.3% and 46.6% of total revenues, respectively.

The increase in salaries, wages and benefits as a percentage of total revenues, on a comparable accounting was primarily attributable to the AdCare Acquisition. Salaries, wages and benefits represents a greater percentage of total revenues for AdCare than our other facilities due in part to the higher average acuity mix of clients served at AdCare.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Client Related Services

Client related services expense increased $5.1 million, or 26.1%, to $24.7 million for the nine months ended September 30, 2018, from $19.6 million for the nine months ended September 30, 2017 primarily as a result of the AdCare Acquisition and increased medical provider costs, including costs related to physician services.

On a comparable accounting basis, client related services expense was 10.2% of total revenues for the nine months ended September 30, 2018, compared to 9.5% of total revenues for the nine months ended September 30, 2017. As reported for the nine months ended September 30, 2018 and 2017, client related services expense was 10.2% and 8.5% of total revenues, respectively.

Provision for Doubtful Accounts

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of our adjustments related to bad debt will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses. The only activity that will be recorded in operating expenses from 2018 forward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. We recorded $0.4 million of expense related to one such digital outreach platform customer during the nine months ended September 30, 2018. On a comparable basis, there was no expense related to customer bankruptcies during the nine months ended September 30, 2017.

On an as reported basis, due to the change in presentation related to the adoption of Topic 606, the provision for doubtful accounts decreased $25.4 million, or 98.6%, to $0.4 million for the nine months ended September 30, 2018 from $25.8 million for the nine months ended September 30, 2017.

Advertising and Marketing

Advertising and marketing expense decreased $1.9 million, or 18.7%, to $8.2 million for the nine months ended September 30, 2018, from $10.1 million for the nine months ended September 30, 2017.

On a comparable accounting basis, advertising and marketing expense was 3.4% of total revenues for the nine months ended September 30, 2018, compared to 4.9% of total revenues for the nine months ended September 30, 2017. As reported for the nine months ended September 30, 2018 and 2017, advertising and marketing expense was 3.4% and 4.4% of total revenues, respectively.

The decrease in advertising and marketing expense was primarily driven by reducing television advertising and focusing on more efficient and cost-effective advertising platforms, including digital outreach platforms. As a result of the Google algorithm change, we expect an increase in advertising and marketing expenses in the near term as we increase our sales and marketing efforts.

Professional Fees

Professional fees increased $5.0 million, or 53.4%, to $14.3 million for the nine months ended September 30, 2018, from $9.3 million for the nine months ended September 30, 2017.

On a comparable accounting basis, professional fees were 5.9% of total revenues for the nine months ended September 30, 2018, compared to 4.5% of total revenues for the nine months ended September 30, 2017. As reported for the nine months ended September 30, 2018 and 2017, professional fees were 5.9% and 4.0% of total revenues, respectively.

The increase in professional fees was primarily related to $6.9 million of legal costs related to certain litigation, government relations and regulatory matters.

Other Operating Expenses

Other operating expenses increased $10.3 million, or 40.8%, to $35.6 million for the nine months ended September 30, 2018, from $25.3 million for the nine months ended September 30, 2017.

On a comparable accounting basis, other operating expenses were 14.7% of total revenues for the nine months ended September 30, 2018, compared to 12.3% of total revenues for the nine months ended September 30, 2017. As reported for the nine months ended September 30, 2018 and 2017, other operating expenses were 14.7% and 10.9% of total revenues, respectively.

The increase in other operating expenses was primarily the result of additional other operating expenses as a result of the AdCare Acquisition, as well as additional recruiting costs for facility and corporate leadership positions.

Rentals and Leases

Rentals and leases expense increased $1.6 million, or 27.4%, to $7.4 million for the nine months ended September 30, 2018, from $5.8 million for the nine months ended September 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation Settlement

Litigation settlement expense was $3.1 million for the nine months ended September 30, 2018. We had no litigation settlement expense for the nine months ended September 30, 2017.

For further discussion of significant legal matters, see Note 15 (Commitments and Contingencies) to our consolidated financial statements included in this quarterly report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expense increased $1.2 million, or 7.6%, to $16.9 million for the nine months ended September 30, 2018, from $15.7 million for the nine months ended September 30, 2017. The increase in depreciation and amortization expense is partially attributable to additional expense related to AdCare in addition to increased depreciation costs related to information technology assets.

Acquisition-Related Expenses

Acquisition-related expenses increased $0.8 million, or 129.1%, to $1.4 million for the nine months ended September 30, 2018, from $0.6 million for the nine months ended September 30, 2017. The increase primarily relates to the change in fair value associated with the contingent consideration portion of the AdCare Acquisition.

Interest Expense

Interest expense increased $12.3 million, or 110.8%, to $23.3 million for the nine months ended September 30, 2018, compared to $11.1 million for the nine months ended September 30, 2017. The increase in interest expense was primarily the result of increased borrowings related to the AdCare acquisition and the $25.0 million settlement of the Tennessee claim.

Outstanding debt at September 30, 2018 was approximately $305.5 million, compared to $202.6 million at September 30, 2017. Our weighted average interest rate on outstanding debt at September 30, 2018 was 8.9% compared to 8.0% at September 30, 2017.

Refer to Note 10 (Debt) for additional information regarding the 2017 Credit Facility and the payoff of the 2015 Credit Facility and Deerfield Facility. Refer to Note 15 for additional information regarding settlement of the Tennessee claim.

Income Tax Benefit

For the nine months ended September 30, 2018, income tax benefit was $4.9 million, reflecting an effective tax rate of 19.5%, compared to income tax benefit of $0.5, reflecting an effective tax rate of 8.6%, for the nine months ended September 30, 2017. The increase in income tax benefit and the change in the effective tax rate is primarily related to the change in loss before income tax benefit as well as the tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

Net Loss Attributable to Noncontrolling Interest

For the nine months ended September 30, 2018, net loss attributable to noncontrolling interest was $5.5 million compared to $3.1 million for the nine months ended September 30, 2017. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under the 2017 Credit Facility, anticipated access to debt and capital markets and anticipated proceeds from sale-leaseback transactions.  We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a decrease in our net cash generated from operations due to a decrease in payments from commercial insurance companies or our ability to access debt and capital markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements, credit ratings and general market conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We anticipate that our current level of cash on hand, internally generated cash flows and borrowings under the 2017 Credit Facility in combination with any access to debt and capital markets and/or anticipated proceeds from sale-leaseback transactions will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and capital expenditures for at least the next twelve months.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
(Used in) provided by operating activities	$(19,758)	$14,030	$(33,788)
Used in investing activities	(81,285)	(27,186)	(54,099)
Provided by financing activities	92,484	25,604	66,880
Net change in cash and cash equivalents	(8,559)	12,448	(21,007)
Cash and cash equivalents at end of period	$5,259	$16,412	$(11,153)

Operating Activities

Cash used in operating activities was $19.8 million for the nine months ended September 30, 2018, compared to cash provided by operating activities of $14.0 million for the nine months ended September 30, 2017. Included in the cash used in operating activities for the nine months ended September 30, 2018 was $25.0 million paid related to the Tennessee claim and $1.0 million paid related to the Nevada claim.

Total cash collections for the nine months ended September 30, 2018 increased 20.4% from the nine months ended September 30, 2017.

Refer to Note 15 for additional information regarding settlement of the Tennessee claim and the Nevada claim.

Investing Activities

Cash used in investing activities was $81.3 million for the nine months ended September 30, 2018, compared to $27.2 million for the nine months ended September 30, 2017. Cash used in investing activities for the nine months ended September 30, 2018, was primarily due to the AdCare Acquisition and $15.5 million used for the purchase of property, plant and equipment.

Financing Activities

Cash provided by financing activities was $92.5 million for the nine months ended September 30, 2018, compared to $25.6 million for the nine months ended September 30, 2017. Cash provided by financing activities for the nine months ended September 30, 2018, was primarily related to the net proceeds from the $65.0 million incremental term loan in conjunction with the AdCare Acquisition and a $37.0 million draw on our 2017 Revolver, of which $25.0 million related to the settlement of the Tennessee claim as partially offset by scheduled term loan repayments. Refer to Note 10 (Debt) for further information regarding the 2017 Credit Facility.

Refer to Note 15 for additional information regarding settlement of the Tennessee claim and the Nevada claim.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 10 (Debt) to the accompanying condensed consolidated financial statements.

2017 Credit Facility

On June 30, 2017, we entered into the 2017 Credit Facility with Credit Suisse AG, as administrative agent for the lenders party thereto. The 2017 Credit Facility initially made available to us the 2017 Term Loan in the aggregate principal amount of $210.0 million and the $40.0 million 2017 Revolver. The 2017 Credit Facility also provides for standby letters of credit in an aggregate undrawn amount not to exceed $7.0 million. We incurred approximately $12.9 million in deferred financing costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolving Facility.

We used the proceeds of the 2017 Term Loan to (i) prepay all existing indebtedness outstanding under the 2015 Credit Agreement and the Deerfield Facility (as further described below), (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. The proceeds of the 2017 Revolver drawn at closing were used (i) to pay the Deerfield Consent Fee (as defined below) in full, (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. Proceeds from any additional borrowings under the 2017 Revolver will be used solely for general corporate purposes.

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

On March 1, 2018, in conjunction with the AdCare Acquisition, we closed on a $65.0 million incremental term loan under the 2017 Credit Facility. In connection with the incremental term loan, we incurred $2.6 million in deferred financing costs related to underwriting and other professional fees. As of September 30, 2018, $304.2 million was outstanding under the 2017 Credit Facility, including $37.0 million related to the 2017 Revolver and $267.2 million related to the 2017 Term Loan.

As of September 30, 2018, our borrowing availability under the 2017 Revolver was $18.0 million, less $2.5 million of outstanding letters of credit.

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

Capital Lease Obligations

We have capital leases with third-party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 5.8% and have maturity dates through April 2020. Total obligations under capital leases at September 30, 2018 were $0.7 million, of which $0.5 million was included in the current portion of long-term debt.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $2.8 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $7.4 million and $5.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2018 consisted of $304.2 million of variable rate debt with interest based on LIBOR, plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.0 million on an annual basis based upon our borrowing level at September 30, 2018.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are updating the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017,as updated by our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018. The risk factor below replaces the risk factor in our Form 10-K for the fiscal year ended December 31, 2017 entitled, “We rely on our multi-faceted sales and marketing program to help those seeking addiction treatment receive care at our facilities and in our treatment programs. Any disruption in our national sales and marketing program, including increased governmental regulations or rules and restrictions imposed by private advertising forums, could have a material adverse effect on our business, financial condition and results of operations.”

We rely on our multi-faceted sales and marketing program to continuously attract and enroll clients in our network of facilities. Our sales and marketing program includes the use of digital media, including our recovery resource websites that provide information about addiction treatment and connect website visitors with our helpline. Any disruption in our national sales and marketing program, including our digital marketing resources, could have a material adverse effect on our business, financial condition and results of operations.

We believe our national sales and marketing program provides us with a competitive advantage compared to treatment facilities that primarily target local geographic areas, use fewer marketing channels to attract clients and have fewer treatment options than we can provide. If any disruption occurs in our national sales and marketing program for any reason, or if we are unable to effectively attract and enroll new clients to our network of facilities, our ability to maintain census could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

Internet search engines play an increasingly important role in addiction treatment marketing. Google and other search engines use complex algorithms to rank websites. The algorithms take into account many factors, including the domain name itself, website content and user-friendly factors such as the speed at which the website pages may be clicked through and viewed. We cannot predict or control changes in algorithms and website rankings, which may result in lower rankings for our websites. Additionally, Google and other online platforms have instituted review processes required to advertise on their websites. Some of these processes are time-consuming, complex and continuously evolving. We cannot predict how these private processes, rules and restrictions will evolve or be applied to individual advertising applicants. Unexpected changes in these areas may result in a decrease in calls to our admissions center, a decrease in interactions with potential clients and a lowering of our census, which could have and material adverse effects on our business, financial condition and results of operations.

In addition, our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working and referral relationships with hospitals, other treatment facilities and clinicians, employers, alumni, employee assistance programs and other referral sources. We have no binding commitments with any of these referral sources. We may not be able to maintain our existing referral relationships or develop and maintain new relationships in existing or new markets. Negative changes to our existing referral relationships may cause the number of people to whom we provide care to decrease, which could have and material adverse effects on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to common stock purchased by the Company for the three months ended September 30, 2018:

	Total number of shares purchased(1)	Aggregate price paid per share
July 1, 2018 through July 31, 2018	—	—
August 1, 2018 through August 31, 2018	—	—
September 1, 2018 through September 30, 2018	3,518	$7.63
(1)	Includes shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.

The Company did not purchase any shares as part of a publicly announced plan or program during the three months ended September 30, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Exhibit Description
10.1

Employment Offer Letter, dated August 30, 2018, by and between AAC Holdings, Inc. and Stephen Ebbett. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on September 5, 2019 and incorporated herein by reference).

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

Date: November 6, 2018