Form 10-K
period 2018-12-31
AAC Holdings, Inc.
filed 2019-04-15
CIK 1606180

ce r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36643

AAC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2496142
(State or other jurisdiction of incorporation or organization) 200 Powell Place Brentwood, Tennessee (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 37027 (Zip Code)

(615) 732-1231

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of $9.37 on that date), was approximately $69,400,000.

As of March 22, 2019, there were 24,680,710 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

AAC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

Explanatory Note

Overview and Background of Restatement

On March 29, 2019, the Company, the Audit Committee of the Company’s Board of Directors and executive management, in consultation with the Company’s independent registered public accounting firm, BDO USA, LLP (“BDO”), determined that adjustments to certain of its previously issued annual and interim financial statements were necessary and that those annual and interim financial statements could no longer be relied upon. The adjustments relate to estimates of accounts receivable, provision for doubtful accounts and revenue for the relevant periods described below, as well as the related income tax effects. Certain other immaterial reclassifications to the presentation of the financial statements are also reflected in the adjustments.

Subsequent to the year ended December 31, 2018 and as part of the preparation of the Company’s year-end financial statements, using recently developed financial database analytical tools, the Company became aware of historical cash collection trends by customer that existed at the time of the issuance of the historical financial statements. As a result of this review and after consultation and deliberation with regard to the appropriate accounting treatment, including discussion as to the size of the adjustments, the Company concluded that this oversight by the Company of the historical collection trends by customer led to the adjustments being considered corrections of an error under accounting principles generally accepted in the United States of America.

The adjustments resulted in an estimated increase to net income of approximately $7.7 million for the year ended December 31, 2017. The adjustments also resulted in an estimated decrease of net income of approximately $20.6 million for the year ended December 31, 2016. Periods prior to 2016 were also impacted as a result of the adjustments, resulting in an estimated cumulative effect adjustment of approximately $23.8 million, recorded as a reduction to stockholders’ equity on the balance sheet as of January 1, 2016. The adjustments did not affect the previously reported cash flows from operating activities.

The Company’s previously issued annual financial statements audited by BDO and included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 and the unaudited financial statements reviewed by BDO and included in the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2018 and 2017, June 30, 2018 and 2017, and March 31, 2018 and 2017, are being restated in this Annual Report on Form 10-K to properly reflect these corrections.

The adjustments do not relate to the change in estimate that the Company made during the three months ended September 30, 2018 and effective as of July 1, 2018, regarding our estimate of the collectability of accounts receivable, specifically relating to accounts where the Company has received a partial payment from a commercial insurance company, and we are continuing to pursue additional collections for the balance that we estimate remains outstanding or “partial payment accounts receivable”.

Effects of Restatement

The following table sets forth the effects of the restatement on the affected line items within our previously reported Consolidated Statements of Operations. The adjustments necessary to correct the errors have no effect on cash flow from operation activities as originally reported in our consolidated statements of cash flows for the year ended December 31, 2017 and 2016.

		Year Ended, December 31,
(in thousands, except share data)		2017	2016	2015
Provision for doubtful accounts	As Previously Reported	$36,914	$21,485	$18,113
	Adjustments	$(10,982)	$17,064	$24,268
	Restated	$25,932	$38,549	$42,381

Income (loss) from operations	As Previously Reported	$(7,743)	$(636)	$14,228
	Adjustments	$10,982	$(17,064)	$(24,268)
	Restated	$3,239	$(17,700)	$(10,040)

Net (loss) income	As Previously Reported	$(25,087)	$(5,741)	$8,341
	Adjustments	$7,706	$(20,629)	$(23,787)
	Restated	$(17,381)	$(26,370)	$(15,446)

Basic (loss) earnings per common share	As Previously Reported	$(0.88)	$(0.03)	$0.49
	Adjustments	$0.33	$(0.90)	$(1.11)
	Restated	$(0.55)	$(0.93)	$(0.62)

Diluted (loss) earnings per common share	As Previously Reported	$(0.88)	$(0.03)	$0.48
	Adjustments	$0.33	$(0.90)	$(1.10)
	Restated	$(0.55)	$(0.93)	$(0.62)

The adjustments made as a result of the restatement are more fully discussed in Note 2A, Restatement of Previously Issued Financial Statements, and in Note 17, Unaudited Quarterly Information (Restated) of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see “Part II—Item 6. Selected Financial Data” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been, and will not be, amended. Accordingly, the Company’s previously issued consolidated financial statements included in those reports, the related reports of the Company’s independent registered public accounting firm, BDO, and the related financial information should not be relied upon.   See Note 17, Unaudited Quarterly Information (Restated), of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the impact of these adjustments on each of the quarterly periods in 2017 and for the first three quarters of 2018. Quarterly reports for 2019 will include restated results for the corresponding interim periods of 2018. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts restated.

PART I

Unless we indicate otherwise, or the context requires, “we,” “our,” “us” and the “Company” refer to AAC Holdings, Inc., together with our subsidiaries. The term “AAC” refers to our wholly owned subsidiary, American Addiction Centers, Inc.

Item 1. Business

Company Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform clinical diagnostic laboratory services and provide physician services to our clients. As of December 31, 2018, we operated 11 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,080 inpatient beds, including 700 licensed detoxification beds, 24 standalone outpatient centers and 4 sober living facilities across 471 beds for a total of 1,551 combined inpatient and sober living beds.

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

Business Strategy

We have developed our company and the American Addictions Centers national brand through substantial investment in our clinical expertise, our facilities, our professional staff and our national sales and marketing program. We seek to extend our position as a leading provider of treatment for drug and alcohol addiction by executing the following growth strategies:

•

Clinical excellence and outcomes-driven treatment. We seek to set the national standard for quality and outcomes in addiction treatment. AAC is committed to ongoing measurement and transparency regarding patient outcomes, as evidenced by the publication in 2018 of a three-year outcomes study, which is available on our website. Information from this study or our website is not incorporated by reference into this report. In addition to measurement of patient outcomes and satisfaction with treatment, we are continually working to advance utilization of modern, evidence-based interventions that address addiction as a chronic brain disease, as supported by the science. We believe AAC is now well-positioned to be a national quality leader in addiction treatment.

•

Improve census at existing facilities. We seek to connect with potential patients through a multi-faceted program that involves education about the disease of addiction and the development of relationships with healthcare professionals throughout the United States, digital marketing of various forms, as well as such traditional channels as television, radio and print advertising. Through this multi-faceted approach, we generate significant inbound call volume to our admissions center. Our admissions center takes consultative, empathetic approach that we believe allows our personnel to effectively identify and enroll clients who may benefit from our treatment service offerings.

•

Target complementary growth opportunities. There are additional growth opportunities that we are selectively pursuing that are complementary to our current business. These include, without limitation, providing laboratory services to other substance abuse treatment providers and expanding other ancillary services. For example, our high complexity, mass spectrometry laboratories are capable of providing full service clinical diagnostic testing (including toxicology, hematology, chemistry, infectious disease, hormones and genetics) in multiple states.

•

Selectively expand outpatient operations. We selectively pursue opportunities to add outpatient centers to complement our broader network of inpatient treatment facilities. We believe expanding our reach by developing or acquiring premium outpatient facilities of a quality consistent with our inpatient services will further enhance our brand and our ability to provide a more comprehensive suite of services across the spectrum of care. Outpatient centers are expected to be an increasingly important source of referrals for our inpatient programs as we believe a portion of clients receiving outpatient treatment will ultimately need a higher level of care. Moreover, we believe this will position us to better serve those clients whose payors require outpatient treatment as a prerequisite to any inpatient treatment. We also make available sober living accommodations to clients completing treatment at lower levels of care. These sober living arrangements enable us to utilize existing beds for clients requiring higher levels of care while still providing an interim environment for clients transitioning from inpatient treatment centers to lower levels of care and eventually back to their former living arrangements.

•

Pursue de novo development of facilities. De novo development plays an important role in the growth of our facility base. Our de novo facility development consists of either building a new facility from the ground up or acquiring an existing facility with an alternative use and repurposing it as a substance abuse treatment facility. We have developed multiple full-service inpatient treatment facilities: Greenhouse, a former luxury spa in Dallas, Texas; Desert Hope, a former assisted living facility in Las Vegas, Nevada; River Oaks, a former adolescent behavioral facility in Riverview (Tampa area), Florida; and Laguna Treatment Hospital, a chemical dependency recovery hospital in Aliso Viejo, California, which is the first such hospital designation for one of our treatment facilities. We believe the success of these facilities provides us with the experience to develop additional premium facilities across the United States with comparable scale, capabilities and quality.

•

Opportunistically diversify our portfolio of treatment facilities. We selectively seek opportunities to expand and diversify our geographic presence, service offerings and the portion of the population that can access our services based on their individual healthcare coverage through acquisitions. All acquisitions of treatment providers we have completed since the completion of our IPO have involved the acquisition of in-network providers. As we continue to expand, we plan to establish greater payor mix diversification between out-of-network, in-network, government (e.g., Medicare and Medicaid) and private pay clients. IBISWorld, an industry research organization, estimates that there were approximately 12,000 mental health and substance abuse treatment companies in operation in 2018, most of which are small, regional operations. We believe this high level of fragmentation presents us with the opportunity to acquire facilities or small providers and upgrade their treatment programs and facilities to improve client care and as a result improve our operating metrics. We believe that our brand recognition, marketing platform and referral network will enable us to improve census at acquired facilities.

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

We also provide Medicated-Assisted Treatment (“MAT”), which is the use of FDA-approved medications, in combination with counseling and behavioral therapies, to provide a “whole-patient” approach to the treatment of substance use disorders. We believe that it is particularly effective for treating certain conditions such as opioid use disorder, alcohol use disorder and tobacco use disorder. The use of MAT has been shown to significantly reduce overdoses from opioids and to improve long-term abstinence. MAT is an important and integral treatment modality that we deploy when appropriate based upon individual patient need.

Considering the high level of co-occurring substance abuse, mental health and medical conditions, we offer clients a spectrum of psychiatric, medical and wellness-focused services based upon individual needs as assessed through comprehensive evaluations at admission and throughout participation in the program. To maximize the likelihood of long-term recovery, all program levels provide clients access to the following services: assessment of individual substance abuse, mental health, medical history and physical condition promptly upon admission; psychiatric evaluations; psychological evaluations and services based on client needs; follow-up appointments with physicians and psychiatrists; medication monitoring; educational classes regarding health risks, nutrition, smoking cessation, HIV awareness, life skills, healthy nutritional programs and dietary plans; access to fitness facilities; interactive wellness activities such as swimming, basketball and yoga and structured daily schedules designed for restorative sleep patterns.

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

We place a strong emphasis on tracking client satisfaction scores in order to measure our client and staff interaction and overall outcome and reputation. In addition to client satisfaction surveys that we receive after a client’s discharge, we also solicit feedback during a client’s stay at our inpatient facilities. This allows us to further tailor an individual’s treatment plan to emphasize the programs that have been more impactful to a particular client.

We believe in tracking clinical outcomes. We partnered with Centerstone Research Institute to conduct independent three-year longitudinal outcome studies on the effectiveness of our clinical approach and released the results in 2018. This study is available on our website. We intend to continue to measure outcomes going forward in order to drive continual improvement in our programs.

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

Ancillary Services. In addition to our inpatient and outpatient treatment services, we provide medical monitoring for adherence to addiction treatment as well as clinical diagnostic laboratory services. We also provide physician services to our clients through our contracted professional physician groups. We believe toxicological monitoring of clients is an important component of substance abuse treatment. Clients are evaluated for illicit substances upon admission and thereafter on a random basis and as otherwise determined to be medically necessary by the treating physician. We conduct laboratory testing for our facilities using quantitative liquid chromatography time-of-flight mass spectrometry technology at our laboratory located in Brentwood, Tennessee.

Sober Living Facilities. We provide sober living arrangements that serve as an interim environment for clients transitioning from inpatient treatment centers to lower levels of care and eventually back to their former living arrangements. Sober living facilities enable us to utilize existing beds for clients requiring higher levels of care, while still providing housing for clients completing outpatient treatment programs. We provide sober living arrangements to clients through our owned and leased properties in Texas, Nevada, Mississippi, and Florida. We plan to continue using sober living facilities as a complement to our outpatient services.

Facilities

The following table presents information about our network of substance abuse treatment facilities, including current facilities and facilities under development as of December 31, 2018 and as of March 31, 2019:

		December 31, 2018	March 31, 2019
Facility Name	State	Beds(1)	Beds(1)	Property
Residential(2)
Laguna Treatment Hospital	CA	93	93	Owned
River Oaks	FL	162	162	Owned
Recovery First	FL	56	56	Owned/Leased
Townsend New Orleans(3)	LA	36	—	Leased
AdCare Hospital	MA	114	114	Owned
Oxford Treatment Center	MS	124	124	Owned
Sunrise House	NJ	110	110	Owned
Desert Hope	NV	148	148	Owned
Solutions Treatment Center(4)	NV	48	—	Leased
AdCare Rhode Island	RI	59	59	Owned
Greenhouse	TX	130	130	Owned
Total Residential Beds		1,080	996

Sober Living
San Diego Sober Living(5)	CA	—	—	Leased
Recovery First - Ft. Lauderdale East	FL	83	83	Leased
Resolutions Oxford	MS	72	72	Owned/Leased
Resolutions Las Vegas	NV	159	159	Leased
Resolutions Arlington	TX	157	157	Leased
Total Sober Living Beds		471	471
Total Beds		1,551	1,467

	State	Locations	Location	Property
Outpatient
Recovery First Outpatient	FL	1	1	Leased
Oxford Outpatient Center(6)	MS	2	1	Owned/Leased
Townsend Outpatient Centers(3)	LA	7	—	Leased
AdCare Outpatient Centers	MA/RI	6	6	Owned/Leased
Sunrise House Outpatient	NJ	1	1	Owned
Desert Hope Outpatient Center	NV	1	1	Leased
Solutions Outpatient(4)	NV	1	—	Leased
AdCare Rhode Island	RI	4	4	Owned/Leased
Greenhouse Outpatient	TX	1	1	Leased
Total Outpatient Facilities		24	15
(1)

Bed capacity reflected in the table represents the maximum available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	Inpatient facilities generally have the ability to provide detox, residential, partial hospitalization and intensive outpatient services.
(3)

On January 28, 2019, the Company completed the sale of its Townsend operations. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.

(4)

During January 2019, the Company consolidated its Solutions Treatment Center operations with its Desert Hope operations. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.

(5)

On November 30, 2018, the Company consolidated its San Diego sober living operations with its Laguna Treatment Hospital location. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.

(6)	In December 2018, the Company closed its Tupelo, Mississippi outpatient location. In January 2019, the Company closed its Olive Branch, Mississippi outpatient location.

Sales and Marketing

We use a multi-faceted approach to reach potential clients suffering from the disease of addiction and co-occurring psychiatric disorders.

This multi-pronged approach includes:

•

National Marketing Force. We deploy and manage a group of approximately 100 representatives nationwide that focuses primarily on developing relationships with hospitals, other treatment facilities, psychiatrists, therapists, social workers, employers, unions, alumni and employee assistance programs. Our sales representatives educate these various constituents about the disease of addiction and the variety of treatment services that we provide. In addition, our varied facilities located across the United States allow us to reach a broad audience of potential clients and their families and build a nationally recognized brand.

•

Multi-Media Marketing. Advertising through various media represents another important opportunity to obtain new clients as well as to develop our national brand. We operate a broad portfolio of internet assets that service millions of website visits each month. Through comprehensive online directories of treatment providers, treatment provider reviews, user content that discusses the disease of addiction, treatment and recovery, as well as discussion forums and professional communities, our addiction-related websites serve families and individuals who are struggling with addiction and seeking treatment options. Additionally, we continue to pursue advertising opportunities in television commercials, radio spots, newspaper articles, medical journals and other print media that promote our facilities and have the intent to build our integrated, national brand.

•

Recommendations by Alumni. We often receive new clients who were directly referred to our facilities by our satisfied and supportive alumni, as well as their friends and families. As our national brand continues to grow and our business continues to increase, we believe our alumni will become an increasingly important source of business for us.

Admissions Center Operations

We maintain a 24 hours per day, seven days per week admissions center. Our centralized admissions center is situated at our corporate headquarters in Brentwood, Tennessee, and focuses on enrolling clients. As part of its role, the admissions center team conducts benefits verification, handles initial communication with insurance companies, completes client intake screenings, consults with our clinicians where necessary regarding a potential patient’s specific medical or psychological condition, begins the pre-certification process for treatment authorization, helps each client choose a proper treatment facility for his or her clinical and financial needs and assists clients with arrangements and logistics.

Professional Groups

We are affiliated with groups of physicians and mid-level service providers that provide certain professional services to our clients through professional services agreements with certain of our treatment facilities (the “Professional Groups”). Under the professional services agreements, the Professional Groups also provide a physician to serve as medical director for the applicable facility. The Professional Groups either bill the payor for their services directly or are compensated by the treatment facility based on fair market value hourly rates. Each of the professional services agreements has a term of five years and will automatically renew for additional one-year periods. For additional information related to the Professional Groups, see Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Competition

We believe we are one of the leading for-profit companies focused on substance abuse treatment in the United States. According to IBISWorld, the large majority of all substance abuse treatment clinics in the United States have a single location, and approximately 60% of all substance abuse treatment clinics have fewer than 20 employees. Many of the largest for-profit addiction treatment providers operate in the broader behavioral healthcare sector without focusing primarily on substance abuse. We believe our size and core focus on substance abuse treatment provide us with an advantage over competitors in terms of building our brand and marketing our platform to potential clients.

The market for mental health and substance abuse treatment facilities is highly fragmented with approximately 12,000 different companies providing services to the adult and adolescent population, of which only 30% are operated by for-profit organizations. Our inpatient treatment facilities compete with several national competitors and many regional and local competitors. Some of our competitors are government entities that are supported by tax revenue, and others are non-profit entities that are primarily supported by endowments and charitable contributions. We do not receive financial support from these sources. Some larger companies in our industry compete with us on a national scale and offer substance use treatment services among other behavioral healthcare services. To a lesser extent, we also compete with other providers of substance use treatment services, including other inpatient behavioral healthcare facilities and general acute care hospitals.

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

The laws and regulations that affect substance abuse treatment providers are complex and change frequently. We must regularly review our organization and operations and make changes as necessary to comply with changes in the law or new interpretations of laws or regulations. In recent years, significant public attention has focused on the healthcare industry, including attention to the conduct of industry participants and the cost of healthcare services. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts relating to the healthcare industry. The ongoing investigations relate to, among other things, referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other healthcare providers. Recently, federal and state governmental officials have focused on fraud and abuse in the addiction treatment industry. In particular, new laws and regulations have been passed in recent years that are intended to prohibit the payment of kickbacks, bribes and other inducements in exchange for referrals of patients to treatment providers, including residential treatment centers and outpatient programs. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity, including among substance abuse treatment providers.

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

Licensure, Accreditation and Certification

All of our substance abuse treatment facilities are licensed under applicable state laws where licensure is required. Licensing requirements vary significantly depending upon the state in which a facility is located and the types of services provided. The types of licensed services that our facilities provide include medical detox, inpatient, partial hospitalization, intensive outpatient, outpatient treatment, ambulatory detox and community housing. In addition, our employed case managers, therapists, nurses, medical providers and technicians may be subject to individual state license requirements.

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

Our Brentwood, Tennessee, clinical laboratory facility performs high complexity testing. Our laboratory holds a CLIA certificate of accreditation, certifying it for complex testing, and is therefore required to meet more stringent requirements than laboratories performing less complex testing. We are regularly subject to survey and inspection to assess compliance with program standards. Our laboratory is also accredited by the College of American Pathologists (“CAP”), who conducts our proficiency testing program.

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

We believe that all of our facilities and programs are in substantial compliance with current applicable state and local licensure, certification and accreditation requirements. Periodically, state and local regulatory agencies, as well as accreditation entities, conduct surveys of our facilities, and may find that a facility is not in full compliance with all of the accreditation standards. Upon receipt of any such finding, the facility will submit a plan of correction and remedy any cited deficiencies.

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

Fraud, Abuse and Self-Referral Laws

Most of our treatment facilities are not enrolled in Medicare or Medicaid and do not bill or accept payments from those governmental programs. Therefore, the majority of our operations are generally not impacted by the anti-kickback provisions of the Social Security Act, commonly known as the Anti-Kickback Statute, or the federal prohibition on physician self-referrals, commonly referred to as the Stark Law. However, our AdCare operations in Massachusetts and Rhode Island participate in the Medicare and Medicaid programs and during 2018 our clinical laboratory became eligible to provide services to Medicare beneficiaries. We expect that over the longer term, an increasing number of our patients will be members of governmental health insurance programs and therefore, these rules and restrictions will increasingly affect our operations.

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

In addition to the Anti-Kickback Statute, the United States has recently enacted an addiction treatment-specific law known as the Eliminating Kickbacks in Recovery Act (“EKRA”).  The EKRA created a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both.  Unlike the Anti-Kickback Statutes, EKRA is not limited to services reimbursable under a government healthcare program. While EKRA contains certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors.  As such, certain practices that would not have violated the Anti-Kickback Statute may violate EKRA.

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

One of the most prominent of these laws is the federal False Claims Act (“FCA”) which may be enforced by the federal government directly or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between

$22,363 and $11,181 for each separate false claim. These and certain other civil monetary penalties will increase annually based on updates to the consumer price index.

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

After considering 2018 updates to penalty amounts, violations of the HIPAA privacy and security regulations may result in civil penalties of up to $57,051 per violation for a maximum civil penalty of $1,711,533 in a calendar year for violations of the same requirement. These penalties will increase annually based on updates to the consumer price index. HIPAA also provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. HHS is required to impose penalties for violations resulting from willful neglect and to perform compliance audits.

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

The Affordable Care Act poses both opportunities and risks for us but, overall, the expansion of health insurance coverage under the law has been beneficial for the substance abuse treatment industry. However, the overall and continued impact of the Affordable Care Act is difficult to determine, as the presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and its interpretation. For example, in October 2017, the president signed an executive order directing agencies to relax limits on certain health plans, potentially allowing for fewer plans that adhere to specific Affordable Care Act coverage mandates. In 2018, a federal district court in Texas ruled that the Affordable Care Act, in its entirety, is invalid. That decision has been stayed pending appeal, and will likely remain unresolved until finally decided by the United States Supreme Court. Further, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate that was established by the Affordable Care Act.

Addiction Treatment Legislation

In October 2018, Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”). The SUPPORT Act contains a number of provisions aimed at identifying at-risk individuals, increasing access to opioid abuse treatment, reducing overprescribing, funding treatment related research, and promoting data sharing with the primary goal of reducing the use and abuse of opioids.  Most of the funding made available for treatment through the SUPPORT Act will be limited to patients covered by federal healthcare programs such as Medicaid.

The SUPPORT Act also contains an addiction treatment-specific law known as the Eliminating Kickbacks in Recovery Act (“EKRA”).  For more information on the EKRA, See “Item I. Business, Regulatory Matters ―Fraud, Abuse and Self-Referral Laws.”

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

State governments have in recent years increased regulation of addiction treatment providers.  A number of states, such as Florida, have passed laws prohibiting patient brokering, which broadly refers to the practice of paying or receiving kickbacks or other benefits in exchange for patient referrals.  A number of these statutes mirror federal healthcare anti-Kickback laws and, in some instances, the restrictions apply regardless of whether the payor source is a governmental or commercial entity. Further, state governments, including Tennessee’s, have passed statutes aimed at prohibiting deceptive online addiction treatment marketing practices, such as the operation of websites and affiliated admission centers without disclosure to the caller about existing financial arrangements to promote particular treatment centers. We expect that these kinds of regulations and restrictions to increase.

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

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. Like other providers of healthcare-related services, we could be subject to claims that our services have resulted in injury to our clients or had other adverse effects. In addition, resident, visitor and employee injuries could also subject us to the risk of litigation. While we believe that quality care is provided to our clients and that we substantially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our financial condition. See Item 1A. Risk Factors — “As a provider of treatment services, we are subject to governmental investigations and potential claims and legal actions by clients, employees and others, which may increase our costs and have a material adverse effect on our business, financial condition results of operations and reputation.”

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

Environmental, Health and Safety Matters

We are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical and pharmaceutical waste products generated at our facilities, the presence of other hazardous substances in the indoor environment and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety, including the safety of workers who may be exposed to blood-borne pathogens such as HIV, the hepatitis B virus and the hepatitis C virus. Our laboratory and some of our treatment facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our clients and in connection with performing laboratory tests. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws that establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations. Management believes that our operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations at our facilities, including our laboratory, have not been material. See Item 1A. Risk Factors — “We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.”

Employees

As of December 31, 2018, we employed approximately 1,900 people. Employees at the Sunrise House facility in New Jersey are part of a labor union. As a result of our Sunrise House facility entering into a three-year collective bargaining agreement with the union on June 14, 2017, a majority of our employees at Sunrise House are now represented by a collective bargaining agreement. None of our other employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Available Information

We file periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information we file electronically. Our website address is www.americanaddictioncenters.org. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K. Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement described in the aforementioned Explanatory Note have not been, and will not be, amended. Accordingly, investors should no longer rely upon the Company’s previously filed financial statements for these periods and any earnings releases or other communications that were filed or furnished relating to these periods.

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

We derive a significant portion of our revenue from four treatment facilities located in California, Florida, Nevada and Texas. It is likely that a small number of facilities will continue to contribute a significant portion of our total revenue in any given year for the foreseeable future. Additionally, we have a centralized corporate office that houses our accounting, billing and collections, information technology, and admissions center departments, centralized marketing offices and a high complexity laboratory that conducts quantitative drug testing and other laboratory services. If any event occurs that results in a complete or partial shutdown of any of these facilities, our centralized corporate office, our centralized marketing offices or laboratory, including, without limitation, any material changes in legislative, regulatory, economic, environmental or competitive conditions in these states or natural disasters such as hurricanes, earthquakes, tornadoes or floods or prolonged airline disruptions due to a natural disaster or for any reason, such event could lead to decreased revenue and/or higher operating costs, which could have a material adverse effect on our revenue, profitability and cash flows.

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

Internet search engines play an increasingly important role in addiction treatment marketing. Google and other search engines use complex algorithms to rank websites. The algorithms take into account many factors, including the domain name itself, website content and user-friendly factors such as the speed at which the website pages may be clicked through and viewed. We cannot predict or control changes in algorithms and website rankings, which may result in lower ranking search results for our websites. Additionally, Google and other online platforms have instituted review processes required to advertise on their websites. Some of these processes are time-consuming, complex and continuously evolving. We cannot predict how these private processes, rules and restrictions will evolve or be applied to individual advertising applicants. Unexpected changes in these areas may result in a decrease in calls to our admissions center, a decrease in interactions with potential clients and a lowering of our census, which could have and material adverse effects on our business, financial condition and results of operations.

In addition, our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working and referral relationships with hospitals, other treatment facilities and clinicians, employers, alumni, employee assistance programs and other referral sources. We have no binding commitments with any of these referral sources. We may not be able to maintain our existing referral relationships or develop and maintain new relationships in existing or new markets. Negative changes to our existing referral relationships may cause the number of people to whom we provide care to decrease, which could have material adverse effects on our business, financial condition and results of operations.

If reimbursement rates paid by third-party payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, or if third-party payors otherwise restrain our ability to obtain or provide services to clients, our business, financial condition and results of operation could be adversely affected. This risk is heightened because we are generally an “out-of-network” provider.

Managed care organizations and other third-party payors pay for the services that we provide to many of our clients. For 2018, approximately 90% of our revenue was reimbursable by third-party payors, including amounts paid by such payors to clients, with the remaining portion payable directly by our clients. If any of these third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, financial condition and results of operations may be materially adversely affected.

In addition to limits on the amounts payors will pay for the services we provide to their members, controls imposed by third-party payors designed to reduce admissions and the length of stay for clients, including preadmission authorizations and utilization review, have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a client by third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill clients. We believe that generally, health insurance companies have become more stringent and aggressive with respect to addiction treatment providers; taking measures that have put pressure on reimbursement rates, length of stay and timing of reimbursement. We expect that payor efforts to impose more stringent cost controls will continue. Although we are unable to predict the effect these controls and changes could have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of substance use treatment services covered by third-party commercial payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

Third-party payors often use plan structures, such as narrow networks or tiered networks, to encourage or require clients to use in-network providers. In-network providers typically provide services through third-party payors for a negotiated lower rate or other less favorable terms. Third-party payors generally attempt to limit use of out-of-network providers by requiring clients to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, third-party payors have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from clients to out-of-network providers (i.e., sending payments directly to clients instead of to out-of-network providers), capping out-of-network benefits payable to clients, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. The majority of third-party payors consider certain of our facilities to be “out-of-network” providers. If third-party payors continue to impose and to increase restrictions on out-of-network providers, our revenue could be threatened, forcing our facilities to participate with third-party payors and accept lower reimbursement rates compared to our historic reimbursement rates.

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

If reimbursement rates paid by federal or state healthcare programs are reduced or if government payors otherwise restrain our ability to obtain or provide services to clients, our business, financial condition and results of operation could be adversely affected.

Managed care organizations and other third-party payors, both government and commercial, pay for the services that we provide to many of our clients. Following the acquisition of AdCare, a portion of our revenues come from government healthcare programs, principally Medicare and Medicaid. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and to new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

In addition to limits on the amount payors will pay for the services we provide to their members, government and commercial payors attempt to control costs by imposing controls designed to reduce admissions and the length of stay for clients, including preadmission authorizations and utilization review. The ability of governmental payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers. Although we are unable to predict the effect these controls and changes could have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of substance use treatment services covered by government payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

If we overestimate the reimbursement amounts that payors will pay us for out-of-network services performed, it would increase our revenue adjustments, which could have a material adverse effect on our revenue, profitability and cash flows and lead to significant shifts in our results of operations from quarter to quarter that may make it difficult to project long-term performance.

For out-of-network services, we recognize revenue from payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. A significant or sustained decrease in our collection rates could have a material adverse effect on our operating results. There is no assurance that we will be able to maintain or improve historical collection rates in future reporting periods.

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

Certain payors may account for a significant portion of our revenue on an annual basis. These more significant payors can also change from year to year. If any of these or other third-party payors reduce their reimbursement rates for the services we provide or otherwise implement measures, such as specialized networks, that reduce the payments we receive, our revenue, profitability and cash flows could be materially adversely affected.

A deterioration in the collectability of the accounts receivable could have a material adverse effect on our business, financial condition and results of operations.

Collection of receivables from third-party payors and clients is critical to our operating performance. Our primary collection risks are (i) the risk of overestimating our net revenue at the time of billing, which may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) in certain states, the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client and (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner. Additionally, our ability to hire and retain experienced personnel affects our ability to bill and collect accounts in a timely manner. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the client accounts and adjust our allowances as warranted. Significant changes in business operations, payor mix or economic conditions, including changes resulting from legislation or other health reform efforts (including to repeal or significantly change the Affordable Care Act), could affect our collection of accounts receivable, cash flows and results of operations. In addition, increased client concentration in states that permit commercial insurance companies to pay out-of-network claims directly to the client instead of the provider, such as California and Nevada, could adversely affect our collection of receivables. Unexpected changes in reimbursement rates by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our information systems. Failure to effectively integrate, manage and keep our information systems secure could disrupt our operations and have a material adverse effect on our business.

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

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain or expand our systems properly or in a timely manner, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions and increases in administrative expenses.

In addition, we could be subject to cybersecurity risks such as a cyber-attack that bypasses our information technology security systems and other security incidents that result in security breaches, including the theft, loss, destruction or misappropriation of individually identifiable health information subject to HIPAA and other privacy and security laws, proprietary business information or other confidential or personal data. Such an incident could disrupt our information technology systems, impede clinical operations, cause us to incur significant investigation and remediation expenses, and subject us to litigation, government inquiries, penalties and reputational damages. Information security and the continued development, maintenance and enhancement of our safeguards to protect our systems, data, software and networks are a priority for us. As security threats continue to evolve, we may be required to expend significant additional resources to modify and enhance our safeguards and investigate and remediate any information security vulnerabilities. Cyber-attacks may also impede our ability to exercise sufficient disclosure controls. If we are subject to cyber-attacks or security breaches, our business, financial condition and results of operations could be adversely impacted.

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins and similar events. A failure to implement our disaster recovery plans or ultimately restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. Because of the confidential health information that we store and transmit, loss, theft or destruction of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, liability to clients and other losses.

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

Expected benefits may not materialize. When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from potential cost savings and revenue improvement opportunities is subject to significant business, economic and competitive uncertainties, many of which are beyond our control. Such uncertainties may include changes to regulations impacting the substance abuse treatment and behavioral healthcare industries, reductions in reimbursement rates from third-party payors, operating difficulties, difficulties obtaining required licenses and permits, client preferences, changes in competition and general economic or industry conditions. If we do not achieve our expected results, it may adversely impact our results of operations.

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

As of December 31, 2018, we had total debt of $319.2 million outstanding. Additionally, on March 8, 2019, we entered into that certain Credit Agreement (the “2019 Senior Credit Facility”) with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto for a principal loan amount of $30 million. In conjunction with that agreement, we amended our existing senior credit facility. A summary of the material terms of our indebtedness can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have historically relied on debt financing to partially fund our acquisitions, de novo projects, facility expansions and operations, and we expect such debt financing needs to continue.  Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Our operating flexibility is limited in significant respects by the restrictive covenants in our credit facilities, and we may be unable to comply with all covenants in the future.

On June 30, 2017, the Company entered into a senior secured credit agreement with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto (the “2017 Credit Facility”), which we have subsequently amended on March 1, 2018 and March 8, 2019. The March 8, 2019 amendment was made in conjunction with our entrance into the 2019 Senior Credit Facility for a principal loan amount of $30 million which matures on April 15, 2020 (we refer to the “2019 Senior Credit Facility,” together with our 2017 Credit Facility, as our “Credit Facilities”).  Our Credit Facilities impose restrictions that could impede our ability and our subsidiaries’ ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions limit our ability to, among other things:

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

In addition, our Credit Facilities require us to meet a senior leverage ratio financial covenant and may preclude additional borrowings. This restriction may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our Credit Facilities also contains cross-default and cross-acceleration provisions that would apply to other material indebtedness we may have. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted any waivers or amendments to our Credit Facilities if for any reason we are unable to comply with their terms in the future. The breach of any of these covenants or restrictions could result in a default under our credit facilities, which could result in the acceleration of our debt. In the event of an acceleration of our debt, we could be forced to apply all available cash flows to repay such debt and could be required to enter into insolvency proceedings.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

We have a number of loans, derivative contracts, borrowings and other financial instruments, including the Credit Facilities, with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process could adversely us. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future operations and growth.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to obtain adequate funding. An inability to obtain such funding, at competitive rates or at all, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the healthcare industry or economy in general.

Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to fund our future operations and growth, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

The uncertainties associated with the factors described above raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and to be able to discharge its liabilities and commitments in the normal course of business, we must do some or all of the following: (i) improve operating results by increasing census while maintaining efficiency regarding operating expenses through the cost savings initiatives implemented in late 2018 and early 2019; (ii) execute strategic alternatives related to our real-estate portfolio which could include further sale leasebacks of individual facilities or larger portions of the real estate portfolio (iii) sell additional non-core or non-essential assets; and/or (iv) obtain additional financing. There can be no assurance that we will be able to achieve any or all of the foregoing.

We will need additional financing to execute our long-term business plan and fund operations, at which time additional financing may not be available on reasonable terms or at all.

To fund our acquisition development and operational strategies, we may consider raising additional funds through various financing sources, including the sale of our common or preferred stock and the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. Any deterioration of credit and capital markets may adversely affect our access to sources of funding, and we cannot be certain that we will have access to adequate capital to fund our acquisition and development strategies when needed.  In addition, substantial sales of our common stock by existing stockholders could adversely affect our stock price and limit our ability to raise capital. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our acquisition strategy and potentially reduce or even cease operations.

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

As a result of these and other risks, there can be no assurance that we will be able to develop de novo treatment facilities or that a de novo treatment facility will become profitable; such expansion could expose us to liabilities or loss.

Our ability to maintain census is dependent on a number of factors outside of our control, and if we are unable to maintain census, our business, results of operations and cash flows could be materially adversely affected.

Our revenue is directly impacted by our ability to maintain census. These metrics are dependent on a variety of factors, many of which are outside of our control, including our referral relationships, average length of stay of our clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry and the decisions of our clients to seek and commit to treatment. Further, our census depends upon the effectiveness of our multi-faceted marketing program. See above, Item 1A. Risk Factors — “We rely on our multi-faceted sales and marketing program to continuously attract and enroll clients in our network of facilities. Our sales and marketing program includes the use of digital media, including our recovery resource websites that provide information about addiction treatment and connect website visitors with our helpline. Any disruption in our national sales and marketing program, including our digital marketing resources, could have a material adverse effect on our business, financial condition and results of operations.” A significant decrease in census could materially adversely affect our revenue, profitability and cash flows due to fewer or lower reimbursements received, and the additional resources required to collect accounts receivable and to maintain our existing level of business.

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

The substance abuse treatment industry is highly competitive, and competition among substance abuse treatment providers (including behavioral healthcare facilities) for clients has intensified in recent years. In 2018, there were approximately 4,200 substance abuse treatment businesses in the United States. There are behavioral healthcare facilities that provide substance abuse and other mental health treatment services comparable to at least some of the services offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by nonprofit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes. In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than we do. Some of our competitors are local, independent operators or physician groups with strong established reputations within the surrounding communities, which may adversely affect our ability to attract new patients in markets where we compete with such providers. If our competitors are better able to attract clients, expand services or obtain favorable participation agreements with third-party payors, we may experience a decline in client volume, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations depend on the efforts, abilities and experience of our management team, physicians and medical support personnel, including our nurses, mental health technicians, therapists, addiction counselors, pharmacists and clinical technicians. We compete with other healthcare providers in recruiting and retaining qualified management, mental health technicians, therapists, nurses, counselors, and other support personnel responsible for the daily operations of our facilities. The nationwide shortage of nurses and other medical support personnel has been a significant operating issue facing our industry in recent years. This shortage may require us to enhance our wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. If we are unable to attract and retain qualified personnel, we may be unable to provide our services, the quality of our services may decline and we could experience a decline in client volume, all of which could have a material adverse effect on our business, financial condition and results of operations.

Increased labor union activity is another factor that could adversely affect our labor costs. A labor union represents our employees at Sunrise House. As a result, with respect to our Sunrise House facilities, we are subject to the risk of labor disputes, strikes, work stoppages, slowdowns and other labor-relations matters. Although we are not aware of any union organizing activity at any of our other facilities, we are unable to predict whether any such activity will take place in the future.

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

We maintain a trademark portfolio that we consider to be of significant importance to our business, and we may acquire additional trademarks or other proprietary rights in acquisitions that we pursue as part of our growth strategy. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our services by others or to prevent others from seeking to block sales of our services as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark rights or to defend ourselves against claimed infringement of the rights of others. The cost of any such legal proceedings could be expensive and such legal proceedings could result in an adverse determination that could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price. As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. We are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act in the course of preparing our consolidated financial statements. If we are unable to maintain effective internal control over financial reporting, we may be unable to report our financial information on a timely basis or may suffer adverse regulatory consequences or violations of New York Stock Exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements could be impacted as a result of the material weakness in our internal control over financial reporting. In addition, we have incurred and will continue to incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act, including increased auditing and legal fees.

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report on Form 10-K, the Company’s has identified a material weakness in its internal control over financial reporting as noted in Management’s Report on Internal Control over Financial Reporting.

Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on a number of factors, our internal review that identified restatements to our previously issued financial statements, and efforts to develop a detailed plan and timetable for the implementation of measures designed to remediate the material weakness in internal control over financial reporting described in this Annual Report on Form 10-K, we believe the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP. Pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

We could be required to write down goodwill and other intangible assets.

At December 31, 2018, our goodwill and other identifiable intangible assets were $211.0 million. Under current accounting standards, if we determine goodwill or other identifiable intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our stockholders’ equity and financial results and could cause a decline in our stock price.

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

•	extensive conditions of participation for Medicare and Medicaid programs
•	consumer protection issues and billing and collection of client-owed accounts issues;
•	communications with clients and consumers, including laws intended to prevent misleading marketing practices;
•	privacy and security of health-related information, client personal information and medical records;
•	physical plant planning, construction of new facilities and expansion of existing facilities;
•	activities regarding competitors;
•	FDA laws and regulations related to drugs and medical devices;
•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;
•	health and safety of employees;
•	handling, transportation and disposal of medical specimens and infectious and hazardous waste;
•	corporate practice of medicine, fee-splitting, self-referral and kickback prohibitions, including recent state and federal laws intended to eliminate bribes and kickbacks; and
•	the SUPPORT for Patients and Communities Act, which became law on October 24, 2018.

The United States has recently enacted the EKRA to create a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Certain states, including Florida, have enacted similar laws, or will likely enact similar laws in the future.

As a provider of addiction treatment services, we are subject to governmental investigations and potential claims and lawsuits by clients, employees and others, which may increase our costs, cause reputational issues and have a material adverse effect on our business, financial condition results of operations and reputation.

Given the addiction and mental health issues of clients and the nature of the services provided, the substance abuse treatment industry is heavily regulated by governmental agencies and involves significant risk of liability. We and others in our industry are exposed to the risk of governmental investigations, regulatory actions and whistleblower lawsuits or other claims against us and our physicians and other professionals arising out of our day to day business operations, including, without limitation, client treatment at our facilities and relationships with healthcare providers that may refer clients to us. Addressing any investigation, lawsuit or other claim may distract management and divert resources, even if we ultimately prevail. Regardless of the outcome of any such investigation, lawsuit or claim, the publicity and potential risks associated with the investigation, lawsuit or claim could harm our reputation or the reputation of our management and negatively impact the perception of the Company by clients, investors or others and could have a materially adverse impact on our financial condition and results of operations. Fines, restrictions, penalties and damages imposed as a result of an investigation or a successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. Our insurance premiums have increased year over year, and insurance coverage may not be available at a reasonable cost in the future, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

We are also subject to an inherent risk of potential medical malpractice lawsuits and other potential claims or legal actions in the ordinary course of business. From time to time, we are subject to claims alleging that we did not properly treat or care for a client that we failed to follow internal or external procedures that resulted in death or harm to a client or that our employees mistreated our clients, resulting in death or harm. Any deficiencies in the quality of care provided by our employees could expose to governmental investigations and lawsuits from our patients. Some of these actions may involve large claims as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. In an effort to resolve one or more of these matters, we may decide to negotiate a settlement, and amounts we pay to settle any of these matters may be material. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience, our insurance coverage is adequate considering the claims arising from the operation of our facilities. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future or if payments of claims exceed our estimates or are not covered by our insurance, they could have a material adverse effect on our financial condition and results of operations.

We care for a large number of clients with complex medical conditions, special needs or who require a substantial level of care and supervision. There is an inherent risk that our clients could be harmed while in treatment, whether through negligence, by accident or otherwise. Further, clients might engage in behavior that results in harm to themselves, our employees or to one or more other individuals. Patient safety incidents may result in regulatory enforcement actions, negative press about us or the addiction treatment industry generally and lawsuits filed by plaintiff’s lawyers against us. These developments could diminish public perception of the quality of our services, which in turn could lead to a loss of client placements and referrals, resulting in a material adverse effect on our business, results of operations and financial condition.

Failure to comply with these laws and regulations could result in the imposition of significant civil or criminal penalties, loss of license or certification or require us to change our operations, or the exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs, any of which may have a material adverse effect on our business, financial condition and results of operations. Both federal and state government agencies as well as commercial payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations.

We endeavor to comply with all applicable legal and regulatory requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We seek to structure all of our relationships with referral sources and clients to comply with applicable anti-kickback laws, physician self-referral laws, fee-splitting laws and state corporate practice of medicine prohibitions. We monitor these laws and their implementing regulations and implement changes as necessary. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the compensation paid under our contracts with professional physician groups, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result.

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

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste and abuse, including $10 million for each of federal fiscal years 2018 through 2020. The HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our facilities participate in Medicare or Medicaid and, therefore, could be subject to government investigation. Furthermore, even though we operate a number of facilities that do not currently bill Medicare or Medicaid for substance use treatment services, there is a risk that specific investigative initiatives or new laws such as EKRA could result in investigations or enforcement actions that include or affect our treatment services, laboratory service providers, or marketing operations. In addition, increased government enforcement activities, even if not directed towards our treatment facilities or laboratories, also increase the risk that our facilities, physicians and other clinicians furnishing services in our facilities, or our executives and directors, could be named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations. Any governmental investigations, private litigation or other legal proceedings involving any of our facilities or laboratories, our executives or our directors, even if we ultimately prevail, could result in significant expense, adversely affect our reputation or profitability and materially adversely affect our financial condition and results of operation. In addition, we may be required to make changes in our laboratory, substance use treatment services or marketing or other operational practices as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

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

Many of the current laws and regulations are relatively new, including the EKRA and recent state laws intended to prohibit deceptive marketing practices in the addiction treatment industry. Thus, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Evolving interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our treatment facilities, equipment, personnel, services or capital expenditure programs. A determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, operating results and overall reputation in the marketplace.

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

The healthcare industry is subject to changing political, regulatory, scientific and technological changes, which have resulted and may continue to result in initiatives intended to reform the industry. The most prominent of recent efforts, the Affordable Care Act, as currently structured, provides for increased access to coverage for healthcare and seeks to reduce healthcare-related expenses. Among other mandates, it requires all new small group and individual market health plans to cover ten essential health benefit categories, which currently include substance abuse addiction and mental health disorder services. However, efforts by the executive branch and some members of Congress to repeal or make fundamental changes to the Affordable Care Act, its implementation and/or its interpretation have cast significant uncertainty on the future of the law. For example, in 2017, Congress eliminated the penalties associated with the individual mandate, effective January 2019, which may affect rates of insurance coverage. We are unable to predict the full impact of the Affordable Care Act and related regulations or the impact of its repeal or modification on our operations in light of the uncertainty regarding whether or how the law will be changed, what alternative reforms, if any, may be enacted or what other actions may be taken. Any government efforts related to health reform may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Moreover, the general uncertainty of health reform efforts, particularly if Congress elects to repeal provisions of the Affordable Care Act but delays the implementation of repeal or fails to enact replacement provisions at the time of repeal, may negatively impact our payment sources or demand for our services.

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

State licensure laws and many federal healthcare programs (where applicable) impose a number of obligations on healthcare providers undergoing a change of ownership or change of control transaction. These requirements may require new license applications as well as notices given a fixed number of days prior to the closing of affected transactions. These provisions require us to be proactive when considering both internal restructuring and acquisitions of other treatment companies. Failure to provide such notices or to submit required paperwork can adversely affect licensure on a going forward basis, can subject the parties to penalties and can adversely affect our ability to operate our facilities.

Many third-party payor agreements, including government payor programs, also have change of ownership or change of control provisions. Such provisions generally include a prior notice provision as well as require the consent of the payor in order to continue the terms of the payor agreement. Abiding by the terms of such provisions may reopen pricing negotiations with third-party payors where the provider currently has favorable reimbursement terms as compared to the market. Failure to comply with the terms of such provisions can result in a breach of the underlying third-party payor agreement. Currently, we relatively have few third-party payor agreements; however, as substance abuse treatment coverage and payment reform initiatives continue to expand, these types of provisions could have a significant impact on our ability to realize opportunities and could adversely affect our cash flows and profitability.

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

If we are unable to obtain required regulatory, zoning or other required approvals for renovations and expansions, our growth may be restrained, and our operating results may be adversely affected. In the past, we have not experienced any material adverse effects from such requirements, but we cannot predict their future impact on our operations.

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

We may be unable to successfully implement the compliance program requirements imposed by the State of California.

On October 21, 2016, we entered into a Permanent Injunction and Final Judgement (“PIFJ”) relating to the criminal charges filed in connection with the death of a client in 2010 at one of our former locations. Pursuant to the terms of the PIFJ, we were required to, among other things, (i) institute the (“California Compliance Program”) with respect to our California facilities that includes maintaining or developing and implementing certain policies and procedures to promote each covered facility’s compliance with applicable statutes, regulations and the PIFJ, under the responsibility of our chief compliance officer; (ii) establish a compliance committee composed of the compliance officer and senior personnel responsible for overseeing clinical operations and (iii) establish an oversight committee of the Board of Directors, or a committee of the Board of Directors, to review the adequacy and responsiveness of the California Compliance Program. In addition, we are required to retain a qualified independent monitor through April 25, 2019 to assess the effectiveness of our quality control systems and patient care.

Since 2016, we have incurred costs in connection with the implementation of and compliance under the California Compliance Program and PIFJ, and expect to incur additional costs in connection with the California Compliance Program and with the PIFJ. The Company has been subject to the California Compliance Program for more than two years and continues to comply with its obligations and interactions with the Compliance Officer. Such efforts will be ongoing during the full term of the California Compliance Program. If we are not able to successfully fulfill our obligations under the California Compliance Program or timely implement recommendations made by the Compliance Officer in connection with the California Compliance Program, the BMFEA may pursue remedies under the PIFJ, including assessment of fines and civil and criminal actions. Should the BMFEA pursue remedies under the PIFJ, we could face significant fines and actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes, could negatively affect our business, financial condition and results of operations.

We are subject to tax liabilities, including federal and state taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase, and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Organizational Structure

Our directors, executive officers and certain employees and their respective affiliates have substantial control over the company and could delay or prevent a change in corporate control.

Our directors, executive officers and certain employees owned, in the aggregate, approximately 33.1% of our outstanding common stock as of December 31, 2018. Michael T. Cartwright, our Chairman and Chief Executive Officer, and his affiliates owned approximately 19.4% of our common stock as of December 31, 2018. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019. If some investors find our common stock less attractive because we may rely on these exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A listing of our owned and leased facilities is included in Item 1. Business of this Annual Report on Form 10-K under the heading Facilities. Additionally, we lease approximately 102,000 square feet of office space located at 200 Powell Place in Brentwood, Tennessee for our corporate headquarters and admissions center. The initial term of the lease is for ten years, with one option to extend the lease for five years. We also lease laboratory space in Brentwood, Tennessee to perform quantitative drug testing and other laboratory services that support our treatment facilities. We believe that these facilities are in good condition and suitable for our present requirements.

Item 3. Legal Proceedings

RSG Litigation

On June 30, 2017, Jeffrey Smith, Abhilash Patel and certain of their affiliates (“Plaintiffs”) filed a lawsuit in the Superior Court of the State of California in Los Angeles County against the Company, AAC, Sober Media Group, LLC, and certain of the Company’s current and former officers (Jeffrey Smith, Abhilash Patel v. American Addiction Centers, Inc. et al.) (the Smith Litigation). Plaintiffs are former owners of Referral Solutions Group, LLC (RSG) and Taj Media, LLC, which were acquired by the Company in July 2015. The plaintiffs generally alleged that, in connection with the Company’s acquisition, the defendants violated California securities laws and further allege intentional misrepresentation, common law fraud, equitable fraud, promissory estoppel, civil conspiracy to conceal an investigation and civil conspiracy to conceal profitability. On November 21, 2018, the Company entered into a settlement (the “Settlement”) with Plaintiffs providing that (i) the Company pay Plaintiffs an aggregate of $8,000,000 (the “Settlement Payment”) in payments to be made throughout 2019, (ii) mutual exchange of releases, (iii) dismissal of the litigation and (iv) other non-monetary terms. In connection with the Settlement, the Company also agreed to release its former officer and director, Jerrod N. Menz (“Menz”) from his agreement to contribute 300,000 shares to the settlement of a previously settled securities class action lawsuit in exchange for Menz releasing his claim for indemnification arising out of the Smith Litigation.

SEC Matter

The Company provided general accounting, finance and governance documentation in response to a subpoena received from the SEC in March 2018. Following this initial document request, the Commission requested additional information pertaining to the Company’s accounting for partial payments from insurance companies, where the Company is continuing to pursue additional collections for the estimated balance. Beginning in the third quarter of 2018, the Company’s Audit Committee initiated a review of the Company’s accounting for these partial payments. The Audit Committee has completed this review. In connection with this review, the Audit Committee determined that the Company’s change in estimate of the collectability of accounts receivable relating to partial payments was appropriate. See Note 2. Basis of Presentation — Change in Accounting Estimate. The Commission’s investigation is ongoing, and the Company is continuing to fully cooperate on this matter. The Commission’s investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred. At this time, the Company is unable to predict the final outcome of this matter or what impact it might have on the Company’s consolidated financial position, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following graph compares the cumulative total return on our common stock during the period from October 2, 2014 (the day our common stock began trading on the NYSE) through December 31, 2018, with the cumulative total return of the S&P 500 Index and the S&P Health Care Index. The S&P 500 Index includes 500 companies representing all major industries. The S&P Health Care Index is a group of 62 companies involved in a variety of healthcare related businesses. The graph assumes $100 invested on October 2, 2014 in our common stock and in each index and assumes reinvestment of dividends, if any. Stock price performance shown in the graph is not necessarily indicative of future stock performance.

	10/2/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
AAC Holdings, Inc.	$100.00	167.14	103.03	39.14	48.65	7.57
S&P 500	$100.00	105.79	105.02	115.04	137.38	128.81
S&P 500 Health Care Index	$100.00	108.38	114.03	109.06	130.88	137.01

Dividend Policy

The Company has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business, and therefore, we do not anticipate paying cash dividends in the foreseeable future. Any future determination related to the payment of dividends will be made at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant. The Company is also restricted under the terms of our Credit Facilities from declaring or making, or agreeing to declare or make, any dividend on our common stock.

Equity Compensation Plan Information

See “Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2018, the Company had no publicly announced plans or programs to repurchase shares. However, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

	Total number of shares purchased	Aggregate price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
October 1, 2018 through October 31, 2018	3,631	7.00	—	—
November 1, 2018 through November 30, 2018	—	—	—	—
December 1, 2018 through December 31, 2018	14,233	1.40	—	—

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data as of the dates and for the periods indicated. The selected financial data set forth below as of and for the years ended December 31, 2017, 2016, and 2015 have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Note 2A - Restatement of Previously Issued Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K. The following data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively; of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the financial data. The selected financial data in this section is not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of results that may be expected in the future.

	Year Ended December 31,
	2018	2017 Restated	2016 Restated	2015 Restated	2014
	(Dollars in thousands, except share data)
Income Statement Data:
Revenues
Client related revenue	$284,525	$308,538	$270,569	$205,752	$132,968
Non-client related revenue	11,238	9,103	9,201	6,509	—
Total revenue	295,763	317,641	279,770	212,261	132,968

Operating expenses
Salaries, wages and benefits	174,772	146,390	141,073	91,406	54,707
Client related services	32,747	27,031	24,446	15,754	10,794
Provision for doubtful accounts	366	25,932	38,549	42,381	11,391
Advertising and marketing	13,744	12,315	18,275	20,821	15,683
Professional fees	19,894	12,638	16,468	10,316	8,075
Other operating expenses	47,716	36,309	29,627	22,708	13,518
Rentals and leases	10,367	7,514	7,363	5,298	2,106
Litigation settlement	11,136	23,607	1,292	2,379	487
Depreciation and amortization	21,986	21,504	17,686	7,837	4,662
Acquisition-related expenses	573	1,162	2,691	3,401	845
Total operating expenses	333,301	314,402	297,470	222,301	122,268
(Loss) income from operations	(37,538)	3,239	(17,700)	(10,040)	10,700
Interest expense, net	32,220	16,811	8,175	3,607	1,872
Loss on extinguishment of debt	—	5,435	—	—	—
Gain on contingent consideration	(501)	—	(1,350)	—	—
Bargain purchase gain	—	—	—	(1,775)	—
Other expense (income), net	465	116	(500)	(725)	(93)
(Loss) income before income tax expense	(69,722)	(19,123)	(24,025)	(11,147)	8,921
Income tax (benefit) expense	(3,004)	(1,742)	2,345	4,299	2,555
Net (loss) income	(66,718)	(17,381)	(26,370)	(15,446)	6,366
Less: net loss attributable to noncontrolling interest	7,314	4,508	5,152	2,833	1,182
Net (loss) income attributable to AAC Holdings, Inc. stockholders	(59,404)	(12,873)	(21,218)	(12,613)	7,548
BHR Series A Preferred Unit dividend	—	—	—	(147)	(693)
Redemption of BHR Series A preferred Units	—	—	—	(534)	—
Net (loss) income available to AAC Holdings, Inc. common stockholders	$(59,404)	$(12,873)	$(21,218)	$(13,294)	$6,855
Earnings per share attributable to common stockholders:
Basic (loss) earnings per common share	$(2.47)	$(0.55)	$(0.93)	$(0.62)	$0.41
Diluted (loss) earnings per common share	$(2.47)	$(0.55)	$(0.93)	$(0.62)	$0.41
Weighted-average common shares outstanding:
Basic	24,090,639	23,277,444	22,718,117	21,605,037	16,557,655
Diluted	24,090,639	23,277,444	22,718,117	21,605,037	16,619,180

Balance Sheet Data (as of the end of the period):
Cash and cash equivalents	$5,409	$13,818	$3,964	$18,750	$48,540
Total assets	$452,277	$391,565	$341,954	$291,781	$145,952
Total debt, including current portion	$319,158	$201,173	$189,106	$145,141	$28,641
Total stockholders' equity, including noncontrolling interests	$42,273	$99,458	$110,372	$112,701	$95,141

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement have not been, and will not be, amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) risks associated with estimates of the value of accounts receivable or deterioration in collectability of accounts receivable; (vi) a failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (ix) a disruption in our ability to perform diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders or claims by various parties; (xii) inability to meet the covenants in our loan documents or lack of borrowing capacity; and (xiii) general economic conditions, as well as other risks discussed in the “Risk Factors” section of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. As a result of these factors, we cannot assure that the forward-looking statements in this annual report will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview and Background of Restatement

On March 29, 2019, the Company, the Audit Committee of the Company’s Board of Directors and executive management, in consultation with the Company’s independent registered public accounting firm, BDO USA, LLP (“BDO”), determined that adjustments to certain of its previously issued annual and interim financial statements were necessary and that those annual and interim financial statements could no longer be relied upon. The adjustments relate to estimates of accounts receivable, provision for doubtful accounts and revenue for the relevant periods described below, as well as the related income tax effects. Certain other immaterial reclassifications to the presentation of the financial statements are also reflected in the adjustments.

Subsequent to the year ended December 31, 2018 and as part of the preparation of the Company’s year-end financial statements, using recently developed financial database analytical tools, the Company became aware of historical cash collection trends by customer that existed at the time of the issuance of the historical financial statements. As a result of this review and after consultation and deliberation with regard to the appropriate accounting treatment, including discussion as to the size of the adjustments, the Company concluded that this oversight by the Company of the historical collection trends by customer led to the adjustments being considered corrections of an error under accounting principles generally accepted in the United States of America.

The adjustments resulted in an estimated increase to net income of approximately $7.7 million for the year ended December 31, 2017. The adjustments also resulted in an estimated decrease of net income of approximately $20.6 million for the year ended December 31, 2016. Periods prior to 2016 were also impacted as a result of the adjustments, resulting in an estimated cumulative effect adjustment of approximately $23.8 million, recorded as a reduction to stockholders’ equity on the balance sheet as of January 1, 2016. The adjustments did not affect the previously reported cash flows from operating activities.

The Company’s previously issued annual financial statements audited by BDO and included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 and the unaudited financial statements reviewed by BDO and included in the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2018 and 2017, June 30, 2018 and 2017, and March 31, 2018 and 2017, are being restated in this Annual Report on Form 10-K to properly reflect these corrections.

The adjustments do not relate to the change in estimate that the Company made during the three months ended September 30, 2018 and effective as of July 1, 2018, regarding our estimate of the collectability of accounts receivable, specifically relating to accounts where the Company has received a partial payment from a commercial insurance company, and we are continuing to pursue additional collections for the balance that we estimate remains outstanding or “partial payment accounts receivable”.

Effects of Restatement

The adjustments made as a result of the restatement are more fully discussed in Note 2A, Restatement of Previously Issued Financial Statements, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. To further review the effects of the accounting errors identified and the restatement adjustments, see “Part II—Item 6. Selected Financial Data” included in this Annual Report on Form 10-K.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been, and will not be, amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 17, Unaudited Quarterly Information (Restated), of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the impact of these adjustments on each of the quarterly periods in fiscal 2017 and for the first three quarters of fiscal 2018. Quarterly reports for fiscal 2019 will include restated results for the corresponding interim periods of fiscal 2018. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts restated.

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

As of December 31, 2018, we operated 11 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 1,080 inpatient beds, including 700 licensed detoxification beds, 24 standalone outpatient centers, and 4 sober living facilities across 471 beds for a total of 1,551 combined inpatient and sober living beds.

As of March 31, 2019, we operated 9 inpatient substance abuse treatment facilities, 996 inpatient beds, including 616 licensed detoxification beds, 15 standalone outpatient centers, and 4 sober living facilities across 471 beds for a total of 1,467 combined inpatient and sober living beds.

Recent Developments

Consolidation and Divestiture of Certain Markets and AdCare Acquisition

In the fourth quarter of 2018 and continuing into the first quarter of 2019, we took a number of steps to consolidate and divest certain of our markets, as well as reduce corporate staffing and administrative expenses and increase operational efficiency. On December 1, 2018, we ceased operations at our 36-bed sober-living center and outpatient center operations in San Diego, California, consolidating its operations with our Laguna Treatment Hospital. Also, during the fourth quarter of 2018, we announced that we were seeking strategic alternatives for our Louisiana operations, which we subsequently sold with an effective date of January 28, 2019 pursuant to a Membership Interest Purchase Agreement among American Addiction Centers, Inc., Avenues Recovery Center of Louisiana, L.L.C. and certain affiliates of such parties.

In February 2019, we took action to reduce bed count and staffing in our Las Vegas, Nevada market, by consolidating our Solutions Recovery treatment operations into those of our Desert Hope operations. Earlier in 2018, we consolidated our Clinical Services of Rhode Island outpatient centers into AdCare’s Rhode Island outpatient operations. We also consolidated our diagnostic test operations, moving our laboratory operations in Louisiana to Tennessee. During the fourth quarter of 2018 and the first quarter of 2019, we also conducted reductions in force at our corporate headquarters in Brentwood, Tennessee and at certain of our facilities.

In 2018, we acquired AdCare, Inc. (“AdCare”), a 114-bed hospital in Worcester, Massachusetts that also operates five outpatient centers in Massachusetts, as well as a 59-bed residential treatment center and two outpatient centers in Rhode Island.  AdCare participates in both Medicare and Medicaid and the acquisition therefore significantly increased our company’s overall participation in governmental payor programs.  AdCare was purchased for total consideration of $85.1 million, subject to certain agreed-to adjustments. The purchase price was comprised of (i) approximately $66.8 million in cash, excluding expenses and other adjustments, (ii) approximately $5.4 million in shares of AAC Holdings’ common stock (or 562,051 shares at $9.68 per share), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “AdCare Note”), and (iv) contingent consideration valued at $0.5 million initially recorded in accrued and other current liabilities. We acquired $2.7 million of cash on hand at AdCare, which was returned to the Seller within 60 days of the acquisition as required by the Purchase Agreement. The contingent consideration that can be earned by the Seller ranges from zero to $1.7 million, subject to achievement of a certain adjusted EBITDA target for the 12 months following the transaction closing date.

Change in Accounting Estimate

During the three months ended September 30, 2018 and effective as of July 1, 2018, we made a change to our accounting estimate of the collectability of accounts receivable, specifically relating to accounts where we have received a partial payment from a commercial insurance company and we are continuing to pursue additional collections for the balance that we estimate remains outstanding (“partial payment accounts receivable”). Based on the limited number of claims that were closed through our historical appeals process, information with respect to the ultimate resolution of the appeals of these partial payment accounts receivable has been limited. As a result, initial assumptions of the ultimate collectability rates for partial payment accounts receivable were primarily based on industry and other data. During 2018, to enhance our own collection processes, we began using a third-party vendor to pursue collections on these partial payment accounts receivable. We are using this vendor exclusively for collection of the partial payment accounts receivable. As a result of utilizing the third-party vendor, the number of partial payment claims closed through the appeals process has increased allowing us to rely on our own collection history and additional information obtained from the third-party vendor to estimate ultimate collectability. This recent information indicated that our current assumptions were different from our historical assumptions. We used this additional information to further refine our procedures to more precisely estimate the collectability of partial payment accounts receivable. This change in estimate resulted in a reduction in revenue of approximately $6.0 million, an increase in net loss of approximately $5.7 million, or $0.24 loss per basic and diluted share for the year ended December 31, 2018. We determined this change in assumptions and estimation procedures of the collectability of partial payment accounts receivable is a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

Key Personnel Update

In January 2018, Michael Nanko joined the Company as President & Chief Operating Officer and Andrew McWilliams was promoted to Chief Financial Officer.

In September 2018, Stephen Ebbett joined the Company as Chief Digital & Marketing Officer. Prior to joining the Company, he served as Chief Digital Officer of Assurant, an international, consumer-oriented provider of housing and lifestyle protection products.

Chris Chi became our Chief Legal Officer & General Counsel effective January 1, 2019, succeeding Kathryn Phillips. He previously served as General Counsel of IASIS Healthcare, a national operator of acute care hospitals and managed care plans. Prior to that, he was a mergers and acquisitions and securities law partner at the law firm of Bass, Berry & Sims PLC.

Bed Count Summary

The following table shows the break out of our total bed count between inpatient beds and sober living beds as of March 31, 2019 and December 31, 2018 and 2017, respectively:

	As of March 31, 2019	As of December 31, 2018	As of December 31, 2017
Inpatient Beds	996	1,080	939
Sober Living Beds	471	471	409
Total Beds	1,467	1,551	1,348

Financing

2019 Senior Credit Facility

On March 8, 2019, we entered into that certain Credit Agreement 2019 Senior Credit Facility with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto. The 2019 Senior Credit Facility made available to the Company a term loan in the principal amount of $30.0 million. The 2019 Senior Credit Facility will mature on April 15, 2020.  Net proceeds from funding of the 2019 Senior Credit Facility were approximately $23 million after the payment of fees, costs and other expenses.

The 2019 Senior Credit Facility is guaranteed by the Company’s wholly-owned subsidiary, American Addiction Centers, Inc., and certain of its other subsidiaries. The obligations are secured by a first priority lien (senior to liens granted in connection with the 2017 Credit Facility) on substantially all of the Company’s and each subsidiary guarantor’s assets.

The 2019 Senior Credit Facility bears interest at a rate per annum equal to LIBOR (with a 1.0% floor) plus 11.00% per annum.  In the event of any repayment or prepayment of the 2019 Senior Credit Facility or any acceleration of the 2019 Senior Credit Facility after an event of default, the Company must make a payment equal to 1.00% of the then outstanding principal amount of the 2019 Senior Credit Facility (the “Exit Payment”) if such event occurs on or prior to the date that is nine months after the closing date of the 2019 Senior Credit Facility (the “2019 Senior Credit Facility Closing Date”).  The Exit Payment will be increased by an additional 1.0% at the end of each 30-day period after the nine-month anniversary of the 2019 Senior Credit Facility Closing Date until the 2019 Senior Credit Facility matures.

The 2019 Senior Credit Facility requires the Company to prepay outstanding term loans thereunder, subject to certain exceptions, with:

•	100.0% of the net cash proceeds of certain asset sales or other dispositions of property or certain casualty events;
•

100.0% of the net cash proceeds of the incurrence of debt and issuance of Disqualified Stock (as defined in the 2019 Senior Credit Facility) other than proceeds of debt permitted under the 2019 Senior Credit Facility;

•

100.0% of the net cash proceeds of equity issuances in the event the Senior Secured Leverage Ratio (as defined in the 2019 Senior Credit Facility) is greater than 3.00:1.00, calculated on a pro forma basis, at the time of such issuance (or such lesser percentage required for the Senior Secured Leverage Ratio to be equal to or less than 3.00:1.00); and

•

75.0% (which percentage will be reduced to 50.0% if the Company’s Senior Secured Leverage Ratio is not greater than 3.25:1.00 and to 25.0% if the Company’s Senior Secured Leverage Ratio is not greater than 2.75:1.00) of the Company’s annual excess cash flow (as defined by the 2019 Senior Credit Facility), but only to the extent that such excess cash flow for such fiscal year exceeds $3.0 million.

The terms of the 2019 Senior Credit Facility contains certain financial covenants, including, a maximum Senior Secured Leverage Ratio of (i) 7.75:1.00 as of the last day of the fiscal quarter ending June 30, 2019, (ii) 6.50:1.00 as of the last day of the fiscal quarter ending September 30, 2019, (iii) 6.25:1.00 as of the last day of the fiscal quarter ending December 31, 2019, (iv) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2020, (v) 5.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020, (vi) 5.25:1.00 as of the last day of the fiscal quarters ending September 30, 2020 and December 31, 2020, (vii) 5.00:1.00 as of the last day of the fiscal quarters ending  March 31 and June 30, 2021 and (viii) 4.75:1.00 as of the last day of each fiscal quarter ending on and after December 31, 2020.  The 2019 Senior Credit Facility requires the Company to periodically report to lenders with respect to, and to comply with, the Company’s operating budget.  The Company is also required to (i) maintain no less than $5.0 million at any time of cash, cash equivalents and undrawn revolving loans under the 2017 Credit Facility (“Available Liquidity”) and (ii) to maintain no less than $7.5 million of Available Liquidity for any calendar week.

Amendments to the 2017 Credit Facility

In connection with the 2019 Senior Credit Facility, on March 8, 2019, we entered into that certain Amendment and Waiver No. 1 to Credit Agreement (the “Amendment to the 2017 Credit Facility”) together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement (the “2017 Credit Facility”), dated as of June 30, 2017, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto.

The Amendment to the 2017 Credit Facility increased the interest rate on the term loans outstanding under the 2017 Credit Facility (the “2017 Term Loans”) by, at the Company’s option, either (i) 2.00% per annum (which shall be reduced to 1.00% per annum if the Senior Secured Leverage Ratio Condition is satisfied), payable in cash or (ii) 4.00% per annum, payable-in-kind. The Senior Secured Leverage Ratio condition, as defined in the amendment to the 2017 Credit Facility, is satisfied. In addition, the Amendment to the 2017 Credit Facility increased the commitment fee for the undrawn portion of the revolving credit facility under the 2017 Credit Facility from 0.50% to 1.00% per annum.

If the Company has repaid all indebtedness under the 2019 Senior Credit Facility, the Amendments to the 2017 Credit Facility requires the Company to use net cash proceeds of certain asset sales and other dispositions of property to prepay outstanding term and revolving credit loans.  If the 2017 Term Loans are prepaid at any time, the Amendment to the 2017 Credit Facility requires the payment of (i) a 2.00% premium if paid on or prior to the first anniversary of the closing of the Amendment to the 2017 Credit Facility and (ii) a 1.00% premium if paid after the first anniversary but before the second anniversary of the closing of the Amendment to the 2017 Credit Facility.

The Amendment to the 2017 Credit Facility contains financial covenants with respect to the Senior Secured Leverage Ratio (as defined therein) and budgeting and lender reporting covenants that mirror those contained in the 2019 Senior Credit Facility. It also restricts certain Company actions, including certain acquisitions and joint venture arrangements.

On March 1, 2018, in conjunction with the AdCare Acquisition, we secured a $65.0 million incremental term loan commitment under the 2017 Credit Facility. In connection with the incremental term loan, we incurred $2.6 million in deferred financing costs related to underwriting and other professional fees.

On March 1, 2018, and also in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, we issued the AdCare Note to the Seller in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue monthly until the maturity date.

Components of Results of Operations

Client Related Revenue. Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including clinical diagnostic laboratory services. We recognize revenue at the estimated net realizable value in the period in which services are provided. For the years ended December 31, 2018 and 2017, greater than 90% of our client related revenue was reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients.

Given the scale and nationwide reach of our network of substance abuse treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. Revenue concentration by payor remains modest. For the years ended December 31, 2018 and 2017, no single payor accounted for more than 10% of our revenue.

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

The following tables summarize the composition of our client related revenue for inpatient treatment facility services, outpatient facility and sober living services, and client related diagnostic services for the years ended December 31, 2018 and 2017. The selected financial data set forth below for the year ended December 31, 2017, have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Note 2A, Restatement of Previously Issued Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K. Inpatient treatment facility services include revenues from related professional services. Client related diagnostic services includes revenues from point of care services and laboratory services.

Our client related revenue was as follows (in thousands):

	Year Ended December 31, 2018 As Reported		Year Ended December 31, 2017 Restated		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$235,513	82.8	$246,976	80.0	$(11,463)	(4.6)
Outpatient facility and sober living services	34,405	12.1	29,080	9.4	5,325	18.3
Client related diagnostic services	14,607	5.1	32,482	10.6	(17,875)	(55.0)
Total client related revenue	$284,525	100.0	$308,538	100.0	$(24,013)	(7.8)

On a comparable accounting basis, as if we had adopted Topic 606 for both periods presented, our client related revenue was as follows (in thousands):

	As Reported		Comparable Accounting Basis
	Year Ended December 31, 2018		Year Ended December 31, 2017 Restated		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$235,513	82.8	$230,461	81.5	$5,052	2.2
Outpatient facility and sober living services	34,405	12.1	28,710	10.2	5,695	19.8
Client related diagnostic services	14,607	5.1	23,435	8.3	(8,828)	(37.7)
Total client related revenue	$284,525	100.0	$282,606	100.0	$1,919	0.7

On an as reported basis, client related diagnostic services revenue for the year ended December 31, 2018, decreased 55.0% to $14.6 million compared with $32.5 million for the year ended December 31, 2017. Client related diagnostic services revenue, as a percentage of total client related revenue, was 5.1% for the year ended December 31, 2018 compared to 10.6% for the year ended December 31, 2017.

On a comparable accounting basis, client related diagnostic services revenue for the year ended December 31, 2018 decreased $8.7 million, or 37.4%, to $14.6 million, compared with $23.3 million for the three months ended December 31, 2017.

We recognize client related revenue from payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. For in-network contracts, client related revenue is based on previously set contracted rates. We receive the majority of payments from commercial payors at out-of-network rates. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our expected realization is determined by management after considering the type of services provided and the historical collections received from commercial payors, on a per facility basis, compared to gross client charges billed.

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

Non-Client Related Revenue. Our non-client related revenue primarily consists of charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to reach potential patients who are seeking treatment. Non-client revenue is recognized at the point in time that the Company satisfies its performance obligations in each service area.

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

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of our adjustments related to collectability are considered implicit variable price concessions and are recorded as a direct reduction to revenue. The only activity that is now recorded in operating expenses is bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. We recorded $0.4 million of expense related to one such digital outreach platform customer during the year ended December 31, 2018.

In addition, see Note 2A, Restatement of Previously Issued Financial Statements to the Notes to the Consolidated Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K for further information regarding the impact to prior periods.

Approximately $2.2 million and $14.6 million of the accounts receivable, net, at December 31, 2018 and December 31, 2017, respectively, includes accounts where we have received a partial payment from a commercial insurance company and we are continuing to pursue additional collections for the balance that we estimate remains outstanding. An account is written off only after we have pursued collection efforts or otherwise determined an account to be uncollectible.

Operating Expenses. Our operating expenses are primarily impacted by the following categories of expenses:

•

Salaries, wages and benefits. We employ a variety of staff related to providing client care, including case managers, therapists, medical technicians, housekeepers, cooks and drivers, among others. Our clinical salaries, wages and benefits expense is largely driven by the total number of beds in our facilities, our average daily census (“ADC”) and the number of outpatient visits. We also employ a professional sales force and staff a centralized admissions center. Our corporate staff includes accounting, billing and finance professionals, marketing and human resource personnel, IT staff and senior management.

•

Client related services. Client related services consist of physician and medical services as well as client meals, pharmacy, travel and various other expenses associated with client treatment. Client related services are significantly influenced by our ADC and the number of outpatient visits.

•

Provision for Doubtful Accounts. Prior to the adoption of Topic 606, the provision for doubtful accounts represented the expense associated with management’s best estimate of accounts receivable that could become uncollectible in the future. We established our provision for doubtful accounts based on the aging of the receivables, historical collection experience by facility, services provided, payor source and historical reimbursement rate, current economic trends and percentages applied to the accounts receivable aging categories. Substantially all accounts receivable aged greater than 365 days were fully reserved in our consolidated financial statements. In assessing the adequacy of the allowance for doubtful accounts, we relied on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We supplemented this hindsight analysis with other analytical tools, including, but not limited to, historical trends in cash collections compared to net revenue less bad debt and days sales outstanding. Subsequent to the year ended December 31, 2018 and as part of the preparation of our year-end financial statements, we used recently developed financial database analytical tools, in order to analyze cash collection trends for historical and prospective periods relating to our accounts receivable and allowance for doubtful accounts which resulted in more precise estimates being utilized beginning with the fourth quarter of 2018. See Note 2A,

Restatement of Previously Issued Financial Statements to the Notes to the Consolidated Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K for further information regarding the impact to prior periods.

•

Advertising and marketing. We promote our treatment facilities through a variety of channels including internet advertising search engines as well as television and print advertising, among others. We do not compensate our referral sources for client referrals, but, do have arrangements with multiple marketing channels that we pay on customary performance basis (i.e., based on website or admissions center traffic). We also host and attend industry conferences. Our advertising and marketing efforts and expense is largely driven by the total number of available beds in our facilities.

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

•

Depreciation and amortization. Depreciation and amortization represent the ratable use of our capitalized property and equipment, including assets under capital leases, over the estimated useful lives of the assets, and amortizable intangible assets, which mainly consist of trademark-related intangibles and non-compete agreements.

•	Acquisition-related expenses. Acquisition-related expenses consist primarily of professional fees and travel costs associated with our acquisition activities.

Key Drivers of Our Results of Operations. Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” and those described below:

•	New Admissions. Our New Admissions are total client admissions at our inpatient facilities. Our ADC is directly impacted by our New Admissions.
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

Results of Operations

The following table presents our consolidated statements of operations as reported (in thousands):

	Year Ended December 31,
	2018		2017 Restated		2016 Restated
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$284,525	96.2	$308,538	97.1	$270,569	96.7
Non-client related revenue	11,238	3.8	9,103	2.9	9,201	3.3
Total revenue	295,763	100.0	317,641	100.0	279,770	100.0

Operating expenses
Salaries, wages and benefits	174,772	59.1	146,390	46.1	141,073	50.4
Client related services	32,747	11.1	27,031	8.5	24,446	8.7
Provision for doubtful accounts	366	0.1	25,932	8.2	38,549	13.8
Advertising and marketing	13,744	4.6	12,315	3.9	18,275	6.5
Professional fees	19,894	6.7	12,638	4.0	16,468	5.9
Other operating expenses	47,716	16.1	36,309	11.4	29,627	10.6
Rentals and leases	10,367	3.5	7,514	2.4	7,363	2.6
Litigation settlement	11,136	3.8	23,607	7.4	1,292	0.5
Depreciation and amortization	21,986	7.4	21,504	6.8	17,686	6.3
Acquisition-related expenses	573	0.2	1,162	0.4	2,691	1.0
Total operating expenses	333,301	112.7	314,402	99.0	297,470	106.3
(Loss) income from operations	(37,538)	(12.7)	3,239	1.0	(17,700)	(6.3)
Interest expense, net	32,220	10.9	16,811	5.3	8,175	2.9
Loss on extinguishment of debt	—	—	5,435	1.7	—	—
Gain on contingent consideration	(501)	(0.17)	—	—	(1,350)	(0.5)
Other expense (income), net	465	0.2	116	0.0	(500)	(0.2)
Loss before income tax expense	(69,722)	(23.6)	(19,123)	(6.0)	(24,025)	(8.6)
Income tax (benefit) expense	(3,004)	(1.0)	(1,742)	(0.5)	2,345	0.8
Net loss	(66,718)	(22.6)	(17,381)	(5.5)	(26,370)	(9.4)
Less: net loss attributable to noncontrolling interest	7,314	2.5	4,508	1.4	5,152	1.8
Net loss available to AAC Holdings, Inc. common stockholders	$(59,404)	(20.1)	$(12,873)	(4.1)	$(21,218)	(7.6)

The following table presents our revenues and operating expenses on a comparable accounting basis, as if we had adopted Topic 606 for all periods indicated (in thousands):

	Year Ended
	December 31, 2018		Year Ended December 31, 2017				Increase (Decrease)
	As Reported		As Reported Restated		Comparable Basis Restated		Comparable Basis
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$284,525	96.2	$308,538	97.1	$282,606	96.9	$1,919	0.7
Non-client related revenue	11,238	3.8	9,103	2.9	9,103	3.1	2,135	23.5
Total revenues	295,763	100.0	317,641	100.0	291,709	100.0	4,054	1.4

Operating expenses
Salaries, wages and benefits	174,772	59.1	146,390	46.1	146,390	50.2	28,382	19.4
Client related services	32,747	11.1	27,031	8.5	27,031	9.3	5,716	21.1
Provision for doubtful accounts	366	0.1	25,932	8.2	—	—	366	—
Advertising and marketing	13,744	4.6	12,315	3.9	12,315	4.2	1,429	11.6
Professional fees	19,894	6.7	12,638	4.0	12,638	4.3	7,256	57.4
Other operating expenses	47,716	16.1	36,309	11.4	36,309	12.4	11,407	31.4
Rentals and leases	10,367	3.5	7,514	2.4	7,514	2.6	2,853	38.0
Litigation settlement	11,136	3.8	23,607	7.4	23,607	8.1	(12,471)	(52.8)
Depreciation and amortization	21,986	7.4	21,504	6.8	21,504	7.4	482	2.2
Acquisition-related expenses	573	0.2	1,162	0.4	1,162	0.4	(589)	(50.7)
Total operating expenses	333,301	112.7	314,402	99.0	288,470	98.9	44,831	15.5
(Loss) income from operations	$(37,538)	(12.7)	$3,239	1.0	$3,239	1.1	$(40,777)	(1,258.9)

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017 (Restated)

Client Related Revenue

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue, on an as reported basis, decreased $11.5 million, or 4.6%, to $235.5 million for the year ended December 31, 2018 from $247.0 million for the year ended December 31, 2017.

Inpatient treatment facility services revenue, on a comparable basis, increased $5.0 million, or 2.2%, to $235.5 million for the year ended December 31, 2018 from $230.5 million for the year ended December 31, 2017. On a comparable basis, the increase in inpatient treatment facility services revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017, was primarily due to the AdCare Acquisition. Absent AdCare, on a comparable basis, inpatient treatment facility services revenue decreased 11.7% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a decrease in ADC.

Our consolidated ADC increased 108, or 11.1%, to 1,080 for the year ended December 31, 2018 from 972 for the year ended December 31, 2017. The increase in ADC was primarily due to the AdCare Acquisition partially offset by a decrease in ADC as a result of lower call volumes starting in August 2018. Absent AdCare, ADC decreased 2.1% for the year ended December 31, 2018 compared to the year ended December 31, 2017. In August of 2018, Google implemented a broad core algorithm change (the “Google algorithm change”). According to Internet marketing analysts, the Google algorithm change disproportionately negatively affected websites of healthcare and wellness companies, with many such websites becoming lower ranked, resulting in steep drop-offs of website visits. Following the Google algorithm change, our websites experienced lower rankings and decreased visits, resulting in significantly fewer calls to our helpline. We believe that this decline in calls and other potential client interactions resulted in an overall decline of admissions to our facilities, resulting in a lower ADC. Also, partially contributing to the decrease was a reduction in average daily residential revenue.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living services revenue, on an as reported basis, increased $5.3 million, or 18.3%, to $34.4 million for year ended December 31, 2018 from $29.1 million for the year ended December 31, 2017 as a result of the AdCare Acquisition, which significantly increased the number of outpatient visits but decreased the average revenue per outpatient visit.

Outpatient facility and sober living revenue, on a comparable accounting basis, increased $5.7 million, or 19.8%, to $34.4 million for the year ended December 31, 2018, from $28.7 million for the year ended December 31, 2017. Absent AdCare, on a comparable accounting basis, outpatient facility and sober living revenue decreased 7.5% for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of a decrease in ARV. ARV decreased 50.1% to $198 for the year ended December 31, 2018 compared with $403 for the year ended December 31, 2017. The decrease is primarily related to a higher mix of in-network outpatient visits as a result of the full year impact of Recovery First Outpatient center. Recovery First Outpatient center started operations in Ft. Lauderdale, FL during the third quarter of 2017.

Client Related Diagnostic Services

Client related diagnostic services revenue, on an as reported basis, for the year ended December 31, 2018, decreased 55.0% to $14.6 million compared with $32.5 million for the year ended December 31, 2017. Client related diagnostic services, on an as reported basis, was 5.1% of total client related revenue for the year ended December 31, 2018 compared to 10.6% for the year ended December 31, 2017.

Client related diagnostic services revenue, on a comparable accounting basis, decreased $8.7 million, or 37.4% to $14.6 million for the year ended December 31, 2018, from $23.3 million for the year ended December 31, 2017. Client related diagnostic service revenue, on a comparable accounting basis, was 5.1% and 8.3% of total client related revenue for the years ended December 31, 2018 and 2017, respectively.

Non-Client Related Revenue

Non-client related revenue, on an as reported basis, increased $2.1 million, or 23.5%, to $11.2 million for the year ended December 31, 2018 from $9.1 million for the year ended December 31, 2017.

Salaries, Wages and Benefits

Salaries, wages and benefits, on an as reported basis, increased $28.4 million, or 19.4%, to $174.8 million for the year ended December 31, 2018 from $146.4 million for the year ended December 31, 2017. On an as reported basis, salaries, wages and benefits were 59.1% of total revenue for the year ended December 31, 2018 compared to 46.1% of total revenue for the year ended December 31, 2017. The increase in salaries, wages and benefits was primarily due to the AdCare Acquisition.

On a comparable accounting basis, salaries, wages and benefits were 59.1% of total revenues for the year ended December 31, 2018, compared to 50.2% of total revenues for the year ended December 31, 2017. The increase in salaries, wages and benefits as a percentage of total revenues, on a comparable basis, was primarily due to reduced revenues. In late 2018 and into the first quarter of 2019, the Company initiated and completed reductions in force in order to better align salaries, wages and benefits costs with ADC.

Client Related Services

Client related services expenses, on an as reported basis, increased $5.7 million, or 21.1%, to $32.7 million for the year ended December 31, 2018 from $27.0 million for the year ended December 31, 2017, primarily as a result of the AdCare Acquisition as well as increased medical provider costs, including costs related to physician services. We are currently working to reduce physician services costs by hiring more full-time staff and fewer contracted physicians.

On an as reported basis, client related services expenses were 11.1% of total revenue for the year ended December 31, 2018 compared to 8.5% of total revenue for the year ended December 31, 2017.

On a comparable accounting basis, client related services expense was 11.1% of total revenues for the year ended December 31, 2018, compared to 9.3% of total revenues for the year ended December 31, 2017.

Provision for Doubtful Accounts

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of our adjustments related to collectability are considered implicit variable price concessions and are recorded as a direct reduction to revenue. The only activity that is now recorded in operating expenses is bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. We recorded $0.4 million of expense related to one such digital outreach platform customer during the year ended December 31, 2018. On a comparable basis, there was no expense related to customer bankruptcies during the year ended December 31, 2017.

On an as reported basis, due to the change in presentation related to the adoption of Topic 606, the provision for doubtful accounts decreased $25.5 million to $0.4 million for the year ended December 31, 2018 from $25.9 million for the year ended December 31, 2017.

Advertising and Marketing

Advertising and marketing expenses, on an as reported basis, increased $1.4 million, or 11.6%, to $13.7 million for the year ended December 31, 2018, from $12.3 million for the year ended December 31, 2017. The increase in advertising and marketing expense was primarily due to the AdCare Acquisition.

On an as reported basis, advertising and marketing expenses were 4.6% of total revenue for the year ended December 31, 2018, compared to 3.9% of total revenue for the year ended December 31, 2017.

On a comparable accounting basis, advertising and marketing expense was 4.6% of total revenues for the year ended December 31, 2018, compared to 4.2% of total revenues for the year ended December 31, 2017.

Professional Fees

Professional fees, on an as reported basis, increased $7.3 million, or 57.4%, to $19.9 million for the year ended December 31, 2018 compared to $12.6 million for the year ended December 31, 2017. The increase in professional fees was primarily related to increased legal costs related to certain litigation, government relations and regulatory matters, the AdCare Acquisition and increased costs related to third-party revenue cycle vendors.

On an as reported basis, professional fees were 6.7% of total revenue for the year ended December 31, 2018 compared to 4.0% of total revenue for the year ended December 31, 2017.

On a comparable accounting basis, professional fees were 6.7% of total revenues for the year ended December 31, 2018, compared to 4.3% of total revenues for the year ended December 31, 2017.

Other Operating Expenses

Other operating expenses, on an as reported basis, increased $11.4 million, or 31.4%, to $47.7 million for the year ended December 31, 2018 from $36.3 million for the year ended December 31, 2017. The increase in other operating expenses was primarily as a result of the AdCare Acquisition as well as additional recruiting costs for facility and corporate leadership positions.

On an as reported basis, other operating expenses were 16.1% of total revenue for the year ended December 31, 2018 compared to 11.4% of total revenue for the year ended December 31, 2017.

On a comparable accounting basis, other operating expenses were 16.1% of total revenues for the year ended December 31, 2018, compared to 12.4% of total revenues for the year ended December 31, 2017.

Rentals and Leases

Rentals and leases increased $2.9 million, or 38.0%, to $10.4 million for the year ended December 31, 2018 from $7.5 million for the year ended December 31, 2017. An increase in rentals and leases expense was primarily due to the AdCare Acquisition and $0.8 million of one-time costs associated with closing of certain locations during 2018.

Litigation Settlement

Litigation settlement expense was $11.1 million for the year ended December 31, 2018 compared with $23.6 million for the year ended December 31, 2017. For further discussion of 2018 significant legal matters, see Note 15 (Commitments and Contingencies) to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 2.2%, to $22.0 million for the year ended December 31, 2018 from $21.5 million for the year ended December 31, 2017. The increase in depreciation and amortization is related to the AdCare acquisition.

Depreciable and amortizable assets were $216.0 million and $177.8 million as of December 31, 2018 and 2017, respectively.

On an as reported basis, depreciation and amortization expense increased to 7.4% of total revenue for the year ended December 31, 2018, compared to 6.8% of total revenue for the year ended December 31, 2017.

Acquisition-Related Expense

Acquisition-related expense decreased $0.6 million, or 50.7%, to $0.6 million for the year ended December 31, 2018 from $1.2 million for the year ended December 31, 2017. The decrease in acquisition-related expense for the year ended December 31, 2018 was primarily related to lower professional fees and travel costs associated with our more limited acquisition activity during the year ended December 31, 2018, as compared to the year ended December 31, 2017, specifically as it pertains to the AdCare Acquisition.

Interest Expense

Interest expense increased $15.4 million, or 91.7%, to $32.2 million for the year ended December 31, 2018 compared to $16.8 million for the year ended December 31, 2017. The increase in interest expense was primarily the result of an increase in outstanding debt as part of the 2017 Credit Facility and an increase in interest rates. Outstanding debt at December 31, 2018 was approximately $319.2 million compared to $201.2 million at December 31, 2017. Our weighted average interest rate on outstanding debt at December 31, 2018 was 9.1% compared to 8.1% at December 31, 2017.

On an as reported basis, interest expense was 10.9% of total revenue for the year ended December 31, 2018 compared to 5.3% of total revenue for the year ended December 31, 2017.

Loss on Extinguishment of Debt

There was no loss from extinguishment of debt during the year ended December 31, 2018. Loss on extinguishment of debt was $5.4 million for the year ended December 31, 2017. The $5.4 million loss related to the repayment of the 2015 Credit Facility and the Deerfield Facility, which consisted of a $3.0 million consent fee related to calling the Deerfield Facility (the “Deerfield Consent Fee”), as well as a write-off of $2.3 million of previously deferred debt issuance costs, of which $1.4 million related to the 2015 Credit Facility and $0.9 million related to the Deerfield Facility. The loss was recognized in June 2017.

Income Tax Expense

For the year ended December 31, 2018 income tax benefit was $3.0 million, reflecting an effective tax rate of 4.3%, compared to $1.7 million income tax benefit, reflecting an effective tax rate of 9.1%, for the year ended December 31, 2017. The decrease in income tax benefit and the change in the effective tax rate is primarily related to valuation allowance recorded against federal and state deferred tax assets during the year ended December 31, 2018.

Comparison of Year Ended December 31, 2017 (Restated) to Year Ended December 31, 2016 (Restated)

Client Related Revenue

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue increased $57.5 million, or 30.3%, to $247.0 million for year ended December 31, 2017 from $189.5 million for the year ended December 31, 2016. Inpatient treatment facility services revenue was positively impacted by an increase average daily inpatient revenue as partially offset by a decrease in inpatient ADC.

Our average daily inpatient revenue (“ADR”) increased $240, or 37.9%, to $873 for the year ended December 31, 2017 from $633 for the year ended December 31, 2016. Of the $240 increase in ADR, approximately 22.9% relates to a favorable shift in the service level mix within our inpatient treatment facilities and a favorable shift in the mix of ADC among our inpatient treatment facilities. As a result of planned expansion of outpatient services, a greater percentage of lower levels of care such as partial hospitalization and intensive outpatient services that were historically performed in our inpatient treatment facilities are now performed in our outpatient treatment facilities. As the average daily revenue for these lower levels of care are significantly less than the ADR for higher levels of care such as detoxification and inpatient services, our ADR in our inpatient facilities has increased. We also experienced a favorable shift in the mix of ADC among our inpatient treatment facilities from facilities with lower average reimbursement to facilities with higher average reimbursement. The remaining increase in the ADR primarily relates to improved billing and collections activity as a result of revenue cycle improvements in both processes and technology.

As a result of our increase in sober living bed capacity from 20% to 40% and our reduction in inpatient bed capacity, our inpatient ADC has decreased while our average daily sober living census has increased. Our inpatient bed capacity decreased from 1,140 beds at December 31, 2016 to 939 beds at December 31, 2017, a 17.6% decrease. Also, partially contributing to the decrease in average daily inpatient census was a strike by union employees at our Sunrise House facility that began on May 23, 2017 and ended on June 14, 2017, which resulted in the Sunrise House facility temporarily not serving clients, causing our ADC in June to be lower than our historical average as we did not start readmitting patients until July 5, 2017. Separately, and also contributing to a lower inpatient census, was Hurricane Irma, which affected our River Oaks and Recovery First facilities during September 2017.

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

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $12.7 million, or 32.7%, to $25.9 million for the year ended December 31, 2017 from $38.6 million for the year ended December 31, 2016. The decrease in the provision for doubtful accounts was primarily related to an improvement in our days sales outstanding (“DSO”). DSO’s decreased 10 days to 101 days as of and for the quarter ended December 31, 2017 compared with 111 days as of and for the quarter ended December 31, 2016. Total cash collections for the year ended December 31, 2017 as compared with total collections for the year ended December 31, 2016, increased by 15.1%, helping to lower our DSOs.

The following table presents a summary of our aging of accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2017 and 2016 (restated):

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

Litigation Settlement

Litigation settlement expense is $23.6 million for the year ended December 31, 2017 compared with $1.3 million for the year ended December 31, 2016. The 2017 litigation settlement expense is due to the Kasper v. AAC Holdings, Inc. et al. matter.

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

Income Tax Expense

For the year ended December 31, 2017, income tax benefit was $1.7 million, reflecting an effective tax rate of 9.1%, compared to $2.3 million income tax expense, reflecting an effective tax rate of 9.8%, for the year ended December 31, 2016. The decrease in income tax expense and the change in the effective tax rate is primarily related to the tax treatment of stock compensation, change in valuation allowance, and impact of the Tax Cuts and Jobs Act enacted December 22, 2017.

Liquidity and Capital Resources

General

At December 31, 2018, we had $5.4 million in cash and cash equivalents, and $319.2 million of debt outstanding, net of debt issuance costs of $8.1 million. Our primary sources of liquidity are net cash generated from operations, borrowings under our Credit Facilities, anticipated access to debt and capital markets and anticipated proceeds from sale-leaseback transactions. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a decrease in our net cash generated from operations due to a decrease in payments from commercial insurance companies or a decrease in New Admissions or our ability to access debt and capital markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements, credit ratings and general market conditions.

Refer to NOTE 2 -Basis of Presentation to the consolidated financial statements for additional information.

We anticipate that our current level of cash on hand, internally generated cash flows and borrowings under our Credit Facilities in combination with any access to debt and capital markets and/or anticipated proceeds from sale-leaseback transactions will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and capital expenditures for at least the next year.

The 2019 Senior Credit Facility $30 million term loan matures on April 15, 2020. Management currently anticipates utilizing the proceeds from anticipated sale-leaseback transactions and/or accessing the debt and capital markets to repay the 2019 Senior Credit Facility. However, there can be no assurances that we will be able to successfully execute sale-leaseback transactions or access debt and capital markets.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provided (used in) by operating activities	$(28,854)	$19,292	$143
Used in investing activities	(84,776)	(34,041)	(56,454)
Provided by financing activities	105,221	24,603	41,525
Net (decrease) increase in cash and cash equivalents	$(8,409)	$9,854	$(14,786)

Operating Activities

Cash used in operating activities was $28.9 million for the year ended December 31, 2018, compared to cash flows from operations of $19.3 million for the year ended December 31, 2017. Cash flows used in operations for the year ended December 31, 2018 was primarily related to payments for litigation settlements, interest payments related to the 2017 Credit Facility, partially offset by a 13.1% increase in cash collections for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Cash provided by operating activities was $19.3 million for the year ended December 31, 2017, compared to cash used by operations of $0.1 million for the year ended December 31, 2016. Cash flows provided by operations for the year ended December 31, 2017 was primarily related to an increase in income from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Investing Activities

Cash used in investing activities was $84.8 million for the year ended December 31, 2018, an increase of $50.7 million compared to cash used in investing activities of $34.0 million for the year ended December 31, 2017. Cash used in investing activities for the year ended December 31, 2018, was primarily due to the AdCare Acquisition and $18.9 million used for the purchase of property, plant and equipment.

Cash used in investing activities was $34.0 million for the year ended December 31, 2017, a decrease of $22.5 million compared to cash used in investing activities of $56.5 million for the year ended December 31, 2016. Cash used in investing activities for the year ended December 31, 2017 was primarily related to $5.4 million for the acquisition of a 100-room hotel in Arlington, Texas that was converted into sober living beds to be used in support of the Greenhouse Outpatient Center, $6.7 million related to the acquisition of Solutions Treatment Center, $8.9 million related to the Oxford Treatment Center, $3.5 million related to the Ringwood property, $2.2 million related to the development of Laguna Treatment Hospital, with the remaining amount related to continuing costs associated with our expansion projects at existing facilities and other de novo projects.

Financing Activities

Cash provided by financing activities was $105.2 million for the year ended December 31, 2018, an increase of $80.6 million compared to cash provided by financing activities of $24.6 million for the year ended December 31, 2017. Cash provided by financing activities for the year ended December 31, 2018 was primarily related to the net proceeds from the $65.0 million incremental term loan in conjunction with the AdCare Acquisition and $52.0 million drawn on our 2017 Revolver, of which $25.0 million related to the settlement of the Tennessee claim, partially offset by scheduled term loan repayments. Refer to Note 8 (Long-Term Debt) for further information regarding the 2017 Credit Facility. Refer to Note 15 for additional information regarding settlement of the Tennessee claim and the Nevada claim.

Cash provided by financing activities was $24.6 million for the year ended December 31, 2017, a decrease of $16.9 million compared to cash provided by financing activities of $41.5 million for the year ended December 31, 2016. Cash provided by financing activities for the year ended December 31, 2017 was primarily related to net proceeds from a 2017 sale-leaseback as well as debt borrowings and repayments. Refer to Note 8 (Long-Term Debt) for further information regarding the 2017 Credit Facility. Refer to Note 9 (Financing Lease Obligation) for further information regarding the 2017 sale-leaseback.

Financing Relationships

2019 Senior Credit Facility

On March 8, 2019, we entered into the 2019 Senior Credit Facility with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto. The 2019 Senior Credit Facility makes available to the Company a term loan in the principal amount of $30.0 million. The 2019 Senior Credit Facility will mature on April 15, 2020. Net proceeds from funding of the 2019 Senior Credit Facility were approximately $23 million after the payment of fees, costs and other expenses.

The 2019 Senior Credit Facility is guaranteed by the Company’s wholly-owned subsidiary, American Addiction Centers, Inc., and certain of its other subsidiaries. The obligations are secured by a first priority lien (senior to liens granted in connection with the 2017 Credit Facility) on substantially all of the Company’s and each subsidiary guarantor’s assets.

The 2019 Senior Credit Facility bears interest at a rate per annum equal to LIBOR (with a 1.0% floor) plus 11.00% per annum. In the event of any repayment or prepayment of the 2019 Senior Credit Facility or any acceleration of the 2019 Senior Credit Facility after an event of default, the Company must make a payment equal to 1.00% of the then outstanding principal amount of the 2019 Senior Credit Facility (the “Exit Payment”) if such event occurs on or prior to the date that is nine months after the closing date of the 2019 Senior Credit Facility (the “2019 Senior Credit Facility Closing Date”). The Exit Payment will be increased by an additional 1.0% at the end of each 30-day period after the nine-month anniversary of the 2019 Senior Credit Facility Closing Date until the 2019 Senior Credit Facility matures.

Amendments to the 2017 Credit Facility

In connection with the 2019 Senior Credit Facility, on March 8, 2019, we entered into the Amendment to the 2017 Credit Facility together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement (the “2017 Credit Facility”), dated as of June 30, 2017, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto.

The Amendment to the 2017 Credit Facility increased the interest rate on the term loans outstanding under the 2017 Credit Facility (the “2017 Term Loans”) by, at the Company’s option, either (i) 2.00% per annum (which shall be reduced to 1.00% per annum if the Senior Secured Leverage Ratio Condition as defined in the amended 2017 Credit Facility is satisfied), payable in cash or (ii) 4.00% per annum, payable-in-kind. In addition, the Amendment to the 2017 Credit Facility increased the commitment fee for the undrawn portion of the revolving credit facility under the 2017 Credit Facility from 0.50% to 1.00% per annum.

If the Company has repaid all indebtedness under the 2019 Senior Credit Facility, the Amendments to the 2017 Credit Facility requires the Company to use net cash proceeds of certain asset sales and other dispositions of property to prepay outstanding term and revolving credit loans. If the 2017 Term Loans are prepaid at any time, the Amendment to the 2017 Credit Facility requires the payment of (i) a 2.00% premium if paid on or prior to the first anniversary of the closing of the Amendment to the 2017 Credit Facility and (ii) a 1.00% premium if paid after the first anniversary but before the second anniversary of the closing of the Amendment to the 2017 Credit Facility.

The Amendment to the 2017 Credit Facility amended financial covenants with respect to the Senior Secured Leverage Ratio (as defined therein) and contains budgeting and lender reporting covenants that mirror those contained in the 2019 Senior Credit Facility. It also restricts certain Company actions, including certain acquisitions and joint venture arrangements.

On March 1, 2018, in conjunction with the AdCare Acquisition, we secured a $65.0 million incremental term loan commitment under the 2017 Credit Facility. In connection with the incremental term loan, we incurred $2.6 million in deferred financing costs related to underwriting and other professional fees.

On March 1, 2018, and also in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, we issued the AdCare Note to the Seller in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue monthly until the maturity date.

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

The 2017 Term Loan matures on June 30, 2023, and the 2017 Revolver matures on June 30, 2022.

On September 25, 2017, we entered into the Incremental Agreement, relating to the 2017 Credit Facility. The Incremental Agreement provided for an increase in our existing revolving line of credit from $40.0 million to $55.0 million. This was entered into in connection with providing financing and debt capacity for operations and the then pending AdCare acquisition.

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

Due to the nature of the agreement between MedEquities and use and because of our continuing involvement in the Sale-Leaseback Facilities, the transaction does not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities will remain on our balance sheet and will continue to be depreciated over the remaining life of the asset. We accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.1 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on our incremental borrowing rate.

Capital Lease Obligations

We have capital leases with third party leasing companies for equipment and office furniture. The capital leases bear interest at rates ranging from 2.7% to 5.8% and have maturity dates through April 2020. Total obligations under capital leases at December 31, 2018 were $0.9 million, of which $0.6 million was included in the current portion of long-term debt. Total obligations under capital leases at December 31, 2017 were $1.0 million, of which $0.7 million was included in the current portion of long-term debt.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of December 31, 2018:

	Payments due by period:
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Senior secured loans(1)	$437,601	$40,485	$84,189	$312,927	$—
Subordinated debt(2)	10,460	1,427	3,703	5,330	—
Capital lease obligations(3)	916	626	270	20	—
Operating lease obligations	84,542	11,722	18,712	15,751	38,357
Litigation settlement(4)	8,000	8,000	—	—	—
Financing lease obligation(5)	59,571	4,345	8,752	8,807	37,667
Total	$601,090	$66,605	$115,626	$342,835	$76,024

(1)

Amounts include required principal and interest payments. The estimated interest payments assume no change in LIBOR, or the base rate as defined in the Company’s 2017 Credit Facility, as of December 31, 2018.

(2)	Amounts include required principal and interest payments related to the AdCare Note. Refer to Note 8 (Long-Term Debt) for further information.
(3)	Includes future cash payments, including interest, due under our capital lease arrangements.
(4)	For further discussion of significant legal matters, see Note 15 (Commitments and Contingencies) to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.
(5)	Refer to Footnote 9 (Financing Lease Obligation) for further information.

In connection with the 2019 Senior Credit Facility, on March 8, 2019, the Company entered into the Amendments to the 2017 Credit Facility together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement, dated as of June 30, 2017, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto.

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the amendment. For the aforementioned factors, and in accordance with ASC 470-10-55, due to the uncertainties noted under Going Concern in Note 2 – Basis of Presentation, the Company has classified its obligations related to the 2017 Credit Facility as current liabilities as of December 31, 2018. This reclassification has no impact on the scheduled maturities or the timing of payments related to the debt obligations.

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

We provided the initial working capital funding in connection with the formation of the Professional Groups and recorded the balance as a receivable on our balance sheet. We make additional advances to the Professional Groups during periods in which there is a shortfall between revenue collected by the Professional Groups from the treatment facilities and payors, on the one hand, and the Professional Group’s contracting expenses and payroll requirements, on the other hand, thereby increasing the balance of the receivable. Excess cash flow of the Professional Groups is repaid to us, resulting in a decrease in the receivable. The Professional Groups are obligated to repay these funds and are charged interest at commercially reasonable rates. We had receivables from the Professional Groups at December 31, 2018. The receivables due to us from the Professional Groups are eliminated in consolidation as the Professional Groups are VIEs of which we are the primary beneficiary.

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

Off Balance Sheet Arrangements

We have entered into various non-cancelable operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services, sober living accommodations for our clients and space for administrative facilities. Rent expense was $10.4 million and $7.5 million for the years ended December 31, 2018 and 2017, respectively.

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

Revenue Recognition and Allowance for Doubtful Accounts

Adoption of Topic 606

Refer to Note 3 to the consolidated financial statements for additional information regarding the Company’s adoption of Topic 606.

Revenue

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

Prior to admission, insurance coverage, as applicable, is verified and the client self-pay amount is determined. The client self-pay portion is generally collected upon admission. In some instances, clients will pay out-of-pocket as services are provided or will make a deposit and negotiate the remaining payments. These prepaid out-of-pocket payments are included in accrued liabilities in the accompanying consolidated balance sheets and revenue related to these payments is deferred and recognized over the period services are provided. We do not recognize revenue for any amounts not collected from the client. We may provide scholarships to a limited number of clients. We do not recognize revenue for scholarships provided.

We recognize revenue from commercial payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross client charges using our expected realization and applying this discount to gross client charges. Our methodology related to our net realizable value is designed to react to potential changes in reimbursements by facility, by type of service and by payor. Management adjusts the expected realization discount, on a per facility basis, to reflect a historical analysis of reimbursement data by facility in addition to considering the type of services provided, the payors and the gross client charge rates by facility. Subsequent to the year ended December 31, 2018 and as part of the preparation of our year-end financial statements, we used recently developed financial database analytical tools, in order to analyze cash collection trends for historical and prospective periods relating to our accounts receivable and allowance for doubtful accounts which resulted in more precise estimates being utilized beginning with the fourth quarter of 2018. See Note 2A, Restatement of Previously Issued Financial Statements to the Notes to the Consolidated Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K for further information regarding the impact to prior periods.

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

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platforms. Non-client revenue is recognized at the point in time that the Company satisfies its performance obligations in each service area.

Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from third-party commercial payors and clients and are recorded net of contractual discounts. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Prior to the adoption of Topic 606 on January 1, 2018, accounts receivable are reported net of the allowance for doubtful accounts, which is management’s best estimate of accounts receivable that could become uncollectible in the future. Accordingly, the accounts receivable reported in our consolidated financial statements are recorded at the net amount expected to be received. Our primary collection risks are (i) the risk of overestimating our net revenue at the time of billing that may result in us receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the client, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner and (v) the risk of non-payment from uninsured clients. In evaluating the collectability of accounts receivable and evaluating the adequacy of our allowance for doubtful accounts, management considers a number of factors, including historical experience, the age of the accounts and current economic trends. We continually monitor our accounts receivable balances and utilize retrospective reviews and cash collection data to support our estimates of the allowance for doubtful accounts.

Subsequent to the year ended December 31, 2018 and as part of the preparation of our year-end financial statements, we used recently developed financial database analytical tools, in order to analyze cash collection trends for historical and prospective periods relating to our accounts receivable and allowance for doubtful accounts which resulted in more precise estimates being utilized beginning with the fourth quarter of 2018. See Note 2A - Restatement of Previously Issued Financial Statements to the Notes to the Consolidated Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K for further information regarding the impact to prior periods.

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

As a result of the adoption of Topic 606 as of January 1, 2018, substantially all of our adjustments related to collectability are considered implicit variable price concessions and are recorded as a direct reduction to revenue. The only activity that is now recorded in operating expenses is bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. We recorded $0.4 million of expense related to one such digital outreach platform customer during the year ended December 31, 2018.

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

There was no goodwill impairment recorded during the years ended December 31, 2018, 2017 or 2016. See Note 7 – Goodwill and Intangible Assets to the Notes to the Consolidated Financial Statements for further discussion.

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

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2018 consisted of $317.5 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.2 million on an annual basis based upon our borrowing level at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As previously reported in the Company’s Current Report on Form 8-K filed on March 29, 2019 with the SEC, on March 29, 2019, the Company, the Audit Committee and the Company’s executive management, in consultation with BDO, concluded that the Company’s previously issued annual financial statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 and the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2018 and 2017, June 30, 2018 and 2017, and March 31, 2018 and 2017, must be restated to properly reflect accounts receivable balances and revenue for periods in 2018 and for periods prior to 2018, the provision for doubtful accounts as well as the related income tax effects. Accordingly, the Company has restated its previously issued financial statements for those periods. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Restatement” and Note 2A - Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K included in “Part II—Item 8. Financial Statements and Supplementary Data”.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. The Company’s evaluation has identified a material weakness in its internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on a number of factors including our internal review that identified restatements to our previously issued financial statements, and efforts to remediate the material weakness in internal control over financial reporting described below, we believe the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this Annual Report on Form 10-K.

Under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, management identified the following material weakness as of December 31, 2018 in the Company’s internal control over financial reporting, principally related to the Company’s estimation of revenue and accounts receivable processes. The Company did not have effective controls to ensure the accuracy of its estimation of provision for doubtful accounts, revenue and accounts receivable.

This material weakness resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures, as disclosed in Note 2A, Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included in “Part II—Item 8. Financial Statements and Supplementary Data”.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of measures designed to remediate the identified material weakness and other areas of related risks. The Audit Committee will monitor the design and implementation of these remedial measures. In addition, under the oversight of the Audit Committee, the Company’s management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

As of the date of this Annual Report on Form 10-K, the Company’s management has commenced the design of remediation efforts that are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. These remediation efforts include the evaluation of collectability of accounts receivable and the appropriateness of the allowance for doubtful accounts, which include re-evaluating all accounting and financial reporting controls for revenue and accounts receivable.

Management is committed to the continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the to-be-implemented remediation measures.

Item 9B. Other Information

On April 5, 2019, AAC Holdings, Inc. (the “Company”) entered into that certain Amendment No. 1 to Credit Agreement (the “Amendment”) together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement (the “Credit Agreement”) by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto. Pursuant to the terms of the Amendment, the maturity date of the term loan governed by the Credit Agreement has been extended from March 31, 2020 to April 15, 2020. The Credit Agreement has not otherwise been modified. The above discussion is qualified in its entirety by reference to the terms of the Amendment, a copy of which has been filed as Exhibit 10.23 to this Annual Report, which are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

Item 11. Executive Compensation

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be files with the SEC within 120 days of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholder’s which will be filed with the SEC within 120 days of December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholder’s which will be filed with the SEC within 120 days of December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in and is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholder’s which will be filed with the SEC within 120 days of December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

The consolidated financial statements required to be included in “Part II — Item 8. Financial Statements and Supplementary Data”, begin on Page F-1 and are submitted as a separate section of this report.

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
2.1†

Securities Purchase Agreement dated September 13, 2017, by and among AAC Holdings, Inc., AAC Healthcare Network, Inc., AdCare, Inc., and AdCare Holding Trust (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File 001-36643), filed on September 13, 2017 and incorporated herein by reference).

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

10.6

Credit Agreement dated June 30, 2017, by and among AAC Holdings, Inc., Credit Suisse AG, as administrative agent and collateral agent and the Lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 3, 2017 and incorporated herein by reference).

10.7

Guarantee and Collateral Agreement, dated June 30, 2017, by and among AAC Holdings, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 3, 2017 and incorporated herein by reference).

10.8

Incremental Loan Assumption Agreement dated September 25, 2017, by and between AAC Holdings, Inc., the Incremental Revolving Credit Lenders, Credit Suisse AG, as administrative agent, and the other Loan Parties (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on September 26, 2017 and incorporated herein by reference).

10.9

Incremental Loan Assumption Agreement dated March 1, 2018, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and the Incremental Term Lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on March 2, 2018 and incorporated herein by reference).

10.10

Amendment No. 1, dated March 30, 2018, to Guarantee and Collateral Agreement, dated June 30, 2017 by and among AAC Holdings, Inc., a Nevada corporation and Credit Suisse AG. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36643), filed on May 9, 2018 and incorporated herein by reference).

10.11*	Credit Agreement, dated as of March 8, 2019, among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.

10.12*

Amendment And Waiver No. 1, dated as of March 8 2019, to the Credit Agreement, dated June 30, 2017 (as previously amended), by and among the Company, the other loan parties thereto, the required lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.

10.13*

Amendment No. 2, dated as of March 8, 2019, to the Guarantee and Collateral Agreement, dated as of June 30, 2017 (as previously amended), made by the Company and certain subsidiaries of the Company in favor of Credit Suisse AG, as collateral agent.

10.14*	Guarantee And Collateral Agreement, dated March 8, 2019, made by the Company, and certain subsidiaries of the Company in favor of Credit Suisse, AG, as collateral agent.

10.15*	Intercreditor Agreement, dated as of March 8, 2019, among Credit Suisse AG as senior lien representative and junior lien representative, AAC Holdings, Inc. and other grantor parties thereto

10.16

Purchase and Sale Agreement, dated August 7, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and MedEquities Realty Operating Partnership, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.17

Master Lease dated August 9, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC, AAC Las Vegas Outpatient Center, LLC, AAC Dallas Outpatient Center, LLC, MRT of Nevada – ATF, LLC and MRT of Texas – ATF, LLC. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.18+

Separation Agreement and Release dated September 8, 2017, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and Jerrod N. Menz (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on February 23, 2018 and incorporated herein by reference.)

10.19+

Separation Agreement and Release dated November 9, 2017, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and Kirk R. Manz (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on November 13, 2017 and incorporated herein by reference).

10.20+

Employment Offer Letter dated December 4, 2017, by and between AAC Holdings, Inc. and Michael Nanko (previously filed as exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on February 23, 2018 and incorporated herein by reference)

10.21+

Employment Offer Letter dated September 5, 2018, by and by and between AAC Holdings, Inc. and Stephen Ebbett. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on September 5, 2018 and incorporated herein by reference).

10.22*+	Confidential Separation Agreement and Mutual Release, dated March 12,2019, by and between the Company and Thomas W. Doub.

10.23*	Amendment No. 1 to Credit Agreement, dated as of April 5, 2019 among the Company, the other loan parties, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.
21.1*	List of subsidiaries.

23.1*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
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

Shareholders and Board of Directors

AAC Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAC Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a loss from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement to Correct 2017 and 2016 Misstatements

As discussed in Note 2A to the consolidated financial statements, the 2017 and 2016 consolidated financial statements have been restated to correct a misstatement.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Nashville, Tennessee

April 12, 2019

AAC HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017 Restated	2016 Restated
Revenues
Client related revenue	$284,525	$308,538	$270,569
Non-client related revenue	11,238	9,103	9,201
Total revenues	295,763	317,641	279,770

Operating expenses
Salaries, wages and benefits	174,772	146,390	141,073
Client related services	32,747	27,031	24,446
Provision for doubtful accounts	366	25,932	38,549
Advertising and marketing	13,744	12,315	18,275
Professional fees	19,894	12,638	16,468
Other operating expenses	47,716	36,309	29,627
Rentals and leases	10,367	7,514	7,363
Litigation settlement	11,136	23,607	1,292
Depreciation and amortization	21,986	21,504	17,686
Acquisition-related expenses	573	1,162	2,691
Total operating expenses	333,301	314,402	297,470
(Loss) income from operations	(37,538)	3,239	(17,700)
Interest expense, net (including change in fair value of interest rate swaps of $0, ($108), and ($180), respectively)	32,220	16,811	8,175
Loss on extinguishment of debt	—	5,435	—
Gain on contingent consideration	(501)	—	(1,350)
Other (income) expense, net	465	116	(500)
Loss before income tax expense	(69,722)	(19,123)	(24,025)
Income tax (benefit) expense	(3,004)	(1,742)	2,345
Net loss	(66,718)	(17,381)	(26,370)
Less: net loss attributable to noncontrolling interest	7,314	4,508	5,152
Net loss attributable to AAC Holdings, Inc. common stockholders	$(59,404)	$(12,873)	$(21,218)

Basic loss per common share	$(2.47)	$(0.55)	$(0.93)
Diluted loss per common share	$(2.47)	$(0.55)	$(0.93)
Weighted-average common shares outstanding:
Basic	24,090,639	23,277,444	22,718,117
Diluted	24,090,639	23,277,444	22,718,117

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of December 31,
	2018	2017 Restated
Assets
Current assets
Cash and cash equivalents	$5,409	$13,818
Accounts receivable, net of allowances	47,860	63,746
Prepaid expenses and other current assets	10,695	4,022
Total current assets	63,964	81,586
Property and equipment, net	166,921	152,548
Goodwill	198,952	134,396
Intangible assets, net	12,063	8,829
Deferred tax assets, net	-	1,650
Other assets	10,377	12,556
Total assets	$452,277	$391,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,507	$4,579
Accrued and other current liabilities	30,544	27,661
Accrued litigation	8,000	23,607
Current portion of long-term debt	309,394	4,722
Total current liabilities	361,445	60,569
Deferred tax liabilities	1,227	-
Long-term debt, net of current portion and debt issuance costs	9,764	196,451
Financing lease obligation, net of current portion	24,421	24,541
Other long-term liabilities	13,147	10,546
Total liabilities	410,004	292,107

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,573,679 and 23,872,436 shares issued and outstanding at December 31, 2018 and 2017, respectively	25	24
Additional paid-in capital	161,962	152,430
Retained deficit	(97,574)	(38,170)
Total stockholders’ equity	64,413	114,284
Noncontrolling interest	(22,140)	(14,826)
Total stockholders’ equity including noncontrolling interest	42,273	99,458
Total liabilities and stockholders’ equity	$452,277	$391,565

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional	Retained	Stockholders’	Non-	Total
	Shares		Paid-in	(Deficit)	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Earnings	AAC Holdings, Inc.	Interests	Equity
Balance at December 31, 2015, as reported	22,813,809	$23	$121,923	$19,708	$141,654	$(5,166)	$136,488
Cumulative effect of restatement on prior years (see Note 2A)	—	—	—	(23,787)	(23,787)	—	(23,787)
Balance at December 31, 2015, restated	22,813,809	$23	$121,923	$(4,079)	$117,867	$(5,166)	$112,701
Common stock granted and issued under stock incentive plan, net of forfeitures	106,663	—	8,823	—	8,823	—	8,823
Common stock withheld for minimum statutory taxes	(65,089)	—	(895)	—	(895)	—	(895)
Effect of employee stock purchase plan	44,174	—	682	—	682	—	682
Townsend Acquisition	447,369	1	9,112	—	9,113	—	9,113
Solutions Acquisition	309,871	—	6,318	—	6,318	—	6,318
Acquisition of marketing intangibles	17,110	—	—	—	—	—	—
Net loss, restated	—	—	—	(21,218)	(21,218)	(5,152)	(26,370)
Balance at December 31, 2016, restated	23,673,907	$24	$145,963	$(25,297)	$120,690	$(10,318)	$110,372
Common stock granted and issued under stock incentive plan, net of forfeitures	229,958	—	7,513	—	7,513	—	7,513
Common stock withheld for minimum statutory taxes	(76,385)	—	(660)	—	(660)	—	(660)
Effect of employee stock purchase plan	97,589	—	614	—	614	—	614
Common stock recouped from escrow for contingent consideration on acquisition	(52,633)	—	(1,000)	—	(1,000)	—	(1,000)
Net loss, restated	—	—	—	(12,873)	(12,873)	(4,508)	(17,381)
Balance at December 31, 2017, restated	23,872,436	$24	$152,430	$(38,170)	$114,284	$(14,826)	$99,458
Common stock granted and issued under stock incentive plan, net of forfeitures	119,785	—	3,877	—	3,877	—	3,877
Common stock withheld for minimum statutory taxes	(28,989)	—	(166)	—	(166)	—	(166)
Effect of employee stock purchase plan	48,396	—	383	—	383	—	383
Common stock issued upon acquisition of AdCare, Inc.	562,051	1	5,438	—	5,439	—	5,439
Net loss	—	—	—	(59,404)	(59,404)	(7,314)	(66,718)
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2018	2017 Restated	2016 Restated
Cash flows from operating activities:
Net loss	$(66,718)	$(17,381)	$(26,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	366	25,932	38,549
Depreciation and amortization	21,986	21,504	17,686
Equity compensation	3,877	7,513	8,823
Loss on disposal of property and equipment	1,007	55	163
Loss on extinguishment of debt	-	5,435	-
Gain on contingent consideration	(501)	-	(1,350)
Amortization of debt issuance costs	2,797	1,564	633
Deferred income taxes	2,878	(4,136)	1,772
Changes in operating assets and liabilities:
Accounts receivable	19,876	(43,676)	(45,838)
Prepaid expenses and other assets	(5,578)	(6,725)	2,510
Accounts payable	5,737	(4,576)	824
Accrued and other current liabilities	1,780	4,685	2,973
Accrued litigation	(15,607)	22,645	162
Other long-term liabilities	(754)	6,453	(394)
Net cash (used in) provided by operating activities	(28,854)	19,292	143
Cash flows from investing activities:
Purchase of property and equipment	(18,949)	(33,041)	(37,304)
Acquisition of subsidiaries	(65,827)	-	(18,825)
Change in funds held on acquisition	-	(1,000)	(325)
Net cash used in investing activities	(84,776)	(34,041)	(56,454)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	-	(211,094)	(5,376)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	-	18,000	48,930
Payments on 2017 Credit Facility	(6,896)	(17,126)	-
Proceeds from 2017 Credit Facility, net of deferred financing costs	114,286	211,073	-
Proceeds from financing lease obligation, net of deferred financing costs	-	24,621	-
Payments on capital leases and other	(798)	(791)	(834)
Payments on AdCare Note	(750)	-	-
Repayment of long-term debt — related party	-	-	(1,195)
Change in funds held on acquisition	-	1,000	-
Payment of employee taxes for net share settlement	(621)	(1,080)	-
Net cash provided by financing activities	105,221	24,603	41,525
Net change in cash and cash equivalents	(8,409)	9,854	(14,786)
Cash and cash equivalents, beginning of period	13,818	3,964	18,750
Cash and cash equivalents, end of period	$5,409	$13,818	$3,964

See accompanying notes to consolidated financial statements.

AAC HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2018	2017 Restated	2016 Restated
Supplemental disclosures of cash flow information:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$31,894	$16,088	$4,933
Income taxes, net of refunds	$968	$367	$2,626

Supplemental information on non-cash investing and financing transactions:
2018 Acquisition:
Purchase price, including contingent consideration	$85,103	$—	$—
Buyer common stock issued	(5,439)	—	—
Contingent consideration	(501)	—	—
Promissory note issued	(9,636)	—	—
Cash acquired	(2,700)	—	—
Change in funds held on acquisition	(1,000)	—	—
Cash paid for acquisition	$65,827	$—	$—
2016 Acquisitions:
Purchase price, including contingent consideration	$—	$(2,000)	$33,930
Buyer common stock received (issued)	—	1,000	(15,105)
Cash (received) paid for acquisition	$—	$(1,000)	$18,825

Acquisition of equipment through capital lease	$975	$82	$1,807
Accrued purchase of property and equipment	$1,208	$800	$2,650
Accrued employee taxes for net share settlement	$14	$475	$895

See accompanying notes to consolidated financial statements.

AAC Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company”), was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee and provides inpatient and outpatient substance use treatment services for individuals with drug and alcohol addiction. In addition to the Company’s inpatient and outpatient substance use treatment services, the Company performs drug testing, diagnostic laboratory services, and provides physician services to clients. The Company operates numerous facilities located throughout the United States, including inpatient substance abuse treatment facilities, standalone outpatient centers and sober living facilities that focused on delivering effective clinical care and treatment solutions.

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

The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of December 31, 2018 and 2017. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients. The Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding to the Professional Groups and the obligation and likelihood of absorbing all expected gains and losses of the Professional Groups, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying consolidated balance sheets include assets of $1.5 million and $2.1 million as of December 31, 2018 and 2017, respectively, and liabilities of $0.6 million and $0.4 million, respectively, related to the VIEs. The accompanying consolidated income statements include net loss attributable to noncontrolling interest of $7.3 million, $4.5 million and $5.2 million related to the VIEs for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Accounting Estimate

During the three months ended September 30, 2018 and effective as of July 1, 2018, the Company made a change in its accounting estimate of the collectability of accounts receivable, specifically relating to accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding (“partial payment accounts receivable”). Based on the limited number of claims that were closed through the Company’s historical appeals process, information with respect to the ultimate resolution of the appeals of these partial payment accounts receivable has been limited. As a result, initial assumptions of the ultimate collectability rates for partial payment accounts receivable were primarily based on industry and other data. During 2018, to enhance the Company’s own collection processes, the Company began using a third-party vendor to pursue collections on these partial payment accounts receivable. As of December 31, 2018, the Company is using this vendor exclusively for collection of the partial payment accounts receivable. As a result of utilizing the third-party vendor, the number of partial payment claims closed through the appeals process has increased allowing the Company to rely on its own collection history and additional information obtained from the third party vendor to estimate ultimate collectability. This recent information indicated that the Company’s current assumptions were different from its historical assumptions. The Company used this additional information to further refine its procedures to more precisely estimate the collectability of partial payment accounts receivable. This change in estimate resulted in a reduction in revenue of approximately $6.0 million, an increase in net loss of approximately $5.7 million, or $0.24 loss per basic and diluted share for year ended December 31, 2018. The Company determined this change in assumptions and estimation procedures of the collectability of partial payment accounts receivable is a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

Going Concern

The Company incurred a loss from operations and had negative cash flows from operations for the year ended December 31, 2018, which contributed to limited liquidity at December 31, 2018. This resulted primarily from declines in patient census during the third and fourth quarters of 2018. The Company’s revenue is directly impacted by its ability to maintain census, which is dependent on a variety of factors, many of which are outside of the Company’s control, including its referral relationships, average length of stay of its clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, the effectiveness of the Company’s multi-faceted sales and marketing strategy and the individual decisions of the Company’s clients to seek and commit to treatment. On March 8, 2019 the Company entered into an incremental senior credit facility for a principal loan of $30 million which originally matured on March 31, 2020 and was subsequently amended to mature on April 15, 2020.

The uncertainties associated with the factors described above raise substantial doubt about the Company's ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and to be able to discharge its liabilities and commitments in the normal course of business, the Company must do some or all of the following: (i) improve operating results by increasing census while maintaining efficiency regarding operating expenses through the cost savings initiatives implemented in late 2018 and early 2019; (ii) execute strategic alternatives related to the Company’s real-estate portfolio which could include further sale leasebacks of individual facilities or larger portions of the company’s real estate portfolio (iii) sell additional non-core or non-essential assets; and/or (iv) obtain additional financing. There can be no assurance that the Company will be able to achieve any or all of the foregoing.

The consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. It does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from its inability to continue as a going concern.

2A. Restatement of Previously Issued Financial Statements

Subsequent to the year ended December 31, 2018 and as part of the preparation of the Company’s year-end financial statements, using recently developed financial database analytical tools, the Company became aware of historical cash collection trends by customer that existed at the time of the issuance of the historical financial statements. As a result of this review and after consultation and deliberation with regard to the appropriate accounting treatment, including discussion as to the size of the adjustments, the Company concluded that this oversight by the Company of the historical collection trends by customer led to the adjustments being considered corrections of an error under accounting principles generally accepted in the United States of America. The adjustments relate to estimates of accounts receivable, provision for doubtful accounts and revenue for the relevant periods described below and reclassifications, as well as the related income tax effects.

 The cumulative effect of this error on the Company’s consolidated retained earnings at January 1, 2016 has been reflected as a reduction to retained earnings of approximately $23.8 million. The impact of the correction of an error on the affected line items of the Company’s consolidated balance sheets as of December 31, 2016 and 2017 and consolidated statements of operations and cash flows for the years ended December 31, 2016 and 2017 is set forth below:

AAC Holdings, Inc.

Consolidated Statement of Operations

(Dollars in thousands, except share data)

	Year Ended, December 31, 2017			Year Ended, December 31, 2016
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$308,538	$-	$308,538	$270,569	$-	$270,569
Non-client related revenue	9,103	-	9,103	9,201	-	9,201
Total revenues	317,641	-	317,641	279,770	-	279,770

Operating expenses
Salaries, wages and benefits	146,390	-	146,390	141,073	-	141,073
Client related services	27,031	-	27,031	24,446	-	24,446
Provision for doubtful accounts	36,914	(10,982)	25,932	21,485	17,064	38,549
Advertising and marketing	12,315	-	12,315	18,275	-	18,275
Professional fees	12,638	-	12,638	16,468	-	16,468
Other operating expenses	36,309	-	36,309	29,627	-	29,627
Rentals and leases	7,514	-	7,514	7,363	-	7,363
Litigation settlement	23,607	-	23,607	1,292	-	1,292
Depreciation and amortization	21,504	-	21,504	17,686	-	17,686
Acquisition-related expenses	1,162	-	1,162	2,691	-	2,691
Total operating expenses	325,384	(10,982)	314,402	280,406	17,064	297,470
(Loss) income from operations	(7,743)	10,982	3,239	(636)	(17,064)	(17,700)
Interest expense, net (including change in fair value of interest rate swaps of ($108), and ($180), respectively)	16,811	-	16,811	8,175	-	8,175
Loss on extinguishment of debt	5,435	-	5,435	-	-	-
Gain on contingent consideration	-	-	-	(1,350)	-	(1,350)
Other (income) expense, net	116	-	116	(500)	-	(500)
Loss before income tax expense	(30,105)	10,982	(19,123)	(6,961)	(17,064)	(24,025)
Income tax (benefit) expense	(5,018)	3,276	(1,742)	(1,220)	3,565	2,345
Net loss	(25,087)	7,706	(17,381)	(5,741)	(20,629)	(26,370)
Less: net loss attributable to noncontrolling interest	4,508	-	4,508	5,152	-	5,152
Net loss attributable to AAC Holdings, Inc. common stockholders	(20,579)	7,706	(12,873)	(589)	(20,629)	(21,218)

Basic loss per common share	$(0.88)		$(0.55)	$(0.03)		$(0.93)
Diluted loss per common share	$(0.88)		$(0.55)	$(0.03)		$(0.93)
Weighted-average common shares outstanding:
Basic	23,277,444		23,277,444	22,718,117		22,718,117
Diluted	23,277,444		23,277,444	22,718,117		22,718,117

AAC Holdings, Inc.

Consolidated Balance Sheet

(Dollars in thousands, except share data)

	Year Ended, December 31, 2017
	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$13,818	$-	$13,818
Accounts receivable, net of allowances	94,096	(30,350)	63,746
Prepaid expenses and other current assets	4,022	-	4,022
Total current assets	111,936	(30,350)	81,586
Property and equipment, net	152,548	-	152,548
Goodwill	134,396	-	134,396
Intangible assets, net	8,829	-	8,829
Deferred tax assets, net	8,010	(6,360)	1,650
Other assets	12,556	-	12,556
Total assets	$428,275	$(36,710)	$391,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,579	$-	$4,579
Accrued and other current liabilities	27,661	-	27,661
Accrued litigation	23,607	-	23,607
Current portion of long-term debt	4,722	-	4,722
Total current liabilities	60,569	-	60,569
Deferred tax liabilities	-	-	-
Long-term debt, net of current portion and debt issuance costs	196,451	-	196,451
Financing lease obligation, net of current portion	24,541	-	24,541
Other long-term liabilities	10,546	-	10,546
Total liabilities	292,107	-	292,107

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 23,872,436 shares issued and outstanding at December 31, 2017, respectively	24	-	24
Additional paid-in capital	152,430	-	152,430
Retained deficit	(1,460)	(36,710)	(38,170)
Total stockholders’ equity	150,994	(36,710)	114,284
Noncontrolling interest	(14,826)	-	(14,826)
Total stockholders’ equity including noncontrolling interest	136,168	(36,710)	99,458
Total liabilities and stockholders’ equity	$428,275	$(36,710)	$391,565

AAC Holdings, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands, except share data)

	Year Ended, December 31, 2017			Year Ended, December 31, 2016
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(25,087)	$7,706	$(17,381)	$(5,741)	$(20,629)	$(26,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	36,914	(10,982)	25,932	21,485	17,064	38,549
Depreciation and amortization	21,504	-	21,504	17,686	-	17,686
Equity compensation	7,513	-	7,513	8,823	-	8,823
Loss on disposal of property and equipment	55	-	55	163	-	163
Loss on extinguishment of debt	5,435	-	5,435	-	-	-
Gain on contingent consideration	-	-	-	(1,350)	-	(1,350)
Amortization of debt issuance costs	1,564	-	1,564	633	-	633
Deferred income taxes	(7,412)	3,276	(4,136)	(1,793)	3,565	1,772
Changes in operating assets and liabilities:
Accounts receivable	(43,676)	-	(43,676)	(45,838)	-	(45,838)
Prepaid expenses and other assets	(6,725)	-	(6,725)	2,510	-	2,510
Accounts payable	(4,576)	-	(4,576)	824	-	824
Accrued and other current liabilities	4,685	-	4,685	2,973	-	2,973
Accrued litigation	22,645	-	22,645	162	-	162
Other long-term liabilities	6,453	-	6,453	(394)	-	(394)
Net cash provided by operating activities	19,292	-	19,292	143	-	143
Cash flows from investing activities:
Purchase of property and equipment	(33,041)	-	(33,041)	(37,304)	-	(37,304)
Acquisition of subsidiaries	-	-	-	(18,825)	-	(18,825)
Change in funds held on acquisition	(1,000)	-	(1,000)	(325)	-	(325)
Net cash used in investing activities	(34,041)	-	(34,041)	(56,454)	-	(56,454)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	(211,094)	-	(211,094)	(5,376)	-	(5,376)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	18,000	-	18,000	48,930	-	48,930
Payments on 2017 Credit Facility	(17,126)	-	(17,126)	-	-	-
Proceeds from 2017 Credit Facility, net of deferred financing costs	211,073	-	211,073	-	-	-
Proceeds from financing lease obligation, net of deferred financing costs	24,621	-	24,621	-	-	-
Payments on capital leases and other	(791)	-	(791)	(834)	-	(834)
Payments on AdCare Note	-	-	-	-	-	-
Repayment of long-term debt — related party	-	-	-	(1,195)	-	(1,195)
Change in funds held on acquisition	1,000	-	1,000	-	-	-
Payment of employee taxes for net share settlement	(1,080)	-	(1,080)	-	-	-
Net cash provided by financing activities	24,603	-	24,603	41,525	-	41,525
Net change in cash and cash equivalents	9,854	-	9,854	(14,786)	-	(14,786)
Cash and cash equivalents, beginning of period	3,964	-	3,964	18,750	-	18,750
Cash and cash equivalents, end of period	$13,818	$-	$13,818	$3,964	$-	$3,964

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $81.6 million, $96.1 million, and $74.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Client Related Revenue

The Company provides services to its clients in both inpatient and outpatient treatment settings. Client related revenues are recognized when services are performed at estimated net realizable value from clients, third-party payors and others for services provided. The Company receives the majority of payments from commercial payors at out-of-network rates. Client related revenues are recorded at established billing rates less adjustments to estimate net realizable value. Adjustments are recorded to state client service revenue at the amount expected to be collected for the service provided based on historic adjustments for out-of-network services not under contract. Prior to admission, each client’s insurance is verified, and the client self-pay amount is determined. The client self-pay portion is generally collected upon admission. In some instances, clients will pay out-of-pocket as services are provided or will make a deposit and negotiate the remaining payments. These out-of-pocket payments are included in accrued liabilities in the accompanying consolidated balance sheets, and revenue related to these payments is deferred and recognized over the period services are provided. Scholarships may be provided to a limited number of clients. The Company does not recognize revenue for care provided via scholarships.

For the year ended December 31, 2018, no payor accounted for more than 10% of the Company’s revenue for the year ended December 31, 2018.

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

For the year ended December 31, 2018 and 2017, client related revenue was (in thousands):

	Year Ended December 31, 2018 As Reported		Year Ended December 31, 2017 Restated		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$235,513	82.8	$246,976	80.0	$(11,463)	(4.6)
Outpatient facility and sober living services	34,405	12.1	29,080	9.4	5,325	18.3
Client related diagnostic services	14,607	5.1	32,482	10.6	(17,875)	(55.0)
Total client related revenue	$284,525	100.0	$308,538	100.0	$(24,013)	(7.8)

For the year ended December 31, 2018 and 2017, client related revenue on a comparable basis was (in thousands):

	Previous Accounting Guidance		As Reported
	Year Ended December 31, 2018		Year Ended December 31, 2017 Restated		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$247,273	80.3	$246,976	80.0	$297	0.1
Outpatient facility and sober living services	35,947	11.7	29,080	9.4	6,867	23.6
Client related diagnostic services	24,561	8.0	32,482	10.6	(7,921)	(24.4)
Total client related revenue	$307,781	100.0	$308,538	100.0	$(757)	(0.2)

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platforms. Non-client revenue is recognized at the point in time that the Company satisfies its performance obligations in each service area.

Allowance for Contractual and Other Discounts

The Company derives the majority of its revenue from non-governmental commercial payors at out-of-network rates. Management estimates the allowance for contractual and other discounts based on its historical collection experience. The services authorized and provided, and the related reimbursements are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors and is recorded net of contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Prior to the adoption of Topic 606, accounts receivable is reported net of an allowance for doubtful accounts, which is management’s best estimate of accounts receivable that could become uncollectible in the future. Accordingly, accounts receivable reported in the Company’s consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimating net revenue at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies denying claims, (iii) the risk that clients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the client and (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness of payors and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Subsequent to the year ended December 31, 2018 and as part of the preparation of the Company’s year-end financial statements, the Company used recently developed financial database analytical tools, in order to analyze cash collection trends for historical and prospective periods relating to its accounts receivable and allowance for doubtful accounts which resulted in more precise estimates being utilized beginning with the fourth quarter of 2018. See Note 2A, Restatement of Previously Issued Financial Statements to the Notes to the Consolidated Financial Statements and in Note 17, Unaudited Quarterly Information (Restated) included in Item 8 of this Annual Report on Form 10-K for further information regarding the impact to prior periods.

Approximately $2.2 million and $14.6 million of accounts receivable, net of the allowance for doubtful accounts, at December 31, 2018 and 2017, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the estimated balance. An account is written off only after the Company has exhausted collection efforts or otherwise determines an account to be uncollectible.

The following table presents a summary of the Company’s aging of accounts receivable, net of the allowance for doubtful accounts as of December 31, 2017. 2018 is not presented as under Topic 606, the Company has no allowance for doubtful accounts as of December 31, 2018.

	Current	31-180 Days	Over 180 Days	Total
December 31, 2017, restated	31.2%	44.7%	24.1%	100.0%

At December 31, 2018, no payor accounted for more than 10% of accounts receivable. At December 31, 2017, 11.6% of accounts receivable was from Anthem Blue-Cross Blue-Shield of Colorado and 10.3% was from Blue-Cross Blue-Shield of California. No other payor accounted for more than 10% of accounts receivable at December 31, 2017.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2015, restated	$41,145
Additions charged to provision for doubtful accounts	38,549
Accounts written off, net of recoveries	(10,234)
Balance at December 31, 2016, restated	$69,460
Additions charged to provision for doubtful accounts	25,932
Accounts written off, net of recoveries	(6,968)
Balance at December 31, 2017, restated	$88,424

Balance at January 1, 2018 (1)	$-
Additions charged to provision for doubtful accounts	366
Accounts written off, net of recoveries	(366)
Balance at December 31, 2018	$-
(1)

As discussed at Note 3 to the Notes of the Consolidated Financial Statements, on January 1, 2018, the Company adopted the new revenue recognition standard (Topic 606). Upon adoption of Topic 606, the allowance for doubtful accounts of approximately $88.4 million was reclassified as a component of accounts receivable. The only activity that is now recorded as a provision for doubtful accounts is related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost or at acquisition date fair value for assets obtained in business combinations, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest paid on debt that is outstanding while construction projects are in progress, and such interest is included in the cost of the related asset. Capitalized interest recognized by the Company for the year ended December 31, 2018 was $0.3 million. Assets held for development are classified as construction in progress, and the Company does not depreciate these assets until they are placed in service. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is less. Assets under capital leases are amortized over the lease term or in the event of transfer of ownership at the end of the lease over the economic life of the leased asset. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets, as follows:

Range of Lives
Computer software and equipment	3 years
Buildings	36 years
Furniture, fixtures and equipment	5 years
Vehicles	5 years
Equipment under capital lease	3-5 years
Leasehold improvements	Life of the asset or lease,
whichever is less

Assets and Liabilities Held for Sale

We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and we cease depreciation and amortization.

In November 2018, the Company began actively pursuing the sale of its Townsend operations. On January 28, 2019, the Company finalized the sale for $1.9 million in cash proceeds from the buyer. The assets and liabilities deemed held for sale by the Company at December 31,2018 were as follows:

•	$0.1 million of property, plant and equipment, net;
•	$0.8 million of intangible assets, net;
•	$0.1 million of other long-term assets;
•	$0.1 million of current liabilities.

The fair value of the assets deemed as held for sale were considered a Level 1 estimate. Because the implied fair value of the assets and liabilities was greater than the carrying value as of December 31, 2018, the Company did not recognize a gain or loss related to the assets held for sale for the year ended December 31, 2018. The Company recognized a gain of $0.9 million on January 28, 2019 related to the sale.

Goodwill and Other Intangible Assets

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

While performing the Company’s annual goodwill impairment test as of December 31, 2018, the Company assessed certain indicators of goodwill impairment including, but not limited to, a declining market capitalization, declining cash flows and negative trending performance indicators, such as admissions and total daily census. Because these factors indicated impairment was likely, the Company performed a quantitative analysis to measure the amount of loss due to goodwill impairment, if any. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal forecasted business plans. To determine fair value, we use quoted market prices when available, our internal cash flow estimates discounted at a discount rate of 16% and independent appraisals, as appropriate. See Note 7 for further discussion regarding the 2018 goodwill impairment test.

The Company has no intangible assets with indefinite useful lives other than goodwill.

The Company’s other intangible assets principally relate to trademarks, marketing intangibles, non-compete agreements, services contracts and leasehold interests acquired during business combinations. Trademarks, marketing intangibles and service contracts are amortized over a period of ten years, non-compete agreements are amortized over the term of the agreements, and leasehold interests are amortized over the remaining life of the leases.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Due to the goodwill impairment recognized as of December 31, 2018, the Company considered indicators of impairment related to long-lived assets. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal forecasted business plans. To determine fair value, we use quoted market prices when available, our internal cash flow estimates discounted at an appropriate discount rate and independent appraisals, as appropriate.

The Company did not recognize any impairment to long-lived assets during the years ended December 31, 2018, 2017 or 2016.

Accrued and Other Current Liabilities

The Company’s accrued liabilities, reflected as a current liability in the accompanying consolidated balance sheets, consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Accrued payroll liabilities	12,892	13,197
Accrued interest	4,792	2,864
Other	12,860	11,600
Total accrued liabilities	$30,544	$27,661

Separately disclosed on the balance sheet as of December 31, 2018 are accrued litigation expenses of $8.0 million of expenses related to shareholder lawsuits that were settled in November 2018.

Separately disclosed on the balance sheet as of December 31, 2017 are accrued litigation expenses of $23.6 million, which includes $23.3 million of expenses related to shareholder lawsuits that were settled in principle in December 2017, subject to court approval, which cannot be assured. Refer to Note 15 (Commitments and Contingencies) for further information regarding these matters.

Segment

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

Disclosure is required about how fair value was determined for assets and liabilities and following a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows: Level 1 —quoted prices in active markets for identical assets or liabilities; Level 2 — quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or Level 3 — unobservable inputs for the asset or liability, such as discounted cash flow models or valuations. The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Comprehensive Income

As of December 31, 2018, 2017 and 2016, the Company did not have any components of other comprehensive income. As such, comprehensive income was the same as net income for each of the periods presented in the accompanying consolidated statements of operations.

Recent Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and interim impairment tests for periods beginning after December 15, 2019. The Company chose to early adopt ASU 2017-04 during the year ended December 31, 2018. The adoption did not have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election, which the Company has elected, permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings.

The Company is substantially complete in evaluating the impact of the standard, including practical expedients and updates to the standard, and has assessed its existing lease portfolio to determine the impact of adoption on its condensed consolidated financial statements and related disclosures. The Company expects to utilize available practical expedients, including the package of practical expedients not to reassess whether a contract is or contains a lease, the lease classification and initial direct costs, as well as the expedient forgoing the separation of lease and non-lease components. Total right-of-use assets and related operating lease obligations of approximately $33 million and $38 million, respectively will be recorded on the consolidated balance sheet on adoption, with no material impact to our Consolidated Statements of Operations.

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

The analysis of the Company’s processes under the new revenue standard supports the recognition of revenue over time as clients simultaneously receive and consume the benefits of the services provided. However, the adoption of the standard has an impact on the presentation of revenue recognized and the provision for doubtful accounts due to additional requirements within Topic 606. As a result of these new requirements, substantially all of the Company’s adjustments related to price concessions will now be recorded as a direct reduction to revenue as opposed to the provision for doubtful accounts included within operating expenses.

The only activity related to collectability that will be recorded as an operating expense from January 1, 2018 forward will be bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies. The Company recorded $0.4 million of expense related to one of the Company’s digital outreach platform customers during the year ended December 31, 2018.

The initial application of Topic 606 had no impact to the beginning balances of the Company's consolidated financial statements as of January 1, 2018. In adopting Topic 606, the Company elected the practical expedients related to immaterial contract acquisition costs and insignificant financing components of the transaction price.

For the year ended December 31, 2018, the impact on the Company's Condensed Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$284,525	$307,781	$(23,256)
Non-client related revenue	$11,238	$11,727	$(489)
Provision for doubtful accounts	$366	$24,111	$(23,745)

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

The following table sets forth the components of the numerator and denominator used in the calculation of basic and diluted EPS (in thousands except share data):

	Year Ended December 31,
	2018	2017 Restated	2016 Restated
Numerator
Net loss attributable to AAC Holdings, Inc. common stockholders	$(59,404)	$(12,873)	$(21,218)
Denominator
Weighted-average shares outstanding – basic	24,090,639	23,277,444	22,718,117
Dilutive securities	—	—	—
Weighted-average shares outstanding – diluted	24,090,639	23,277,444	22,718,117

Basic loss per share	$(2.47)	$(0.55)	$(0.93)
Diluted loss per share	$(2.47)	$(0.55)	$(0.93)

The Company had 42,997; 96,130 and 25,181 shares for the years ended December 31, 2018, 2017 and 2016, respectively, that are not included in the earnings per share calculation above, because to do so would be anti-dilutive for the periods presented.

5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$19,364	$15,766
Buildings and improvements	161,723	130,710
Equipment and software	35,059	32,968
Construction in progress	16,413	22,310
Total property and equipment	232,559	201,754
Less accumulated depreciation	(65,638)	(49,206)
Property and equipment, net	$166,921	$152,548

Depreciation expense was $20.1 million, $20.0 million and $16.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capitalized interest related to the purchase of property, plant and equipment totaled $0.3 million for the year ended December 31, 2018.

The Company considered the indicators of goodwill impairment to be an indicator of potential impairment of long-lived assets. The Company performed an analysis of undiscounted cash flows for each facility to determine if impairment existed for long-lived assets. Based on the Company’s analysis, there was no impairment of long-lived assets as of December 31, 2018.

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

FASB ASC 805 requires that the fair value of a contingent consideration liability be updated at each reporting period until the contingency is resolved. The Company remeasured the fair value of the contingent consideration related to the AdCare Acquisition as of December 31, 2018 and determined that the fair value was zero. The change in the fair value resulted in the reduction of $0.5 million gain on contingent consideration recognized during the three months ended December 31, 2018. For the year ended December 31, 2018, the Company recorded a net $0.9 million as a reduction to acquisition related expense.

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

Total AdCare revenue and income before income tax expense from the date of acquisition through December 31, 2018 was approximately $44.4 million and $6.6 million, respectively. The following pro forma results of operations of the Company for the year ended December 31, 2018 and 2017, are presented as if the AdCare Acquisition had occurred on January 1, 2017.

The pro forma loss before income tax benefit for year ended December 31, 2018 was adjusted to exclude approximately $0.8 million of nonrecurring acquisition costs, to include additional interest expense of $0.4 million and depreciation and amortization expense of $0.2 million.

The pro forma income before income tax expense for the year ended December 31, 2017 was adjusted to exclude approximately $0.9 million of nonrecurring acquisition costs and to include additional interest expense of $6.2 million and depreciation and amortization expense of $1.0 million.

The following table presents pro forma results as discussed above, which are not indicative of the actual results of operations (in thousands):

	Year Ended December 31,
	2018	2017 Restated
Total revenues	$304,037	$370,235
(Loss) income before income tax (benefit) expense	$(70,666)	$(14,038)

7. Goodwill and Intangible Assets

Goodwill Impairment Test

The Company has only one operating segment, substance abuse and behavioral healthcare treatment services, for segment reporting purposes. The substance abuse and behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test.

The Company performed its annual test for goodwill impairment as of December 31, 2018 and based on certain qualitative factors, determined that more likely than not, the carrying value of its goodwill was greater than its fair value. These factors included, but were not limited to, a declining market capitalization, declining cash flows and negative trending performance indicators, such as admissions and total daily census. Because certain qualitative factors indicated impairment was likely, the Company performed a quantitative analysis to measure the amount of  loss due to goodwill impairment, if any.

The Company used a blended approach of a market capitalization approach and income approach to determine the fair value of the reporting unit. For the market capitalization approach, the Company determined its implied fair value of total invested capital based on the number of outstanding shares as of December 31, 2018, its average stock price based on the ten days immediately proceeding and ten days immediately following the valuation date. For the income approach, the Company used a discounted cash flow model in which cash flows are projected using historical and internal forecasts over future periods including growth assumptions regarding revenue, EBITDA, tax depreciation and capital expenditures, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. The discount rate assumption is based on an assessment of the risk inherent in the future cash flows and was 16%.

Based on the implied fair value using the aforementioned blended approach, there was no goodwill impairment, as the fair value of goodwill exceeded the carrying value by a minimal amount as of December 31, 2018. There is a risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock, estimates of future revenue and expenses, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price, lower than expected census, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

The Company’s goodwill balance was $199.0 million and $134.4 million as of December 31, 2018 and 2017, respectively.

The changes in goodwill relate to the AdCare Acquisition during the year ended December 31, 2018, as shown below:

Balance at December 31, 2016	$134,396
2017 Activity	-
Balance at December 31, 2017	$134,396
AdCare Acquisition	64,556
Balance at December 31, 2018	$198,952

Other intangible assets and related accumulated amortization consisted of the following as of December 31, 2018 and 2017 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Trademarks	$8,422	$5,322	$2,777	$1,986
Non-compete agreements	2,107	1,587	1,583	1,372
Marketing intangibles	5,651	5,651	2,050	1,485
Leasehold interests	1,498	1,498	587	397
Service contracts	950	—	79	—
Other	601	51	90	40
Intangible assets	$19,229	$14,109	$7,166	$5,280

Amortization expense was $1.9 million, $1.5 million, and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Changes to the net carrying value of intangible assets during the year ended December 31, 2018 and 2017 were as follows (in thousands):

Balance at December 31, 2016	$10,356
Amortization expense	(1,527)
Balance at December 31, 2017	$8,829
Amortization expense	(1,886)
AdCare Acquisition	5,120
Balance at December 31, 2018	$12,063

At December 31, 2018, all intangible assets are amortized using a straight-line method. The following table presents amortization expense expected to be recognized during fiscal years subsequent to December 31, 2018 (in thousands):

Year ended December 31,
2019	$1,955
2020	1,951
2021	1,756
2022	1,619
2023	1,385
Thereafter	3,397
Total	$12,063

8. Long-Term Debt

In connection with the 2019 Senior Credit Facility further described below, on March 8, 2019, the Company entered into the Amendments to the 2017 Credit Facility together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement (the “2017 Credit Facility”), dated as of June 30, 2017, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto.

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the amendment. For the aforementioned factors, and in accordance with ASC 470-10-55, due to the uncertainties noted under Going Concern in Note 2 – Basis of Presentation, the Company has classified its obligations related to the 2017 Credit Facility as current liabilities as of December 31, 2018. This reclassification has no impact on the scheduled maturities or the timing of payments related to the debt obligations.

A summary of the Company’s debt obligations is as follows (in thousands):

	December 31,
	2018	2017
Senior secured loans	$317,479	$207,375
Subordinated debt	8,884	—
Unamortized debt issuance costs	(8,085)	(7,233)
Capital lease obligations	880	1,031
Total debt	319,158	201,173
Less current portion	(309,394)	(4,722)
Total long-term debt	$9,764	$196,451

2019 Senior Credit Facility

On March 8, 2019, the Company entered into the 2019 Senior Credit Facility with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto. The 2019 Senior Credit Facility makes available to the Company a term loan in the principal amount of $30.0 million. The 2019 Senior Credit Facility will mature on April 15, 2020.  Net proceeds from funding of the 2019 Senior Credit Facility were approximately $23 million after the payment of fees, costs and other expenses.

The 2019 Senior Credit Facility is guaranteed by the Company’s wholly-owned subsidiary, American Addiction Centers, Inc., and certain of its other subsidiaries. The obligations are secured by a first priority lien (senior to liens granted in connection with the 2017 Credit Facility) on substantially all of the Company’s and each subsidiary guarantor’s assets.

The 2019 Senior Credit Facility bears interest at a rate per annum equal to LIBOR (with a 1.0% floor) plus 11.00% per annum.  In the event of any repayment or prepayment of the 2019 Senior Credit Facility or any acceleration of the 2019 Senior Credit Facility after an event of default, the Company must make a payment equal to 1.00% of the then outstanding principal amount of the 2019 Senior Credit Facility (the “Exit Payment”) if such event occurs on or prior to the date that is nine months after the closing date of the 2019 Senior Credit Facility (the “2019 Senior Credit Facility Closing Date”).  The Exit Payment will be increased by an additional 1.0% at the end of each 30-day period after the nine-month anniversary of the 2019 Senior Credit Facility Closing Date until the 2019 Senior Credit Facility matures.

The terms of the 2019 Senior Credit Facility contains certain financial covenants, including, a maximum Senior Secured Leverage Ratio of (i) 7.75:1.00 as of the last day of the fiscal quarter ending June 30, 2019, (ii) 6.50:1.00 as of the last day of the fiscal quarter ending September 30, 2019, (iii) 6.25:1.00 as of the last day of the fiscal quarter ending December 31, 2019, (iv) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2020, (v) 5.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020, (vi) 5.25:1.00 as of the last day of the fiscal quarters ending September 30, 2020 and December 31, 2020, (vii) 5.00:1.00 as of the last day of the fiscal quarters ending  March 31 and June 30, 2021 and (viii) 4.75:1.00 as of the last day of each fiscal quarter ending on and after December 31, 2020.  The 2019 Senior Credit Facility requires the Company to periodically report to lenders with respect to, and to comply with, the Company’s operating budget.  The Company is also required to (i) maintain no less than $5.0 million at any time of cash, cash equivalents and undrawn revolving loans under the 2017 Credit Facility (“Available Liquidity”) and (ii) to maintain no less than $7.5 million of Available Liquidity for any calendar week.

Amendments to the 2017 Credit Facility

In connection with the 2019 Senior Credit Facility, on March 8, 2019, the Company entered into the Amendment to the 2017 Credit Facility together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement, dated as of June 30, 2017, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto.

The Amendment to the 2017 Credit Facility increased the interest rate on the term loans outstanding under the 2017 Credit Facility (the “2017 Term Loans”) by, at the Company’s option, either (i) 2.00% per annum (which shall be reduced to 1.00% per annum if the Senior Secured Leverage Ratio Condition, as defined in the Amendment to the 2017 Credit Facility is satisfied), payable in cash or (ii) 4.00% per annum, payable-in-kind. In addition, the Amendment to the 2017 Credit Facility increased the commitment fee for the undrawn portion of the revolving credit facility under the 2017 Credit Facility from 0.50% to 1.00% per annum.

If the Company has repaid all indebtedness under the 2019 Senior Credit Facility, the Amendments to the 2017 Credit Facility requires the Company to use net cash proceeds of certain asset sales and other dispositions of property to prepay outstanding term and revolving credit loans.  If the 2017 Term Loans are prepaid at any time, the Amendment to the 2017 Credit Facility requires the payment of (i) a 2.00% premium if paid on or prior to the first anniversary of the closing of the Amendment to the 2017 Credit Facility and (ii) a 1.00% premium if paid after the first anniversary but before the second anniversary of the closing of the Amendment to the 2017 Credit Facility.

The Amendment to the 2017 Credit Facility amended financial covenants with respect to the Senior Secured Leverage Ratio (as defined therein) and budgeting and lender reporting covenants that mirror those contained in the 2019 Senior Credit Facility. It also restricts certain Company actions, including certain acquisitions and joint venture arrangements.

On March 1, 2018, in conjunction with the AdCare Acquisition, we secured a $65.0 million incremental term loan commitment under the 2017 Credit Facility. In connection with the incremental term loan, we incurred $2.6 million in deferred financing costs related to underwriting and other professional fees.

On March 1, 2018, and also in conjunction with the AdCare Acquisition, in consideration for covenants and agreements set forth in the Purchase Agreement, we issued the AdCare Note to the Seller in the original principal amount of $9.6 million, which matures on September 29, 2023 and accrues interest at a fixed rate per annum equal to 5.0%, compounded annually. Payments of principal and interest pursuant to the AdCare Note commenced on April 30, 2018 and will continue monthly until the maturity date.

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

The 2017 Term Loan matures on June 30, 2023 and requires scheduled quarterly principal repayments in an amount equal to $1.7 million for September 30, 2017, through June 30, 2019, $3.4 million for September 30, 2019, through March 31, 2023, with the remaining principal balance of the term loan due on the maturity date of June 30, 2023. The 2017 Term Loan was fully drawn on June 30, 2017.

The 2017 Revolver matures on June 30, 2022. As of December 31, 2018, $52.0 million was outstanding on the 2017 Revolver.

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

Borrowings under the 2017 Credit Facility bore interest at a rate tied to the Alternative Base Rate or the Adjusted London Interbank Offered Rate (“LIBOR”) (at the Company’s option, and both as defined in the 2017 Credit Facility). ABR Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bore interest at a rate per annum equal to the Alternative Base Rate plus 5.0% per annum. ABR Loans made under the 2017 Term Loan bore interest at a rate per annum equal to the Alternate Base Rate plus 5.75% per annum. Eurodollar Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bore interest at the applicable Adjusted LIBOR plus 6.0%. Eurodollar Loans made under the 2017 Term Loan bore interest at the applicable Adjusted LIBOR plus 6.75% (with a 1.0% floor). In addition, under the 2017 Credit Facility, the Company paid a commitment fee for the undrawn portion of the 2017 Revolver of 0.5% per annum.

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

As of December 31, 2018, the Company had fully drawn on the 2017 Revolver less $2.7 million of outstanding letters of credit.

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

On February 27, 2017, the Company amended its 2015 Credit Facility, to, among other things, provide for certain modifications to the terms of the 2015 Credit Agreement, dated as of March 19, 2015, as amended (the “2015 Credit Agreement”), including the following: (i) extend the maximum Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) of 4:25:1.00 through the measurement period ending September 30, 2017; and (ii) amend the definition of Applicable Margin (as defined in the 2015 Credit Agreement) to add an additional pricing level of 3.75% for Eurodollar Rate Loans and Letter of Credit Fee, 2.75% for Base Rate Loans and 0.60% for Commitment Fee (as all such terms are defined in the 2015 Credit Agreement), which would have been applicable when the Consolidated Total Leverage Ratio was equal to or exceeded 4.00:1.00 at the end of the applicable measuring period (the “New Pricing Level”) and to provide that the Applicable Rate (as defined in the 2015 Credit Agreement) be set at the New Pricing Level from the date of such amendment until the first business day following the date the Company delivered its next Compliance Certificate (as defined in the 2015 Credit Agreement). The amendment also provided for additional Adjusted EBITDA (as defined in the 2015 Credit Agreement) add backs under the Company’s covenant calculation to account for its February 2017 reduction in workforce.

The 2015 Credit Facility required quarterly term loan principal repayments for the outstanding term loan of $2.3 million for March 31, 2017 to December 31, 2017, $3.9 million from March 31, 2018 to December 31, 2018, and $4.7 million from March 31, 2019 to December 31, 2019, with the remaining principal balance of the term loan was scheduled to mature on March 9, 2020. Repayment of the revolving loan is due on the maturity date of March 9, 2020. The 2015 Credit Facility generally required quarterly interest payments and limited the Company’s ability to pay dividends.

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

A summary of future contractual maturities of long-term debt, excluding unamortized debt issuance costs, as of December 31, 2018, is as follows (in thousands):

Years ending December 31,	Notes Payable[1]	Capital Lease Obligations
2019	$11,343	$626
2020	14,791	208
2021	14,791	62
2022	66,791	12
2023	218,647	8
Thereafter	—	—
Total	$326,363	$916
Less interest portion		(36)
Total, excluding interest		$880

1 As noted above, as of December 31, 2018 the Company has classified its Term Loan and Revolver under the 2017 Credit Facility as current liabilities. This table presents the scheduled maturities of the loan per their respective agreements.

9. Financing Lease Obligation

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

A summary of the Company’s financing lease obligation is as follows (in thousands):

	December 31,
	2018	2017
Financing lease obligation: Sale-Leaseback Facilities	$24,542	$24,621
Less current portion (included in accrued and other current liabilities)	(121)	(80)
Total financing lease obligation, net of current portion	$24,421	$24,541

The future minimum lease payments with remaining terms of one or more years as of December 31, 2018, as it relates to the 2017 Sale-Leaseback consisted of the following (in thousands):

Years ending December 31,	Annual Payment
2019	$2,233
2020	2,267
2021	2,301
2022	2,336
2023	2,371
Thereafter	22,093
Total	$33,601

10. Stockholders’ Equity

Pursuant to the Articles of Incorporation of the Company, the aggregate number of shares which the Company shall have authority to issue is 75,000,000 shares, consisting of 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2018, there were 24,573,679 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. Certain restrictions imposed by the Company’s various debt instruments limit the Company’s ability to pay dividends.

11. Stock Based Compensation

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan, as amended (“2014 Incentive Plan”) in 2014. An aggregate of 1,571,120 shares of common stock were initially reserved for issuance pursuant to the 2014 Incentive Plan. The 2014 Incentive Plan is administered by the Board of Directors, which determines, subject to the provisions of the 2014 Incentive Plan, the employees, directors or consultants to whom incentives are awarded. On May 16, 2017, the Company approved an amendment to the 2014 Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,800,000 shares. As of December 31, 2018, 2,015,920 shares of common stock were available for issuance pursuant to the 2014 Incentive Plan.

On March 9, 2017, the Company granted 38,000 shares of fully vested common stock to each of its five non-employee directors. Additionally, on March 9, 2017, the Company issued 408,000 shares of restricted common stock under the 2014 Incentive Plan, which vest annually on each December 31 over a three year period.

For the years ended December 31, 2018, 2017 and 2016, the Company withheld 28,989, 76,385 and 65,089 common shares, respectively, to satisfy tax withholding obligations.

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

The Company recognized $3.9 million, $7.5 million, and $8.8 million in stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, related to the 2014 Incentive Plan. As of December 31, 2018, there was $1.9 million of unrecognized compensation expense related to unvested restricted stock grants, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years.

A summary of share activity under the 2014 Incentive Plan is set forth below:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	522,175	$23.22
Granted	446,000	8.60
Vested	(402,267)	18.49
Forfeitures	(217,053)	17.27
Unvested at December 31, 2017	348,855	$13.69
Granted	196,000	11.47
Vested	(286,817)	14.19
Forfeitures	(76,213)	14.44
Unvested at December 31, 2018	181,825	$10.20

The total grant date fair value of restricted common stock vested during the year ended December 31, 2018 was $4.1 million.

The Company’s policy is to recognize forfeitures as they occur rather than estimating future forfeitures.

Employee Stock Purchase Plan

On May 19, 2015, the Company’s shareholders approved the Company’s Employee Stock Purchase Plan, as amended (“ESPP”), which was adopted by the Board of Directors in the fourth quarter of 2014. On May 16, 2017, the Company approved an amendment to the ESPP to increase the number of shares reserved for issuance thereunder by 250,000 shares. As of December 31, 2018, 297,204 shares of common stock were available for issuance pursuant to the ESPP.

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

In 2018, 2017 and 2016, the Company issued 48,396; 97,589 and 44,174 shares of the Company’s common stock, respectively, in connection with employee deductions contributed to the ESPP.

At both December 31, 2018 and 2017, the Company recorded a liability of $0.2 million related to employee deductions contributed during the July 1, 2018 and December 31, 2018 and the July 1, 2017 through December 31, 2017 periods, respectively.

For the years ended December 31, 2018, 2017 and 2016 the Company recognized $0.1 million, $0.2 million and $0.3 million of compensation expense related to the ESPP, respectively.

On January 10, 2019, the Company issued 116,032 shares of the Company’s common stock in connection with employee deductions of $0.1 million contributed in the July 1, 2018 through December 31, 2018 ESPP option period.

12. Qualified 401(k) Savings Plan

The Company has a qualified 401(k) savings plan (the “Plan”) which provides for eligible employees (as defined) to make voluntary contributions to the Plan. The Company makes contributions to the Plan based upon the participants’ level of participation, which is fully vested at the time of contribution. For the years ended December 31, 2018, 2017 and 2016 the Company contributions under this Plan were $1.4 million, $0.9 million and $0.8 million, respectively.

13. Income Taxes

Income tax (benefit) expense consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017 Restated	2016 Restated
Current
Federal	$(5,447)	$1,150	$(456)
State	(438)	1,244	1,042
Total current tax expense	(5,885)	2,394	586
Deferred:
Federal	(529)	(3,476)	2,782
State	3,410	(660)	(1,023)
Total deferred tax (benefit) expense	2,881	(4,136)	1,759
Total income tax (benefit) expense	$(3,004)	$(1,742)	$2,345

 The Company’s effective income tax rate for the years ended December 31, 2018, 2017 and 2016 reconciles with the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017 Restated	2016 Restated
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.9	1.8	1.9
Effect of Tax Cuts and Jobs Act	-	(38.1)	-
Non-deductible expenses	(0.5)	(1.8)	(0.6)
Stock compensation adjustment	(0.8)	(8.1)	(4.6)
Return to provision adjustment	4.0	(0.1)	-
Change in valuation allowance	(27.4)	20.3	(41.1)
Other differences	0.1	0.1	(0.4)
Effective income tax rate on income before taxes	4.3%	9.1%	(9.8)%

The difference between the Company’s effective tax rate and federal statutory rate for 2018 is 16.7%, which is primarily due to the valuation allowance recorded against Federal and certain state deferred tax assets, state income taxes, and change in prior year estimates associated with the filing of 2017 income tax returns.

Deferred income tax assets (liabilities) are comprised of the following at December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017 Restated
Employee compensation	$1,786	$1,839
Operating loss carryforwards	27,147	2,894
Business interest limitation	8,295	-
Accrued litigation	2,088	5,517
Accounts receivable	-	8,059
Tax credits	332	-
Acquisition related costs	1,438	1,255
Property, equipment and amortization	3,301	2,377
Other	1,337	-
Valuation allowance	(34,722)	(15,091)
Total deferred tax assets	11,002	6,850
Goodwill and other intangible property	(8,891)	(5,130)
Other	(512)	-
Accounts receivable	(2,826)	(70)
Total deferred tax liabilities	(12,229)	(5,200)
Net deferred tax (liabilities) assets	$(1,227)	$1,650

At December 31, 2018, the Company has federal and state income tax NOL carryforwards of $87.5 million and $8.7 million, of which $17.0 million will expire between 2027 and 2038. The remaining $70.5 million will carry forward indefinitely subject to annual taxable income limitations.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $34.7 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Overall, the Company’s valuation allowance increased by approximately $19.6 million during the year ended December 31, 2018.

The Company had no uncertain tax positions as of December 31, 2018 and 2017, respectively. Generally, for federal and state purposes, the Company's 2013 through 2018 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Internal Revenue Service is currently examining the Company’s 2013 and 2014 tax returns. The results of such examination and impact on the Company’s results of operation are not known at this time. The Company has not been notified of any state income tax examinations. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act”. This legislation created significant changes in U.S. tax law, including a reduction in corporate tax rates, changes to net operating loss carryforwards and carrybacks, a limitation on the amount of deductible business interest expense, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax periods beginning after December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the legislation. At December 31, 2017, the Company recorded a discrete net tax expense of $3.5 million related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to reduction in the federal tax rate. The Company completed its accounting under SAB 118 in the fourth quarter and recorded no provisional adjustment to the amount recorded at December 31, 2017.

14. Fair Value of Financial Instruments

The carrying amounts reported at December 31, 2018 and 2017 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The fair value of the Company’s revolving line of credit is categorized as Level 2.

The Company has debt with variable and fixed interest rates. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using other Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at December 31, 2018 and 2017.

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

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. The Company analyzes long-lived assets on an annual basis for any triggering events that would necessitate an impairment test. No impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016.

15. Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through June 2025. Commercial properties under operating leases primarily include space required to perform client services and space for administrative facilities. Rent expense was $10.4 million, $7.5 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recognizes rent expense on a straight line basis with the difference between rent expense and rent paid recorded as deferred rent. Such amount is included in accrued liabilities in the consolidated balance sheets.

The future minimum lease payments under non-cancelable operating leases with remaining terms of one or more years as of December 31, 2018 consisted of the following (in thousands):

Years ending December 31,	Annual Payment
2019	$11,722
2020	9,896
2021	8,816
2022	8,116
2023	7,635
Thereafter	38,357
Total	$84,542

Litigation

RSG Litigation

On June 30, 2017, Jeffrey Smith, Abhilash Patel and certain of their affiliates (“Plaintiffs”) filed a lawsuit in the Superior Court of the State of California in Los Angeles County against the Company, AAC, Sober Media Group, LLC, and certain of the Company’s current and former officers (Jeffrey Smith, Abhilash Patel v. American Addiction Centers, Inc. et al.) (the “Smith Litigation). Plaintiffs are former owners of Referral Solutions Group, LLC (RSG) and Taj Media, LLC, which were acquired by the Company in July 2015. The plaintiffs generally alleged that, in connection with the Company’s acquisition, the defendants violated California securities laws and further allege intentional misrepresentation, common law fraud, equitable fraud, promissory estoppel, civil conspiracy to conceal an investigation and civil conspiracy to conceal profitability. On November 21, 2018, the Company entered into a settlement (the “Settlement”) with Plaintiffs providing that (i) the Company pay Plaintiffs an aggregate of $8,000,000 (the “Settlement Payment”) in payments to be made throughout 2019, (ii) mutual exchange of releases, (iii) dismissal of the litigation and (iv) other non-monetary terms. In connection with the Settlement, the Company also agreed to release its former officer and director, Jerrod N. Menz (“Menz”) from his agreement to contribute 300,000 shares to the settlement of a previously settled securities class action lawsuit in exchange for Menz releasing his claim for indemnification arising out of the Smith Litigation.

SEC Matter

The Company provided general accounting, finance and governance documentation in response to a subpoena received from the SEC in March 2018. Following this initial document request, the Commission requested additional information pertaining to the Company’s accounting for partial payments from insurance companies, where the Company is continuing to pursue additional collections for the estimated balance. Beginning in the third quarter of 2018, the Company’s Audit Committee initiated a review of the Company’s accounting for these partial payments. The Audit Committee has completed this review. In connection with this review, the Audit Committee determined that the Company’s change in estimate of the collectability of accounts receivable relating to partial payments was appropriate. See “Note 2. Basis of Presentation and Recently Issued Accounting Pronouncements—Change in Accounting Estimate.” The Commission’s investigation is ongoing, and the Company is continuing to fully cooperate on this matter. The Commission’s investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred. At this time, the Company is unable to predict the final outcome of this matter or what impact it might have on the Company’s consolidated financial position, results of operations or cash flows.

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

16. Related Parties

 An entity beneficially owned by Mr. Cartwright, the Company’s Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to a written lease agreement. The Company pays an hourly rate for use of the airplane as well as fuel and certain maintenance costs. For the years ended December 31, 2018, 2017 and 2016, the Company made aggregate payments to the related entity for use of the airplane of approximately $1.2 million, $1.0 million and $0.9 million, respectively.

17. Unaudited Quarterly Information (Restated)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2018 and 2017, as restated to reflect adjustments to our previously issued financial statements as more fully discussed in Note 2A, Restatement of Previously Issued Financial Statements. The following data should be read in conjunction with Note 2A in order to fully understand factors that may affect the comparability of the financial data.

Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31, Restated	June 30, Restated	September 30, Restated	December 31,
	(In thousands except share data)
2018:
Revenue	$81,187	$88,094	$69,034	$57,448	(a)
Net loss	$(837)	$(3,592)	$(23,844)	$(38,445)	(a),(b)
Net income (loss) available to AAC Holdings, Inc. common stockholders	$1,056	$(1,602)	$(22,181)	$(36,677)	(a),(b)
Basic net loss per share	$0.04	$(0.07)	$(0.92)	$(1.52)
Diluted net loss per share	$0.04	$(0.07)	$(0.92)	$(1.52)

	Quarter Ended
	March 31, Restated	June 30, Restated	September 30, Restated	December 31, Restated
2017:	(In thousands except share data)
Revenue	$73,039	$78,042	$80,424	$86,136
Net (loss) income	$(766)	$158	$715	$(17,488)	(c)
Net (loss) income available to AAC Holdings, Inc. common stockholders	$275	$1,140	$1,841	$(16,129)	(c)
Basic net (loss) income per share	$0.01	$0.05	$0.08	$(0.69)
Diluted net (loss) income per share	$0.01	$0.05	$0.08	$(0.69)

(a) Refer to Note 2 – Basis of Presentation to the Notes to the Consolidated Financial Statements.

(b) Refer to Note 15 – Commitments and Contingencies to the Notes to the Consolidated Financial Statements.

(c) Fourth quarter results include a $23.3 million litigation settlement expense related to the estimated settlement of the Tennessee class action litigation and the Nevada derivative litigation matters.

The following tables present our quarterly historical consolidated financial data as of the dates and for the periods indicated. The quarterly financial data set forth below have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Note 2A, Restatement of Previously Issued Financial Statements. The following data should be read in conjunction with Note 2A in order to fully understand factors that may affect the comparability of the financial data.

The initial application of Topic 606 caused no impact to the beginning balances of the Company’s consolidated financial statements as of January 1, 2018. The restated impact of the Adoption of Topic 606 on the Company’s Condensed Consolidated Statements of Operations for the first three quarters of 2018 was as follows (in thousands):

	Three Months Ended March 31, 2018 Restated
	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$78,630	$82,481	$(3,851)
Non-client related revenue	2,557	2,798	(241)
Provision for doubtful accounts	-	4,092	(4,092)

	Three Months Ended June 30, 2018 Restated
	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$84,620	$96,150	$(11,530)
Non-client related revenue	3,474	3,616	(142)
Provision for doubtful accounts	366	12,038	(11,672)

	Three Months Ended September 30, 2018 Restated
	As Reported	Previous Accounting Guidance	Impact of Adopting Topic 606
Client related revenue	$66,107	$81,626	$(15,519)
Non-client related revenue	2,927	3,029	(102)
Provision for doubtful accounts	-	15,621	(15,621)

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2016, restated	$69,460
Additions charged to provision for doubtful accounts	4,403
Accounts written off, net of recoveries	(680)
Balance at March 31, 2017, restated	$73,183
Additions charged to provision for doubtful accounts	6,261
Accounts written off, net of recoveries	(2,231)
Balance at June 30, 2017, restated	$77,213
Additions charged to provision for doubtful accounts	7,406
Accounts written off, net of recoveries	(2,239)
Balance at September 30, 2017, restated	$82,380

Income Taxes

The provision for income taxes for the three months ended September 30, 2018 and 2017 reflects an income tax benefit of $1.1 million and expense of $0.7 million, respectively, at an effective tax rate of 4.3% and 50.9%, respectively. The increase in income tax benefit from the comparable period in 2017 and the change in the effective tax rate is primarily related to the change in loss before income tax benefit as well as tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

The provision for income taxes for the three months ended June 30, 2018 and 2017 reflects an income tax benefit of $0.2 million and expense of $0.7 million, respectively, at an effective tax rate of 4.3% and 82.4%, respectively. The increase in income tax benefit from the comparable period in 2017 and the change in the effective tax rate is primarily related to the change in loss before income tax benefit as well as tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

The provision for income taxes for the three months ended March 31, 2018 and 2017 reflects an income tax benefit of $0.0 million and expense of $0.7 million, respectively, at an effective tax rate of 4.3% and (2,910.0%), respectively. The increase in income tax benefit from the comparable period in 2017 and the change in the effective tax rate is primarily related to the change in loss before income tax benefit as well as tax treatment of stock compensation, litigation settlement expense and the effect of the Tax Cuts and Jobs Act.

AAC Holdings, Inc.

Unaudited Consolidated Statement of Operations

For the Three Months Ended September 30, 2018

(Dollars in thousands, except share data)

	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$74,477	$(8,370)	$66,107
Non-client related revenue	2,996	(69)	2,927
Total revenues	77,473	(8,439)	69,034

Operating expenses
Salaries, wages and benefits	44,831	-	44,831
Client related services	8,594	-	8,594
Provision for doubtful accounts	-	-	-
Advertising and marketing	3,037	-	3,037
Professional fees	5,697	-	5,697
Other operating expenses	12,833	-	12,833
Rentals and leases	2,760	-	2,760
Litigation settlement	100	-	100
Depreciation and amortization	5,573	-	5,573
Acquisition-related expenses	1,058	(947)	111
Total operating expenses	84,483	(947)	83,536
Loss from operations	(7,010)	(7,492)	(14,502)
Interest expense, net (including change in fair value of interest rate swaps of $0, respectively)	8,738	-	8,738
Loss on contingent consideration	-	947	947
Other expense, net	732	-	732
Loss before income tax expense	(16,480)	(8,439)	(24,919)
Income tax benefit	(3,324)	2,249	(1,075)
Net loss	(13,156)	(10,688)	(23,844)
Less: net loss attributable to noncontrolling interest	1,663	-	1,663
Net loss attributable to AAC Holdings, Inc. common stockholders	$(11,493)	$(10,688)	$(22,181)

Basic loss per common share	$(0.47)		$(0.92)
Diluted loss per common share	$(0.47)		$(0.92)
Weighted-average common shares outstanding:
Basic	24,205,159		24,205,159
Diluted	24,205,159		24,205,159

AAC Holdings, Inc.

Unaudited Consolidated Statement of Operations

For the Three Months Ended June 30, 2018

(Dollars in thousands, except share data)

	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$83,293	$1,327	$84,620
Non-client related revenue	3,468	6	3,474
Total revenues	86,761	1,333	88,094

Operating expenses
Salaries, wages and benefits	46,850	-	46,850
Client related services	8,393	-	8,393
Provision for doubtful accounts	366	-	366
Advertising and marketing	2,584	-	2,584
Professional fees	4,950	-	4,950
Other operating expenses	12,194	-	12,194
Rentals and leases	2,563	-	2,563
Litigation settlement	244	-	244
Depreciation and amortization	5,909	-	5,909
Acquisition-related expenses	-	176	176
Total operating expenses	84,053	176	84,229
Income from operations	2,708	1,157	3,865
Interest expense, net (including change in fair value of interest rate swaps of $0, respectively)	7,893	-	7,893
Gain on contingent consideration	-	(176)	(176)
Other income, net	(98)	-	(98)
Loss before income tax expense	(5,087)	1,333	(3,754)
Income tax benefit	(84)	(78)	(162)
Net loss	(5,003)	1,411	(3,592)
Less: net loss attributable to noncontrolling interest	1,990	-	1,990
Net loss attributable to AAC Holdings, Inc. common stockholders	$(3,013)	$1,411	$(1,602)

Basic loss per common share	$(0.12)		$(0.07)
Diluted loss per common share	$(0.12)		$(0.07)
Weighted-average common shares outstanding:
Basic	24,166,976		24,166,976
Diluted	24,166,976		24,166,976

AAC Holdings, Inc.

Unaudited Consolidated Statement of Operations

For the Three Months Ended March 31, 2018

(Dollars in thousands, except share data)

	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$75,923	$2,707	$78,630
Non-client related revenue	2,550	7	2,557
Total revenues	78,473	2,714	81,187

Operating expenses
Salaries, wages and benefits	40,084	-	40,084
Client related services	7,747	-	7,747
Provision for doubtful accounts	-	-	-
Advertising and marketing	2,599	-	2,599
Professional fees	3,650	-	3,650
Other operating expenses	10,588	-	10,588
Rentals and leases	2,116	-	2,116
Litigation settlement	2,791	-	2,791
Depreciation and amortization	5,464	-	5,464
Acquisition-related expenses	305	-	305
Total operating expenses	75,344	-	75,344
Income from operations	3,129	2,714	5,843
Interest expense, net (including change in fair value of interest rate swaps of $0, respectively)	6,709	-	6,709
Gain on contingent consideration	-	-	-
Other expense, net	9	-	9
Loss before income tax expense	(3,589)	2,714	(875)
Income tax benefit	(1,494)	1,456	(38)
Net loss	(2,095)	1,258	(837)
Less: net loss attributable to noncontrolling interest	1,893	-	1,893
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(202)	$1,258	$1,056

Basic (loss) earnings per common share	$(0.01)		$0.04
Diluted (loss) earnings per common share	$(0.01)		$0.04
Weighted-average common shares outstanding:
Basic	23,744,208		23,744,208
Diluted	23,744,208		23,781,604

AAC Holdings, Inc.

Unaudited Consolidated Statement of Operations

For the Three Months Ended September 30, 2017

(Dollars in thousands, except share data)

	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$77,948	$-	$77,948
Non-client related revenue	2,476	-	2,476
Total revenues	80,424	-	80,424

Operating expenses
Salaries, wages and benefits	36,709	-	36,709
Client related services	6,598	-	6,598
Provision for doubtful accounts	9,682	(2,276)	7,406
Advertising and marketing	3,074	-	3,074
Professional fees	3,641	-	3,641
Other operating expenses	8,306	-	8,306
Rentals and leases	2,105	-	2,105
Litigation settlement	-	-	-
Depreciation and amortization	5,218	-	5,218
Acquisition-related expenses	370	-	370
Total operating expenses	75,703	(2,276)	73,427
Income from operations	4,721	2,276	6,997
Interest expense, net (including change in fair value of interest rate swaps of $0, respectively)	5,492	-	5,492
Loss on extinguishment of debt	-	-	-
Gain on contingent consideration	-	-	-
Other expense, net	49	-	49
(Loss) income before income tax expense	(820)	2,276	1,456
Income tax expense (benefit)	(456)	1,197	741
Net (loss) income	(364)	1,079	715
Less: net loss attributable to noncontrolling interest	1,126	-	1,126
Net income attributable to AAC Holdings, Inc. common stockholders	$762	$1,079	$1,841

Basic earnings per common share	$0.03		$0.08
Diluted earnings per common share	$0.03		$0.08
Weighted-average common shares outstanding:
Basic	23,331,414		23,331,414
Diluted	23,469,985		23,469,985

AAC Holdings, Inc.

Unaudited Consolidated Statement of Operations

For the Three Months Ended June 30, 2017

(Dollars in thousands, except share data)

	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$75,692	$-	$75,692
Non-client related revenue	2,350	-	2,350
Total revenues	78,042	-	78,042

Operating expenses
Salaries, wages and benefits	34,508	-	34,508
Client related services	6,646	-	6,646
Provision for doubtful accounts	9,496	(3,235)	6,261
Advertising and marketing	3,266	-	3,266
Professional fees	3,039	-	3,039
Other operating expenses	8,199	-	8,199
Rentals and leases	1,849	-	1,849
Litigation settlement	-	-	-
Depreciation and amortization	5,058	-	5,058
Acquisition-related expenses	42	-	42
Total operating expenses	72,103	(3,235)	68,868
Income from operations	5,939	3,235	9,174
Interest expense, net (including change in fair value of interest rate swaps of ($25), respectively)	2,846	-	2,846
Loss on extinguishment of debt	5,435	-	5,435
Gain on contingent consideration	-	-	-
Other income, net	6	-	6
(Loss) income before income tax expense	(2,336)	3,235	899
Income tax expense	562	179	741
Net (loss) income	(2,898)	3,056	158
Less: net loss attributable to noncontrolling interest	982	-	982
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(1,916)	$3,056	$1,140

Basic (loss) earnings per common share	$(0.08)		$0.05
Diluted (loss) earnings per common share	$(0.08)		$0.05
Weighted-average common shares outstanding:
Basic	23,242,177		23,242,177
Diluted	23,242,177		23,254,162

AAC Holdings, Inc.

Unaudited Consolidated Statement of Operations

For the Three Months Ended March 31, 2017

(Dollars in thousands, except share data)

	As Previously Reported	Adjustments	Restated
Revenues
Client related revenue	$71,219	$-	$71,219
Non-client related revenue	1,820	-	1,820
Total revenues	73,039	-	73,039

Operating expenses
Salaries, wages and benefits	36,772	-	36,772
Client related services	6,378	-	6,378
Provision for doubtful accounts	6,587	(2,184)	4,403
Advertising and marketing	3,775	-	3,775
Professional fees	2,642	-	2,642
Other operating expenses	8,789	-	8,789
Rentals and leases	1,885	-	1,885
Litigation settlement	-	-	-
Depreciation and amortization	5,469	-	5,469
Acquisition-related expenses	183	-	183
Total operating expenses	72,480	(2,184)	70,296
Income from operations	559	2,184	2,743
Interest expense, net (including change in fair value of interest rate swaps of ($83), respectively)	2,734	-	2,734
Loss on extinguishment of debt	-	-	-
Gain on contingent consideration	-	-	-
Other expense, net	34	-	34
Loss before income tax expense	(2,209)	2,184	(25)
Income tax (benefit) expense	(565)	1,306	741
Net loss	(1,644)	878	(766)
Less: net loss attributable to noncontrolling interest	1,041	-	1,041
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(603)	$878	$275

Basic (loss) earnings per common share	$(0.03)		$0.01
Diluted (loss) earnings per common share	$(0.03)		$0.01
Weighted-average common shares outstanding:
Basic	23,163,626		23,163,626
Diluted	23,163,626		23,174,899

AAC Holdings, Inc.

Unaudited Consolidated Balance Sheet

September 30, 2018

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$5,259	$-	$5,259
Accounts receivable, net of allowances	94,583	(34,744)	59,839
Prepaid expenses and other current assets	5,547	-	5,547
Total current assets	105,389	(34,744)	70,645
Property and equipment, net	166,345	-	166,345
Goodwill	198,952	-	198,952
Intangible assets, net	12,561	-	12,561
Deferred tax assets, net	13,042	(10,118)	2,924
Other assets	10,679	-	10,679
Total assets	$506,968	$(44,862)	$462,106

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,722	$-	$8,722
Accrued and other current liabilities	31,607	-	31,607
Accrued litigation	-	-	-
Current portion of long-term debt	8,350	-	8,350
Total current liabilities	48,679	-	48,679
Deferred tax liabilities	-	-	-
Long-term debt, net of current portion and debt issuance costs	297,143	-	297,143
Financing lease obligation, net of current portion	24,459	-	24,459
Other long-term liabilities	11,993	-	11,993
Total liabilities	382,274	-	382,274

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,621,653 shares issued and outstanding at September 30, 2018, respectively	25	-	25
Additional paid-in capital	161,209	-	161,209
Retained deficit	(16,168)	(44,862)	(61,030)
Total stockholders’ equity	145,066	(44,862)	100,204
Noncontrolling interest	(20,372)	-	(20,372)
Total stockholders’ equity including noncontrolling interest	124,694	(44,862)	79,832
Total liabilities and stockholders’ equity	$506,968	$(44,862)	$462,106

AAC Holdings, Inc.

Unaudited Consolidated Balance Sheet

June 30, 2018

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$11,353	$-	$11,353
Accounts receivable, net of allowances	97,362	(26,305)	71,057
Prepaid expenses and other current assets	4,638	-	4,638
Total current assets	113,353	(26,305)	87,048
Property and equipment, net	168,373	-	168,373
Goodwill	197,184	-	197,184
Intangible assets, net	13,201	-	13,201
Deferred tax assets, net	9,572	(7,723)	1,849
Other assets	11,069	-	11,069
Total assets	512,752	(34,028)	478,724

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,613	$-	$6,613
Accrued and other current liabilities	30,487	-	30,487
Accrued litigation	-	-	-
Current portion of long-term debt	6,723	-	6,723
Total current liabilities	43,823	-	43,823
Deferred tax liabilities	-	-	-
Long-term debt, net of current portion and debt issuance costs	295,322	-	295,322
Financing lease obligation, net of current portion	24,488	-	24,488
Other long-term liabilities	12,322	-	12,322
Total liabilities	375,955	-	375,955

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,596,675 shares issued and outstanding at June 30, 2018, respectively	25	-	25
Additional paid-in capital	160,156	-	160,156
Retained deficit	(4,675)	(34,028)	(38,703)
Total stockholders’ equity	155,506	(34,028)	121,478
Noncontrolling interest	(18,709)	-	(18,709)
Total stockholders’ equity including noncontrolling interest	136,797	(34,028)	102,769
Total liabilities and stockholders’ equity	$512,752	$(34,028)	$478,724

AAC Holdings, Inc.

Unaudited Consolidated Balance Sheet

March 31, 2018

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$14,341	$-	$14,341
Accounts receivable, net of allowances	99,581	(27,637)	71,944
Prepaid expenses and other current assets	3,354	-	3,354
Total current assets	117,276	(27,637)	89,639
Property and equipment, net	169,744	-	169,744
Goodwill	197,184	-	197,184
Intangible assets, net	13,712	-	13,712
Deferred tax assets, net	9,030	(7,343)	1,687
Other assets	12,468	-	12,468
Total assets	$519,414	$(34,980)	$484,434

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,338	$-	$3,338
Accrued and other current liabilities	34,039	-	34,039
Accrued litigation	1,000	-	1,000
Current portion of long-term debt	7,319	-	7,319
Total current liabilities	45,696	-	45,696
Deferred tax liabilities	-	-	-
Long-term debt, net of current portion and debt issuance costs	296,443	-	296,443
Financing lease obligation, net of current portion	24,515	-	24,515
Other long-term liabilities	12,277	-	12,277
Total liabilities	378,931	-	378,931

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,438,739 shares issued and outstanding at March 31, 2018, respectively	24	-	24
Additional paid-in capital	158,840	-	158,840
Retained deficit	(1,662)	(34,980)	(36,642)
Total stockholders’ equity	157,202	(34,980)	122,222
Noncontrolling interest	(16,719)	-	(16,719)
Total stockholders’ equity including noncontrolling interest	140,483	(34,980)	105,503
Total liabilities and stockholders’ equity	$519,414	$(34,980)	$484,434

AAC Holdings, Inc.

Unaudited Consolidated Balance Sheet

September 30, 2017

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$16,412	$-	$16,412
Accounts receivable, net of allowances	92,547	(33,638)	58,909
Prepaid expenses and other current assets	6,030	-	6,030
Total current assets	114,989	(33,638)	81,351
Property and equipment, net	151,769	-	151,769
Goodwill	134,396	-	134,396
Intangible assets, net	9,169	-	9,169
Deferred tax assets, net	1,579	(1,579)	-
Other assets	5,664	-	5,664
Total assets	$417,566	$(35,217)	$382,349

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,732	$-	$5,732
Accrued and other current liabilities	24,633	-	24,633
Accrued litigation	-	-	-
Current portion of long-term debt	4,736	-	4,736
Total current liabilities	35,101	-	35,101
Deferred tax liabilities	-	4,709	4,709
Long-term debt, net of current portion and debt issuance costs	197,872	-	197,872
Financing lease obligation, net of current portion	24,398	-	24,398
Other long-term liabilities	3,836	-	3,836
Total liabilities	261,207	4,709	265,916

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,021,219 shares issued and outstanding at September 30, 2017, respectively	24	-	24
Additional paid-in capital	152,440	-	152,440
Retained earnings (deficit)	17,362	(39,926)	(22,564)
Total stockholders’ equity	169,826	(39,926)	129,900
Noncontrolling interest	(13,467)	-	(13,467)
Total stockholders’ equity including noncontrolling interest	156,359	(39,926)	116,433
Total liabilities and stockholders’ equity	$417,566	$(35,217)	$382,349

AAC Holdings, Inc.

Unaudited Consolidated Balance Sheet

June 30, 2017

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$10,793	$-	$10,793
Accounts receivable, net of allowances	96,527	(35,914)	60,613
Prepaid expenses and other current assets	4,456	-	4,456
Total current assets	111,776	(35,914)	75,862
Property and equipment, net	148,965	-	148,965
Goodwill	134,396	-	134,396
Intangible assets, net	9,551	-	9,551
Deferred tax assets, net	1,180	(1,180)	-
Other assets	783	-	783
Total assets	$406,651	$(37,094)	$369,557

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,441	$-	$10,441
Accrued and other current liabilities	24,800	-	24,800
Accrued litigation	-	-	-
Current portion of long-term debt	4,503	-	4,503
Total current liabilities	39,744	-	39,744
Deferred tax liabilities	-	3,968	3,968
Long-term debt, net of current portion and debt issuance costs	208,467	-	208,467
Financing lease obligation, net of current portion	-	-	-
Other long-term liabilities	3,782	-	3,782
Total liabilities	251,993	3,968	255,961

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,060,888 shares issued and outstanding at June 30, 2017, respectively	24	-	24
Additional paid-in capital	150,375	-	150,375
Retained earnings (deficit)	16,600	(41,062)	(24,462)
Total stockholders’ equity	166,999	(41,062)	125,937
Noncontrolling interest	(12,341)	-	(12,341)
Total stockholders’ equity including noncontrolling interest	154,658	(41,062)	113,596
Total liabilities and stockholders’ equity	$406,651	$(37,094)	$369,557

AAC Holdings, Inc.

Unaudited Consolidated Balance Sheet

March 31, 2017

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$5,880	$-	$5,880
Accounts receivable, net of allowances	94,144	(39,149)	54,995
Prepaid expenses and other current assets	4,897	-	4,897
Total current assets	104,921	(39,149)	65,772
Property and equipment, net	145,410	-	145,410
Goodwill	134,396	-	134,396
Intangible assets, net	9,953	-	9,953
Deferred tax assets, net	1,316	(1,316)	-
Other assets	626	-	626
Total assets	$396,622	$(40,465)	$356,157

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,711	$-	$13,711
Accrued and other current liabilities	24,865	-	24,865
Accrued litigation	-	-	-
Current portion of long-term debt	10,965	-	10,965
Total current liabilities	49,541	-	49,541
Deferred tax liabilities	-	3,227	3,227
Long-term debt, net of current portion and debt issuance costs	187,456	-	187,456
Financing lease obligation, net of current portion	-	-	-
Other long-term liabilities	4,121	-	4,121
Total liabilities	241,118	3,227	244,345

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,076,469 shares issued and outstanding at March 31, 2017, respectively	24	-	24
Additional paid-in capital	148,323	-	148,323
Retained earnings (deficit)	18,516	(43,692)	(25,176)
Total stockholders’ equity	166,863	(43,692)	123,171
Noncontrolling interest	(11,359)	-	(11,359)
Total stockholders’ equity including noncontrolling interest	155,504	(43,692)	111,812
Total liabilities and stockholders’ equity	$396,622	$(40,465)	$356,157

AAC Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended, September 30, 2018

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(20,254)	$(8,019)	$(28,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	366	-	366
Depreciation and amortization	16,946	-	16,946
Equity compensation	3,104	-	3,104
Loss on disposal of property and equipment	1,000	-	1,000
Loss on extinguishment of debt	-	-	-
Loss on contingent consideration	-	771	771
Amortization of debt issuance costs	2,077	-	2,077
Deferred income taxes	(5,032)	3,627	(1,405)
Changes in operating assets and liabilities:
Accounts receivable	3,503	4,392	7,895
Prepaid expenses and other assets	(461)	-	(461)
Accounts payable	645	-	645
Accrued and other current liabilities	2,207	(771)	1,436
Accrued litigation	(23,300)	-	(23,300)
Other long-term liabilities	(559)	-	(559)
Net cash (used in) provided by operating activities	(19,758)	-	(19,758)
Cash flows from investing activities:
Purchase of property and equipment	(15,458)	-	(15,458)
Acquisition of subsidiaries	(65,827)	-	(65,827)
Change in funds held on acquisition	-	-	-
Net cash used in investing activities	(81,285)	-	(81,285)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	-	-	-
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	-	-	-
Payments on 2017 Credit Facility	(5,172)	-	(5,172)
Proceeds from 2017 Credit Facility, net of deferred financing costs	99,286	-	99,286
Proceeds from financing lease obligation, net of deferred financing costs	-	-	-
Payments on capital leases and other	(563)	-	(563)
Payments on AdCare Note	(500)	-	(500)
Repayment of long-term debt — related party	-	-	-
Change in funds held on acquisition	-	-	-
Payment of employee taxes for net share settlement	(567)	-	(567)
Net cash provided by financing activities	92,484	-	92,484
Net change in cash and cash equivalents	(8,559)	-	(8,559)
Cash and cash equivalents, beginning of period	13,818	-	13,818
Cash and cash equivalents, end of period	$5,259	$-	$5,259

AAC Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended, June 30, 2018

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(7,098)	$2,669	$(4,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	366	-	366
Depreciation and amortization	11,373	-	11,373
Equity compensation	2,159	-	2,159
Loss on disposal of property and equipment	34	-	34
Loss on extinguishment of debt	-	-	-
Gain on contingent consideration	-	(176)	(176)
Amortization of debt issuance costs	1,357	-	1,357
Deferred income taxes	(1,562)	1,378	(184)
Changes in operating assets and liabilities:
Accounts receivable	724	(4,047)	(3,323)
Prepaid expenses and other assets	1,475	-	1,475
Accounts payable	(1,464)	-	(1,464)
Accrued and other current liabilities	457	176	633
Accrued litigation	(23,300)	-	(23,300)
Other long-term liabilities	(230)	-	(230)
Net cash (used in) provided by operating activities	(15,709)	-	(15,709)
Cash flows from investing activities:
Purchase of property and equipment	(11,196)	-	(11,196)
Acquisition of subsidiaries	(65,185)	-	(65,185)
Change in funds held on acquisition	-	-	-
Net cash used in investing activities	(76,381)	-	(76,381)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	-	-	-
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	-	-	-
Payments on 2017 Credit Facility	(3,448)	-	(3,448)
Proceeds from 2017 Credit Facility, net of deferred financing costs	94,286	-	94,286
Proceeds from financing lease obligation, net of deferred financing costs	-	-	-
Payments on capital leases and other	(440)	-	(440)
Payments on AdCare Note	(250)	-	(250)
Repayment of long-term debt — related party	-	-	-
Change in funds held on acquisition	-	-	-
Payment of employee taxes for net share settlement	(523)	-	(523)
Net cash provided by financing activities	89,625	-	89,625
Net change in cash and cash equivalents	(2,465)	-	(2,465)
Cash and cash equivalents, beginning of period	13,818	-	13,818
Cash and cash equivalents, end of period	$11,353	$-	$11,353

AAC Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended, March 31, 2018

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net Income (loss)	$(2,095)	$1,258	$(837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	-	-	-
Depreciation and amortization	5,464	-	5,464
Equity compensation	798	-	798
Loss on disposal of property and equipment	34	-	34
Loss on extinguishment of debt	-	-	-
Gain (loss) on contingent consideration	-	-	-
Amortization of debt issuance costs	637	-	637
Deferred income taxes	(1,020)	1,456	436
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	(2,714)	(3,843)
Prepaid expenses and other assets	1,485	-	1,485
Accounts payable	(4,739)	-	(4,739)
Accrued and other current liabilities	4,141	-	4,141
Accrued litigation	(22,300)	-	(22,300)
Other long-term liabilities	(275)	-	(275)
Net cash (used in) provided by operating activities	(18,999)	-	(18,999)
Cash flows from investing activities:
Purchase of property and equipment	(7,305)	-	(7,305)
Acquisition of subsidiaries	(65,185)	-	(65,185)
Change in funds held on acquisition	-	-	-
Net cash used in investing activities	(72,490)	-	(72,490)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	-	-	-
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	-	-	-
Payments on 2017 Credit Facility	(1,724)	-	(1,724)
Proceeds from 2017 Credit Facility, net of deferred financing costs	94,432	-	94,432
Proceeds from financing lease obligation, net of deferred financing costs	-	-	-
Payments on capital leases and other	(221)	-	(221)
Payments on AdCare Note	-	-	-
Repayment of long-term debt — related party	-	-	-
Change in funds held on acquisition	-	-	-
Payment of employee taxes for net share settlement	(475)	-	(475)
Net cash provided by financing activities	92,012	-	92,012
Net change in cash and cash equivalents	523	-	523
Cash and cash equivalents, beginning of period	13,818	-	13,818
Cash and cash equivalents, end of period	$14,341	$-	$14,341

AAC Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended, September 30, 2017

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net Income (loss)	$(4,906)	$5,013	$107
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	25,765	(7,695)	18,070
Depreciation and amortization	15,745	-	15,745
Equity compensation	6,048	-	6,048
Loss on disposal of property and equipment	-	-	-
Loss on extinguishment of debt	5,435	-	5,435
Gain on contingent consideration	-	-	-
Amortization of debt issuance costs	949	-	949
Deferred income taxes	(981)	2,682	1,701
Changes in operating assets and liabilities:
Accounts receivable	(30,978)	-	(30,978)
Prepaid expenses and other assets	(703)	-	(703)
Accounts payable	(3,423)	-	(3,423)
Accrued and other current liabilities	1,171	-	1,171
Accrued litigation	165	-	165
Other long-term liabilities	(257)	-	(257)
Net cash (used in) provided by operating activities	14,030	-	14,030
Cash flows from investing activities:
Purchase of property and equipment	(27,186)	-	(27,186)
Acquisition of subsidiaries	-	-	-
Change in funds held on acquisition	-	-	-
Net cash used in investing activities	(27,186)	-	(27,186)
Cash flows from financing activities:
Payments on 2015 Credit Facility and Deerfield Facility	(211,094)	-	(211,094)
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	18,000	-	18,000
Payments on 2017 Credit Facility	(15,813)	-	(15,813)
Proceeds from 2017 Credit Facility, net of deferred financing costs	211,494	-	211,494
Proceeds from financing lease obligation, net of deferred financing costs	24,617	-	24,617
Payments on capital leases and other	(596)	-	(596)
Payments on AdCare Note	-	-	-
Repayment of long-term debt — related party	-	-	-
Change in funds held on acquisition	-	-	-
Payment of employee taxes for net share settlement	(1,004)	-	(1,004)
Net cash provided by financing activities	25,604	-	25,604
Net change in cash and cash equivalents	12,448	-	12,448
Cash and cash equivalents, beginning of period	3,964	-	3,964
Cash and cash equivalents, end of period	$16,412	$-	$16,412

AAC Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended, June 30, 2017

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net Income (loss)	$(4,542)	$3,934	$(608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	16,083	(5,419)	10,664
Depreciation and amortization	10,527	-	10,527
Equity compensation	4,189	-	4,189
Loss on disposal of property and equipment	-	-	-
Loss on extinguishment of debt	5,435	-	5,435
Gain on contingent consideration	-	-	-
Amortization of debt issuance costs	364	-	364
Deferred income taxes	(582)	1,485	903
Changes in operating assets and liabilities:
Accounts receivable	(25,276)	-	(25,276)
Prepaid expenses and other assets	690	-	690
Accounts payable	1,286	-	1,286
Accrued and other current liabilities	526	-	526
Accrued litigation	-	-	-
Other long-term liabilities	(311)	-	(311)
Net cash (used in) provided by operating activities	8,389	-	8,389
Cash flows from investing activities:
Purchase of property and equipment	(18,665)	-	(18,665)
Acquisition of subsidiaries	-	-	-
Change in funds held on acquisition	-	-	-
Net cash used in investing activities	(18,665)	-	(18,665)
Cash flows from financing activities:
Proceeds from 2017 Revolving Facility, net of debt issuance costs	9,169	-	9,169
Proceeds from 2017 Term Loan, net of debt issuance costs	202,325	-	202,325
Payments on 2015 Credit Facility and Deerfield Facility	(193,094)	-	(193,094)
Payments on 2017 Credit Facility	-	-	-
Proceeds from 2017 Credit Facility, net of deferred financing costs	-	-	-
Proceeds from financing lease obligation, net of deferred financing costs	-	-	-
Payments on capital leases and other	(400)	-	(400)
Payments on AdCare Note	-	-	-
Repayment of long-term debt — related party	-	-	-
Change in funds held on acquisition	-	-	-
Payment of employee taxes for net share settlement	(895)	-	(895)
Net cash provided by financing activities	17,105	-	17,105
Net change in cash and cash equivalents	6,829	-	6,829
Cash and cash equivalents, beginning of period	3,964	-	3,964
Cash and cash equivalents, end of period	$10,793	$-	$10,793

AAC Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended, March 31, 2017

(Dollars in thousands)

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net Income (loss)	$(1,644)	$878	$(766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	6,587	(2,184)	4,403
Depreciation and amortization	5,469	-	5,469
Equity compensation	2,137	-	2,137
Loss on disposal of property and equipment	-	-	-
Loss on extinguishment of debt	-	-	-
Gain on contingent consideration	-	-	-
Amortization of debt issuance costs	173	-	173
Deferred income taxes	(718)	1,306	588
Changes in operating assets and liabilities:
Accounts receivable	(13,397)	-	(13,397)
Prepaid expenses and other assets	406	-	406
Accounts payable	4,556	-	4,556
Accrued and other current liabilities	759	-	759
Accrued litigation	-	-	-
Other long-term liabilities	28	-	28
Net cash (used in) provided by operating activities	4,356	-	4,356
Cash flows from investing activities:
Purchase of property and equipment	(10,687)	-	(10,687)
Acquisition of subsidiaries	-	-	-
Change in funds held on acquisition	-	-	-
Net cash used in investing activities	(10,687)	-	(10,687)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	11,679	-	11,679
Payments on 2015 Credit Facility and Deerfield Facility	-	-	-
Proceeds from 2015 Credit Facility and Deerfield Facility, net of deferred financing costs	-	-	-
Payments on 2017 Credit Facility	-	-	-
Proceeds from 2017 Credit Facility, net of deferred financing costs	-	-	-
Proceeds from financing lease obligation, net of deferred financing costs	-	-	-
Payments on capital leases and other	(2,537)	-	(2,537)
Payments on AdCare Note	-	-	-
Repayment of long-term debt — related party	-	-	-
Change in funds held on acquisition	-	-	-
Payment of employee taxes for net share settlement	(895)	-	(895)
Net cash provided by financing activities	8,247	-	8,247
Net change in cash and cash equivalents	1,916	-	1,916
Cash and cash equivalents, beginning of period	3,964	-	3,964
Cash and cash equivalents, end of period	$5,880	$-	$5,880

Comparison of the Three Months Ended September 30, 2018 (Restated) to the Three Months Ended September 30, 2017 (Restated)

The following discussion sets forth the effects of the restatement for both periods on the affected line items within our previously reported interim Consolidated Statements of Operations.

Client Related Revenue

Client related revenue decreased $11.8 million, or 15.2%, to $66.1 million for the three months ended September 30, 2018 from $77.9 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, we recorded a change in accounting estimate which reduced revenue by $6.0 million. Excluding the change in accounting estimate, client related revenue, decreased $5.8 million, or 7.5%, to $72.1 million for the three months ended September 30, 2018 from $77.9 million for the three months ended September 30, 2017. The decrease in client related revenue was primarily due to a 17.6% decrease in ADR, excluding the change in accounting estimate, from the three months ended September 30, 2018 compared to the three months ended September 30, 2017, offset partially by the full quarter benefit of revenue from AdCare, which was acquired on March 1, 2018.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to serve potential patients who are seeking treatment. Non-client related revenue increased $0.4 million, or 21.0%, to $2.9 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017.

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

Comparison of the Three Months Ended June 30, 2018 (Restated) to the Three Months Ended June 30, 2017 (Restated)

The following discussion sets forth the effects of the restatement on the affected line items within our previously reported interim Consolidated Statements of Operations.

Client Related Revenue

Client related revenue increased $8.9 million, or 11.8%, to $84.6 million for the three months ended June 30, 2018 from $75.7 million for the three months ended June 30, 2017. The increase in client related revenue was primarily due to a 9.8% increase in ADR from the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as well as the full quarter benefit of revenue from AdCare, which was acquired on March 1, 2018.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to serve potential patients who are seeking treatment. Non-client related revenue increased $1.1 million, or 47.8%, to $3.5 million for the three months ended June 30, 2018 from $2.5 million for the three months ended June 30, 2017.

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

Comparison of the Three Months Ended March 31, 2018 (Restated) to the Three Months Ended March 31, 2017 (Restated)

The following discussion sets forth the effects of the restatement on the affected line items within our previously reported interim Consolidated Statements of Operations.

Client Related Revenue

Client related revenue increased $7.4 million, or 10.4%, to $78.6 million for the three months ended March 31, 2018 from $71.2 million for the three months ended March 31, 2017. The increase in client related revenue was primarily due to a 5.0% increase in ADC and a 45.1% increase in ADR from the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as well as the benefit of revenue from AdCare, which was acquired on March 1, 2018.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to serve potential patients who are seeking treatment. Non-client related revenue increased $0.7 million, or 40.5%, to $2.6 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017.

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

Dated: April 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Cartwright	Chairman and Chief Executive Officer	April 12, 2019
Michael T. Cartwright	(Principal Executive Officer)

/s/ Andrew W. McWilliams	Chief Financial Officer	April 12, 2019
Andrew W. McWilliams	(Principal Financial and Accounting Officer)

/s/ Darrell S. Freeman, Sr.	Lead Independent Director	April 12, 2019
Darrell S. Freeman, Sr.

/s/ Michael J. Blackburn	Director	April 12, 2019
Michael J. Blackburn

/s/ Jerry D. Bostelman	Director	April 12, 2019
Jerry D. Bostelman

/s/ Lucius E. Burch, III	Director	April 12, 2019
Lucius E. Burch, III

/s/ W. Larry Cash	Director	April 12, 2019
W. Larry Cash

/s/ David W. Hillis	Director	April 12, 2019
David W. Hillis

/s/ David C. Kloeppel	Director	April 12, 2019
David C. Kloeppel