Form 10-K/A
period 2018-12-31
AAC Holdings, Inc.
filed 2019-04-30
CIK 1606180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36643

AAC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2496142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Powell Place Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(615) 732-1231

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

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

As of April 24, 2019, there were 25,301,401 shares of the registrant’s Common Stock outstanding.

AAC HOLDINGS, INC.

FORM 10-K/A

Explanatory Note

AAC Holdings, Inc., sometimes referred to as “we,” “our,” “us” and the “Company” is filing this Form 10-K/A (this “Form 10-K/A”) for the purpose of providing the disclosure required by Part III that was not initially included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Form 10-K”). The Original Form 10-K was filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2019. We will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. Accordingly, the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except for the Cover Page, Part III, Part IV, Item 15 and the Exhibit Index, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K. Unless expressly stated, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below is certain biographical information with respect to the individuals who are our directors as of April 24, 2019:

Name and Position	Age	Director Since	Independent	Principal Occupation/Other Directorships
Michael J. Blackburn Director	68	2018	No	Mr. Blackburn is a certified employee assistance professional, licensed alcohol and drug counselor, labor assistance professional and substance abuse professional and is certified in acute traumatic stress management. He formerly served as our Senior Vice President of Business Development, a position that he held from 2012 to December 2017. He previously served as the Partner and Senior Vice President of Treatment Solutions Network (TSN) from 2007 to 2012 until TSN was acquired by us in August 2012. Mr. Blackburn also served as the Director of Members Assistance Program for Teamsters Local 251 in the Providence, Rhode Island area from 2003-2007. Mr. Blackburn served 30 years on the Providence, Rhode Island Fire Department and retired as a Battalion Chief. He remains a member of the Rhode Island Fire and Police Retirees Union. Mr. Blackburn received his certificate in drug and alcohol counseling from the University of Rhode Island. Based on his knowledge of the Company, our business and his extensive experience in the addiction treatment industry, we have determined that Mr. Blackburn is qualified to serve as a director.

Jerry D. Bostelman Director	50	2012	Yes	Mr. Bostelman is chief executive officer of Vaco Holdings, LLC, a professional staffing firm (“Vaco”), which he co-founded in 2002. Prior to co-founding Vaco, Mr. Bostelman was a regional manager for Robert Half International Inc., a provider of staffing services for accounting and finance professionals, where he worked from 1997 through 2001 and prior to that was an auditor for Arthur Anderson. Mr. Bostelman served six years in the Marine Corps Reserves, including a five month active tour of duty in the first Gulf War. The Board of Directors believes that Mr. Bostelman is qualified to serve as a director as a result of his accounting background and his broad management experience serving as regional manager of a national professional staffing firm and as chief executive officer of Vaco.

Lucius E. Burch, III Director	77	2012	Yes	Since 1989, Mr. Burch has served as the chairman and chief executive officer of Burch Investment Group, formerly Massey Burch Investment Group. Mr. Burch began his tenure at Massey Investment Company (the predecessor of Massey Burch Investment Group) as a financial analyst and portfolio manager in 1968. Mr. Burch is also the chairman and chief executive officer of Collateral Guaranty, a credit enhancement fund. Mr. Burch is the former chairman of CoreCivic, Inc. (f/k/a Corrections Corporation of America) (NYSE:CXW), an operator of private prisons and detention centers and has served on numerous private and public company boards. The Board of Directors believes that Mr. Burch is qualified to serve as a director as a result of his extensive knowledge of and experience in the healthcare industry, his prior extensive board experience, including service on the boards of directors of seven companies traded on NYSE, and his general business and financial acumen.

Michael T. Cartwright Chairman, Chief Executive Officer and Director	50	2011	No	Mr. Cartwright has served as Chairman of our Board of Directors since 2011 and currently serves as our Chief Executive Officer, a position he has held since June 2013. Mr. Cartwright has 23 years of experience in the addiction treatment industry. In 2009, Mr. Cartwright co-founded Performance Revolution, LLC (d/b/a FitRx), a company focused on weight management, and served as its chief executive officer until it merged into Forterus, Inc. in 2011. In 1999, he founded Foundations Recovery Network, LLC, a national alcohol and drug treatment company, and served on its Board of Directors and as its president and chief executive officer until 2009. Additionally, in 1995, Mr. Cartwright founded Foundations Associates, a not-for-profit alcohol and drug treatment center in Nashville, Tennessee, and served on its Board of Directors and as its chief executive officer until its purchase by Foundations Recovery Network, LLC in 2007. While at Foundations Associates, Mr. Cartwright conducted over 10 federally funded research studies on dual diagnosis and addiction. Mr. Cartwright also served on the U.S. Senate Help Subcommittee on Substance Abuse and Mental Health Services from 2003 to 2004. Based on his knowledge of the Company, our business and his extensive experience in the addiction treatment industry, we have determined that Mr. Cartwright should serve as Chairman of our Board of Directors.

W. Larry Cash Director	70	2017	Yes	Mr. Cash most recently served as President of Financial Services, Chief Financial Officer and member of the board of directors of Community Health Systems, Inc. (NYSE:CYH) from 1997 until his retirement in May 2017. Prior to his tenure at Community Health Systems, Mr. Cash served as Vice President and Group Chief Financial Officer of Columbia/HCA Healthcare Corporation (NYSE:HCA) from 1996 to 1997, Senior Vice President Finance and Operations of Humana, Inc. (NYSE:HUM) from 1973 to 1996 and as an accountant at PricewaterhouseCoopers from 1970 to 1973. He currently serves on the board of Cross Country Healthcare, Inc. (Nasdaq: CCRN) and privately owned HealthChannels Inc. For 11 consecutive years, Mr. Cash was recognized as one of the Top 3 CFOs in the healthcare sector by Institutional Investor magazine. Mr. Cash is also a member of the Nashville Health Care Council. The Board of Directors believes that Mr. Cash is qualified to serve as a director as a result of his extensive knowledge of and experience in the healthcare industry, his prior extensive board experience, including service on the boards of directors of companies traded on NYSE and Nasdaq, and his general business and financial acumen.

Darrell S. Freeman, Sr. Lead Independent Director	55	2013	Yes	Mr. Freeman currently serves as the Executive Managing Director of Zycron, Inc., an information technology services and solutions firm he founded in 1991. Freeman served as the executive chairman of Zycron, Inc. from the company’s formation until April 2017. Mr. Freeman co-founded Tennessee-based Reliant Bank in 2006, and he has served as a board member and a member of the audit and compensation committees of Commerce Union Bancshares, Inc., the holding company for Reliant Bank (Nasdaq:CUBN), since 2006. Since 2016, Mr. Freeman has also served as the chairman of the board of directors of S3 Asset Management, a technology and medical equipment recycling company. Additionally, in 2007 Mr. Freeman co-founded Pinnacle Construction Partners, a construction management firm, and has served as the chairman since 2007. In 2017, Mr. Freeman was appointed to a six-year term on Board of Trustees of Middle Tennessee State University by Governor Bill Haslam. From 2012 to 2016, Mr. Freeman served on the Tennessee Board of Regents. Additionally, he currently serves on the board of Cross Country Healthcare, Inc. (Nasdaq: CCRN). The Board of Directors believes that Mr. Freeman is qualified to serve as a director as a result of his extensive business and financial experience and insight into risk management from his experience co-founding Reliant Bank and his service on its audit committee.

David W. Hillis, Sr. Director	73	N/A	No	Mr. Hillis most recently served as Chairman and Chief Executive Officer of AdCare, Inc. (“AdCare”), which we acquired in March 2018, where he managed services and acquisitions of facilities specializing in alcohol and drug addiction care. Mr. Hillis also served as Chief Executive Officer of AdCare Hospital of Worcester, Inc., a 114-bed hospital in Worcester, Massachusetts, from 1974 until our acquisition of AdCare and as Chairman of AdCare Criminal Justice Services, Inc., a company providing alcohol and drug treatment services to federal, state and county jails and correctional facilities from 1989 until our acquisition of AdCare. Mr. Hillis has served as Chairman of the board of directors of Fallon Community Health Plan since 2003 and sat on the audit, academic affairs and finance committees of the board of trustees of Endicott College from 2005 until 2014. He is also a former member of the board of directors of the Central Massachusetts Chapter of the American Red Cross. Based on his extensive experience in the addiction treatment industry, we have determined that Mr. Hillis is qualified to serve as a director.

David C. Kloeppel Director	49	2013	Yes	Mr. Kloeppel is chairman of Eventa Global, Inc., a travel services company he founded in 2014. Mr. Kloeppel also serves as chief executive officer of Domus Hospitality, LLC, an entity focused on investment in the hospitality industry that he founded in 2013 and as a director of Cloudbeds, a hotel management software company, since 2013. Mr. Kloeppel served as executive vice president and chief financial officer of Ryman Hospitality Partners (NYSE:RHP) (f/k/a Gaylord Entertainment Company (NYSE:GET)) from 2001 until 2008; as president and chief financial officer from 2008 to 2009; and as president and chief operating officer from 2009 to 2012. Prior to joining Gaylord Entertainment Company, he worked in the Mergers and Acquisitions Department at Deutsche Bank in New York, where he served as vice president and was responsible for that department’s activities in the lodging, leisure and real estate sectors. Mr. Kloeppel served as a director of FelCor Lodging Trust Inc. (NYSE:FCH) from 2005 to 2008, and was a member of the audit and compensation committees. Mr. Kloeppel currently serves on the Board of Visitors of the Owen Graduate School of Management at Vanderbilt University and the Board of Trustees at University School of Nashville. The Board of Directors believes that Mr. Kloeppel is qualified to serve as a director as a result of his prior public company executive officer experience, his extensive corporate governance experience as an officer and director of publicly traded companies and his general business and financial acumen.

Executive Officers

Set forth below is certain biographical information with respect to the individuals who are our executive officers, and who do not also serve on the Board of Directors, as of April 24, 2019.

Name and Position	Age	Executive Officer Since	Principal Occupation/Other Directorships
Michael Nanko President and Chief Operating Officer	63	2018	Mr. Nanko joined the Company as President and Chief Operating Officer effective January 15, 2018. Mr. Nanko served as President of Behavioral Health Services (BHS) for HCA, Inc. since July 2016 and as Chief Operating Officer of BHS from August 2015 to July 2016, where he oversaw both inpatient and outpatient services. Before joining HCA, Mr. Nanko served as Area Continuum Administrator for health plan and operations at Kaiser Permanente Foundation Health Plan and Hospitals in Northern California from April 2008 to July 2015, as Vice President of Psychiatry and Continuing Care Services at Cedar Sinai Medical Center and Health System in Los Angeles, California, and as Vice President of Mercy Healthcare Arizona/Catholic Healthcare West (now Dignity Health) in Phoenix, Arizona. Mr. Nanko has also served as Chief Executive Officer of Sierra Vista Hospital in Sacramento, California and as Chief Operating Officer of Portals Mental Health Rehabilitation Services (now Pacific Clinics Inc.), a Los Angeles County non-profit mental health and addictions services agency. Mr. Nanko holds Psychology degrees from University of California, Santa Barbara (B.A.), California State University, Los Angeles (M.A.), and Alliant International University, San Diego (formerly United States International University School of Human Behavior) (Ph.D).

Andrew W. McWilliams Chief Financial Officer	47	2014	Mr. McWilliams joined the Company as Chief Accounting Officer in August 2014 and became Chief Financial Officer effective January 1, 2018. From October 1998 through August 2014, Mr. McWilliams worked as an auditor with Ernst & Young LLP, a national public accounting firm. During his tenure with Ernst & Young, Mr. McWilliams served multiple healthcare clients and also gained experience across a variety of corporate transactions, including public offerings of securities and mergers and acquisitions. Mr. McWilliams is a graduate of Georgia State University.

Stephen Ebbett Chief Digital and Marketing Officer	39	2018	Mr. Ebbett joined the Company as Chief Digital and Marketing Officer in September of 2019. Mr. Ebbett served as Chief Digital Officer of Assurant (NYSE:AIZ) from January 2014 to September 2018, where he oversaw both digital marketing and eCommerce for the organization and was responsible for a 300-person practice. He served as Global Head of Direct Distribution for Assurant from October 2010 to January 2014 and as its Director of Direct to Consumer from June 2008 to October 2010. Before joining Assurant, Mr. Ebbett served as an Insurance Product Manager at John Lewis Partnership, a private UK company that operates department stores and supermarkets and conducts banking, financial and other retail-related services, and as Channel Marketing Manager for AXA Insurance, based in London. Mr. Ebbett holds his B.A. from University of Durham.

Chris Chi Chief Legal Officer, General Counsel and Secretary	47	2019	Mr. Chi became the Company’s Chief Legal Officer, General Counsel, and Corporate Secretary in January of 2019, after joining the Company in 2018. Previously, Mr. Chi served as General Counsel and Corporate Secretary of IASIS Healthcare, a healthcare services company with $3 billion in annual revenue that operated acute care hospitals, outpatient centers and physician clinics across the country, including a managed care division with more than 600,000 covered lives and health plans in three states. Before joining IASIS Healthcare, Mr. Chi was a partner at the law firm Bass, Berry & Sims PLC in Nashville, Tennessee and before that practiced law with O’Melveny & Myers, LLP in Los Angeles, California. Mr. Chi holds his undergraduate degree from Harvard University and his J.D. from the University of Virginia.

Each executive officer shall serve until his successor is duly elected and qualified, unless sooner removed.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers, during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Corporate Governance Profile

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our Board of Directors is not classified, with each of our directors subject to re-election annually;

•

of the eight persons who currently serve on our Board of Directors, five of our directors satisfy the listing standards for independence of the New York Stock Exchange (“NYSE”) and five of our directors satisfy the independence standards of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	each member of our Audit Committee qualifies as an “audit committee financial expert” as defined by the SEC;

•

three of our four standing committees of our Board of Directors—the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee—consist solely of independent directors in compliance with NYSE listing requirements; and

•	we do not have a stockholder rights plan.

Our directors stay informed about our business by attending meetings of our Board of Directors and its committees and through supplemental reports and communications. Our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Compliance and Quality Care Committee. Each committee operates under a charter approved by our Board of Directors, copies of which are posted on our website, www.americanaddictioncenters.org, under the caption “About Us” by clicking on “Investor Relations” and then clicking “Governance Documents.”

Audit Committee. The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee currently consists of Messrs. Cash, Freeman, and Kloeppel, each of whom is a non-employee director. Mr. Cash serves as the chair of our Audit Committee. The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;

•

reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation, and matters concerning the scope, adequacy and effectiveness of our internal control over financing reporting;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and other matters;

•	preparing the report of the Audit Committee that the SEC requires in our annual proxy statement;

•	overseeing risks associated with financial matters such as accounting, internal control over financial reporting and financial policies;

•	reviewing the Company’s internal audit function and overseeing the internal audit department’s staffing, budget and responsibilities;

•	reviewing and providing oversight with respect to any related party transactions and monitoring compliance with our code of ethics; and

•	reviewing and evaluating, at least annually, the performance of the Audit Committee, including compliance of the Audit Committee with its charter.

Our Board of Directors has determined that each member of the Audit Committee meets the financial literacy requirements under the NYSE listing standards and that each of Messrs. Cash, Freeman, and Kloeppel qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations. In making its determination that each of Messrs. Cash, Freeman, and Kloeppel qualifies as an “audit committee financial expert,” our Board of Directors has considered the formal education and nature and scope of the previous experience of each of Messrs. Cash, Freeman, and Kloeppel, coupled with past and present service on various Audit Committees. Both our independent registered public accounting firm and management personnel periodically meet privately with our Audit Committee.

Compensation Committee. Our Compensation Committee currently consists of Messrs. Bostelman, Burch, Cash, Freeman and Kloeppel. Mr. Bostelman serves as the chair of our Compensation Committee. The functions of the Compensation Committee include, among other things:

•	reviewing and recommending to our Board of Directors the compensation and other terms of employment of our executive officers;

•	reviewing and recommending to our Board of Directors performance goals and objectives relevant to the compensation of our executive officers;

•	evaluating and approving the equity incentive plans, compensation plans and similar programs advisable for us, as well as modification or termination of existing plans and programs;

•	evaluating and recommending to our Board of Directors the type and amount of compensation to be paid or awarded to Board members;

•	administering our equity incentive plans;

•	reviewing and recommending to our Board of Directors policies with respect to incentive compensation and equity compensation arrangements;

•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

•	evaluating and overseeing risks associated with compensation policies and practices;

•

reviewing and recommending to our Board of Directors the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers and other members of senior management;

•	preparing the report of the Compensation Committee that the SEC requires in our annual proxy statement;

•	reviewing the adequacy of its charter on an annual basis; and

•	reviewing and evaluating, at least annually, the performance of the Compensation Committee, including compliance of the Compensation Committee with its charter.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Messrs. Bostelman, Burch, and Freeman. Mr. Freeman serves as the chair of our Nominating and Corporate Governance Committee. The functions of this committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our Board of Directors;

•	determining the minimum qualifications for service on our Board of Directors;

•	evaluating the performance of our Board of Directors and the committees thereof, including compliance of each committee with its charter;

•	nominating and recommending individuals for membership on our Board of Directors;

•	considering nominations by stockholders of candidates for election to our Board of Directors;

•	considering and assessing the independence of members of our Board of Directors;

•	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our Board of Directors any changes to such principles;

•	periodically reviewing our policy statements;

•	reviewing, at least annually, the adequacy of its charter; and

•	evaluating, at least annually, the performance of the Nominating and Corporate Governance Committee, including compliance of the Nominating and Corporate Governance Committee with its charter.

Compliance and Quality Care Committee. Our Compliance and Quality Care Committee currently consists of Messrs. Blackburn, Cartwright, Freeman and Hillis. Mr. Freeman serves as the chair of our Compliance and Quality Care Committee. The functions of the Compliance and Quality Care Committee include providing oversight of our compliance with applicable laws and regulations communicating significant compliance issues to our Board of Directors and to other committees, reviewing significant compliance risk areas, and reviewing matters relevant to the quality of care provided to clients and client safety.

Director Nominees Recommended by Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees. Among other matters, the Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our periodic reports to regulatory and other government agencies and other public communications;

•	compliance with applicable laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors must be approved by a majority of our independent directors, and any such waiver shall be promptly disclosed as required by applicable law or NYSE regulations. In addition, our Board has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable the Company’s Chief Executive Officer, Chief Financial Officer and Controller. Its purpose is to deter wrongdoing and to promote honest and ethical conduct and compliance with the law, particularly as it relates to the maintenance of the Company’s financial records and the preparation of financial statements filed with the SEC. A copy of both the Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are posted on our website, www.americanaddictioncenters.org, under the caption “About Us” by clicking on “Investor Relations” and then clicking “Governance Documents.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors, executive officers and certain beneficial owners of more than 10% of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and furnish us with copies of all forms filed.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the past fiscal year all Section 16(a) filing requirements applicable to our directors and executive officers were completed on a timely basis, except for the Darrell S. Freeman’s Form 5 filed on February 5, 2018, for transactions that occurred on December 31, 2017, which was due on January 3, 2018. Additionally, on May 8, 2018, due to an administrative error, Michael Nanko filed an amendment to his original Form 3 reflecting 200 shares owned directly.

Item 11.	Executive Compensation

Overview

The primary goal of our executive compensation program is to align executive compensation with our business objectives and individual and collective performance, as well as to enable us to attract, retain and reward executive officers who contribute to our long-term success. The Compensation Committee sets the compensation of our executive officers and certain of our other key employees. Generally, the Compensation Committee considers and evaluates the Company’s performance and goals and our Chief Executive Officer’s recommendations with respect to each officer or employee (other than the Chief Executive Officer) in setting compensation. The Compensation Committee determines the compensation of our Chief Executive Officer without any input from him. The compensation of our executive officers and certain of our other key employees consists of a combination of base salary, incentive bonuses paid in cash, and equity compensation. All employees, including our executive officers and certain other key employees, also receive a benefits package.

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Exchange Act, which require compensation disclosure for our Chief Executive Officer and the two most highly compensated executive officers other than our Chief Executive Officer, whom we refer to as our “named executive officers” in this Form 10-K/A.

2018 Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers during the year ended December 31, 2018:

Name and Principal Position	Year	Salary	Bonus		Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael Nanko(4) President and Chief Operating Officer	2018	$536,415	$150,000	(5)	$584,000	$225,000	$8,112	$1,503,527
Michael T. Cartwright	2018	662,594	—		—	262,500	25,405	950,449
Chairman and Chief Executive Officer	2017	557,500	—		430,000	300,000	24,739	1,312,239
	2016	557,500	—		—	317,500	27,737	902,737
Andrew W. McWilliams(6) Chief Financial Officer	2018	336,875	—		350,400	175,000	25,405	887,680

(1)

The dollar amounts shown in this column represent the fair value of restricted shares on their respective grant dates: April 5, 2018 ($11.68 per share) and March 9, 2017 ($8.60 per share). The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). Refer to Note 11 to the consolidated audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the relevant assumption used to determine the grant date fair value of these awards.

(2)	Includes cash amounts awarded as quarterly performance and incentive bonuses. Please refer to “Executive Compensation – 2018 Executive Compensation Elements – Non-Equity Incentive Compensation.”
(3)

The following table shows the specific details regarding all other compensation earned by our named executive officers during 2018, which involves payments of various insurance premiums by the Company:

Name	Health Insurance	Vision Insurance	Dental Insurance
Michael Nanko	$7,397	$80	$634
Michael T. Cartwright	22,806	246	2,352
Andrew W. McWilliams	22,806	246	2,352

(4)	Mr. Nanko joined the company in January 2018.
(5)	Reflects Mr. Nanko’s signing bonus.
(6)	Mr. McWilliams became a named executive officer in 2018.

2018 Executive Compensation Elements

Our executive compensation program seeks to (i) attract and retain executive talent by providing the opportunity to earn competitive compensation packages, (ii) align the pay of our executive officers with Company performance, and (iii) recognize and reward our executive officer’s individual and collective efforts relating to the financial performance of the Company and creation of stockholder value. Our goal is to provide compensation that is fair to our named executive officers, focused on performance, and aligned with the long-term best interests of our stockholders. The Compensation Committee seeks to promote executive officer performance through compensation packages that are comprised of (i) market-based cash compensation, including base salaries and annual incentive cash bonuses, and (ii) long-term equity incentive awards having minimum three-year vesting provisions. We are also committed to helping maintain the health and welfare of our named executive officers and offer competitive benefits packages.

Each of our named executive officers was provided with the following elements of compensation in 2018:

Base Salary. We provide a base salary to each named executive officer, which is intended to be market competitive and compensate the executive for his day-to-day contributions, as well as to provide a level of financial stability.

Non-Equity Incentive Compensation. Incentive bonuses are a key component of our executive compensation strategy. We believe such performance-based incentive compensation links our named executive officers’ compensation to the achievement of the Company’s goals and objectives. The Compensation Committee approved the AAC Holdings, Inc. 2018 Fiscal Year Executive Compensation Plan (the “2018 Executive Compensation Plan”), which includes the 2018 Annual Bonus Plan (the “2018 Bonus Plan”) in which certain of the Company’s executive officers and members of senior management participate. The 2018 Bonus Plan provided for cash bonuses to be paid to such executive officers and members of senior management based upon the achievement of adjusted EBITDA targets during each quarter of the fiscal year ended December 31, 2018 and are subject to the discretion of the Compensation Committee.

The Compensation Committee reviewed and approved the Company’s actual performance during each performance period in 2018. The respective target levels of adjusted EBITDA for each quarter of fiscal year 2018 and the resulting total for full fiscal year 2018, as well as the actual adjusted EBITDA attained for such periods, are set forth in the table below (in thousands):

Period	Targeted Adjusted EBITDA ($)(1)	Actual Adjusted EBITDA ($)
Q1 2018	$12,000	$17,900
Q2 2018	16,000	16,100
Q3 2018	19,000	2,100
Q4 2018	21,000	(12,400)

2018 Fiscal Year	68,000	23,700

(1)

For purposes of the 2018 Bonus Plan, “Adjusted EBITDA” was defined as consolidated net income, plus, without duplication, to the extent reducing consolidated net income, (i) interest expense, (ii) depreciation expense, (iii) amortization expense, (iv) tax expense, (v) non-cash stock compensation, (vi) acquisition-related expenses, (vii) de-novo startup expenses, and (viii) other expenses that are either unusual in nature or infrequently occurring.

The quarterly incentive cash bonuses actually awarded to each named executive officer are set forth in the following table. The awards were made in accordance with the 2018 Executive Compensation Plan and in a manner that took into account individual performance:

Named Executive Officer	Q1 2018	Q2 2018	Q3 2018(1)	Q4 2018	Aggregate 2018 Bonus Payout
Michael Nanko	$75,000	$75,000	$75,000	$—	$225,000
Michael T. Cartwright	262,500	—	—	—	262,500
Andrew W. McWilliams	87,500	87,500	—	—	175,000

(1)	Discretionary award based on individual contribution during the third quarter of 2018.

Equity Incentive Compensation. For fiscal year 2018, Mr. McWilliams and Mr. Nanko were granted 30,000 and 50,000 shares of restricted Common Stock, respectively, pursuant to the 2014 Equity Incentive Plan, as amended from time to time (the “EIP”). These awards vest in equal annual installments over a three-year period. The Compensation Committee believes that equity incentive awards that vest over a period of time align executive officer interests with those of stockholders by focusing executives on driving Company performance over the long-term while also providing an effective compensation tool to recruit, incentivize and retain high-quality executive talent.

Employment Agreements. We currently do not have any employment agreements with our named executive officers.

Retirement Arrangements. We maintain a 401(k) savings plan for eligible employees, including our named executive officers, and provide annual discretionary matching contributions to 401(k) plan participants. We do not maintain a defined benefit pension plan.

Employee Benefits. Eligible employees, including our named executive officers, participate in broad-based and comprehensive employee benefit programs, including medical, dental, vision, life and disability insurance. Our named executive officers participate in these programs on the same basis as eligible employees generally, except that the Company covers the full costs of premiums with respect to the medical, dental, and vision insurance plans.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information with respect to holdings of unvested restricted Common Stock awards held by our named executive officers, at December 31, 2018.

Named Executive Officer	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Michael Nanko	33,334	$ 46,668(2)
Michael T. Cartwright	16,666	23,332(2)
Andrew W. McWilliams	26,666	37,332(2)

(1)

Represents the market value, as of December 31, 2018, of the shares of the Company’s Common Stock underlying the restricted awards granted pursuant to the EIP, based on the closing price of our Common Stock, as reported on the NYSE, of $1.40 per share.

(2)

Restricted Common Stock awards vest, subject generally to continued employment with the Company, either in equal annual installments or equal quarterly installments, depending on the terms of the particular award, over a three-year period.

Director Compensation

As compensation for serving on our Board of Directors during 2018, we provided each of our independent directors, in arrears, compensation in the form of cash and shares of Common Stock as set forth below. The amounts awarded varied based on leadership roles, responsibilities, obligations and individual contributions of each director. Accordingly, the following table reflects the total compensation earned by our non-employee directors for their service in 2018:

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total Compensation ($)
Michael J. Blackburn	$70,000	$70,000	$140,000
Jerry D. Bostelman(2)	100,000	70,000	170,000
Lucius E. Burch, III	70,000	70,000	140,000
W. Larry Cash	140,000	70,000	210,000
Darrell S. Freeman, Sr.(3)	140,000	70,000	210,000
David W. Hillis, Sr.	70,000	70,000	140,000
David C. Kloeppel(4)	100,000	70,000	170,000

(1)

Reflects the aggregate grant date fair value, computed in accordance with ASC 718, on April 24, 2019. Refer to Note 11 to the consolidated audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the relevant assumption used to determine the grant date fair value of these awards. These shares of Common Stock were fully vested on the date of the grant and were awarded as compensation for services in 2018.

(2)	Mr. Bostelman serves as the chair of our Compensation Committee.
(3)	Mr. Freeman serves as the chair of our Nominating and Corporate Governance Committee and Compliance and Quality Care Committee and as lead independent director.
(4)	Until April 5, 2018, Mr. Kloeppel served as the chair of our Audit Committee. Mr. Cash currently serves as the chair of our Audit Committee.

For 2019, the Company has approved compensation for each director in the same amounts as approved for the 2018 fiscal year. The 2019 cash compensation will be paid quarterly in arrears. Additionally, the 2019 restricted stock awards were granted to each director in the same amount as indicated above for 2018 and are scheduled to vest in full on December 31, 2019.

Director Stock Ownership Requirement

To further align the interests of the Board with the interests of the Company’s stockholders, the Company believes that its independent directors should be stockholders and have a significant personal financial stake in the Company. Accordingly, each non-employee director is expected to own shares of Common Stock valued at five times the director’s annual retainer, unless otherwise approved by the Nominating and Corporate Governance Committee. Each director will have five years from the later of the adoption of the Company’s Corporate Governance Guidelines in June 2014 and the date of the director’s election to the Board to attain such level of stock ownership. After achieving the minimum level of stock ownership, ownership of the minimum amount must be maintained as long as the director remains on the Board. Unless otherwise approved by the Nominating and Corporate Governance Committee, our non-employee directors are expected to own beneficially shares of our Common Stock with a value equal to at least five (5) times the director’s annual cash retainer. Directors are expected to achieve this ownership amount within five (5) years of the director’s election to the Board of Directors. Each director who has served on our Board of Directors for at least five (5) years currently owns shares of our Common Stock in an amount that is significantly greater than the amount required under our director stock ownership requirement.

Compensation Committee Interlocks and Insider Participation

During 2018, Messrs. Bostelman, Burch, Freeman and Kloeppel served on the Compensation Committee of our Board of Directors. No member of our Compensation Committee has ever been an executive officer or employee of the Company or any of its subsidiaries. None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the section above titled “Item 11. Executive Compensation” with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the section titled “Item 11. Executive Compensation” be included in this Form 10-K/A.

AAC Holdings, Inc. Compensation Committee

Jerry D. Bostelman (Chairman)
Lucius E. Burch, III
W. Larry Cash
Darrell S. Freeman, Sr.
David C. Kloeppel

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2018:

Plan Category	Number of shares remaining available for future issuances under equity compensation plans
Equity compensation plans approved by stockholders:
AAC Holdings, Inc. 2014 Equity Incentive Plan	2,082,354
AAC Holdings, Inc. Employee Stock Purchase Plan	297,204

Total	2,379,558

The table below sets forth information with respect to ownership of our Common Stock, as of April 24, 2019 by:

•	Each person who we know to be the beneficial owner of more than 5% of the outstanding shares of Common Stock;

•	Each of our directors;

•	Each of our named executive officers as set forth in the Summary Compensation Table; and

•	All of our current directors and executive officers as a group.

To our knowledge, unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned. All computations are based on 25,301,401 shares of Common Stock outstanding on April 24, 2019 unless otherwise indicated. We relied on information supplied by our directors and executive officers and public filings made by beneficial owners for purposes of this table.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Ownership
Directors and executive officers:
Michael T. Cartwright(3)	4,760,722	18.82%
Michael J. Blackburn(4)	226,589	* *
Jerry D. Bostelman(5)	788,959	3.12%
Lucius E. Burch, III	1,069,479	4.23%
W. Larry Cash	150,908	* *
Chris Chi	10,000	* *
Stephen Ebbett	10,000	* *
Darrell S. Freeman, Sr.(6)	360,341	1.42%
David W. Hillis, Sr.(7)	652,959	2.58%
David C. Kloeppel (8)	310,988	1.23%
Andrew McWilliams	97,808	* *
Michael Nanko	71,200	* *
All directors and executive officers, as a group (12 persons)(9)	8,509,953	33.63%
Other Stockholders:
Deerfield Management Company, L.P.(10) 780 Third Ave., 37th Floor New York, New York 10017	1,936,027	7.65%
Steven D. Lebowitz(11) 1333 Second Street, Suite 650 Santa Monica, CA 90401	1,396,989	5.52%
Royce & Associates, LP(12) 745 Fifth Avenue New York, New York 10151	1,542,166	6.10%
TimesSquare Capital Management, LLC(13) 7 Times Square, 42nd Floor New York, New York 10026	1,882,400	7.44%

**	Less than 1%.
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o AAC Holdings, Inc., 200 Powell Place, Brentwood, Tennessee 37027.
(2)

Under SEC rules, the number of shares shown as beneficially owned includes shares of Common Stock which a person has the right to acquire within 60 days of April 24, 2019 through the vesting and/or exercise of any equity award or other right. Such shares are deemed to be outstanding for the purpose of computing the “percent of class” for that individual, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(3)

Consists of (i) 2,780,099 shares of record held by Mr. Cartwright, (ii) 954,507 shares held of record by the Irrevocable Family Trust of Tina Cartwright, of which Mr. Cartwright serves as one of two trustees, (iii) 954,507 shares held of record by the Irrevocable Family Trust of Michael T. Cartwright, of which Mr. Cartwright’s family is the beneficiary and (iv) 151,609 shares held of record by Tina F. Cartwright, Mr. Cartwright’s spouse, of which Mr. Cartwright has shared voting and dispositive power. Of the aggregate amount reported herein, up to 968,144 shares of Common Stock are pledged in margin accounts or similar arrangements in compliance with the Company’s policy regarding pledging.

(4)

Consists of (i) 117,162 shares held of record by Mr. Blackburn, (ii) 106,204 shares held of record by the Michael J. Blackburn Trust – 2015, of which Mr. Blackburn serves as the trustee, and (iii) 3,223 shares held of record by the Elizabeth S. Blackburn Trust – 2015, of which Mr. Blackburn serves as co-trustee and is a beneficiary.

(5)

Consists of (i) 702,073 shares held of record by Mr. Bostelman and (ii) 86,886 shares held of record by the Jerry D. Bostelman Irrevocable Trust, of which Mr. Bostelman serves as the trustee. Of the aggregate amount reported herein, up to 139,610 shares of Common Stock are pledged in margin accounts or similar arrangements in compliance with the Company’s policy regarding pledging.

(6)

Consists of (i) 138,960 shares held of record by Mr. Freeman, (ii) 108,108 shares held of record by the Darrell S. Freeman AAC Grantor Retained Annuity Trust, dated November 24, 2017, of which Mr. Freeman serves as trustee and is a beneficiary, (iii) 88,648 shares held of record by Zycron, Inc., of which Mr. Freeman is the Executive Managing Director, and (iv) 24,625 shares held of record by Milan Investment Group, LLC, which is controlled by Gloria J. Freeman, Mr. Freeman’s spouse.

(7)

Consists of (i) 90,908 shares held by Mr. Hillis, and (ii) pursuant to that certain Escrow Agreement, dated March 1, 2018, by and among the Company, AAC Healthcare Network, Inc., a wholly owned subsidiary of the Company, AdCare Holding Trust and Blackmore Escrow, Inc. (the “Escrow Agent”), the Company deposited 562,051 shares of unregistered Common Stock with the Escrow Agent for the benefit of Mr. Hillis (the “Escrowed Shares”). The Escrowed Shares are held for indemnification purposes related to the Company’s acquisition of AdCare, Inc. and are held in escrow for a period of eighteen (18) months following the date of the Escrow Agreement.

(8)

Consists of (i) 254,488 shares held of record by Mr. Kloeppel, (ii) 31,500 shares held of record by Bluegrass Capital Trust, of which Mr. Kloeppel serves as the trustee, and (iii) 25,000 shares held of record by Sunshine Capital Trust, of which Mr. Kloeppel’s spouse serves as one of two trustees. Mr. Kloeppel disclaims ownership of the 25,000 shares held of record by Sunshine Capital Trust

(9)	This group includes all of our current directors and executive officers.
(10)

This information is based on Amendment No. 4 to Schedule 13G filed on February 12, 2019 by Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Mgmt III, L.P., Deerfield Special Situations Fund, L.P, and James E. Flynn (collectively, the “Deerfield Parties”). The shares of Common Stock beneficially owned by the Deerfield Parties reflects the following: (i) 1,936,027 shares of Common Stock, representing 7.65% of the outstanding shares of Common Stock, beneficially owned by Deerfield Mgmt, L.P., who holds shared voting and dispositive power, held by Deerfield Special Situations Fund, L.P., and Deerfield Partners, L.P., of which Deerfield Mgmt, L.P. is the general partner; (ii) 1,936,027 shares of Common Stock, representing 7.65% of the outstanding shares of the Common Stock, beneficially owned by Deerfield Management Company, L.P., who holds shared voting and dispositive power, held by Deerfield Special Situations Fund, L.P., Deerfield Partners, L.P., of which Deerfield Management Company, L.P. is the investment advisor; (iii) 1,815,305 shares of Common Stock, representing 7.17% of the outstanding shares of the Common Stock, beneficially owned by Deerfield Partners, L.P., who holds shared voting and dispositive power); (iv) 120,722 shares of Common Stock, representing 0.47% of the outstanding shares of the Common Stock, beneficially owned by Special Situations Fund, L.P.; and (vi) 1,936,027 shares of Common Stock, representing 7.65% of the outstanding shares of the Common Stock, beneficially owned by James E. Flynn, who holds shared voting and dispositive power, held by Deerfield Special Situations Fund, L.P. and Deerfield Partners, L.P.

(11)

This information is based on Amendment No. 1 to Schedule 13G filed on February 7, 2018 by Steven D. Lebowitz, Deborah P. Lebowitz, David Lebowitz, Amanda Lebowitz, Lebowitz RCT, L.P., and Lebowitz RCT, Inc. (the “Lebowitz Parties”). The shares of Common Stock beneficially owned by the Lebowitz Parties reflects the following: (i) 1,396,989 shares of Common Stock, representing 5.7% of the outstanding shares of Common Stock, beneficially owned by Steven D. Lebowitz, held by Lebowitz RCT, L.P., a limited partnership whose general partner’s is Lebowitz RCT, Inc., which Steven D. Lebowitz is the sole director and the Lebowitz Family Trust—1986 (the “Trust”), of which Mr. Lebowitz serves as the co-trustee. Of the 1,396,989 shares, Mr. Lebowitz has sole voting power over 225,000 shares, shared voting power over 1,131,989 shares, sole dispositive power over 225,000 shares, and shared dispositive power over 1,171,989 shares; (ii) 1,131,989 shares of Common Stock, representing 4.47% of the outstanding shares of Common Stock, beneficially owned by Deborah P. Lebowitz and held by the Trust. Ms. Lebowitz holds shared voting and dispositive power over the shares; (iii) 40,000 shares of Common Stock, representing 0.16% of the outstanding shares of Common Stock, beneficially owned by David Lebowitz and Amanda Lebowitz, jointly; and held jointly with Amanda Lebowitz; (iv) 225,000 shares of Common Stock, representing 0.89% of the outstanding shares of Common Stock, beneficially owned by Lebowitz RCT, L.P. and Lebowitz RCT, Inc.

(12)	This information is based on Schedule 13G filed on January 14, 2019 by Royce & Associates, LP. Royce & Associates, LP has sole voting and dispositive power over the shares reported.
(13)

This information is based on the Schedule 13G filed on February 14, 2019 by TimesSquare Capital Management, LLC. TimesSquare Capital Management, LLC has sole voting and dispositive power over the shares reported.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy

Our Articles of Incorporation and our Bylaws do not restrict any of our directors, officers, stockholders or affiliates from having a pecuniary interest in an investment or transaction that we have an interest in or from conducting, for their own account, business activities of the type we conduct. However, our Board of Directors recognizes that transactions or relationships between us and our subsidiaries and our directors, executive officers, immediate family members of our executive officers and directors and greater than 5% beneficial owners of our Common Stock may present a heightened risk of conflicts of interest or the perception thereof. As a result, the Board of Directors has adopted a written Related Party Transaction Policy (the “Policy”) to ensure that all related party transactions shall be subject to approval or ratification in accordance with the procedures set forth in the Policy.

Prior to the entry of any potential related party transaction, such transaction, arrangement or relationship, together with a summary of all material information concerning such transaction, arrangement or relationship, shall be reported to our Chief Legal Officer and General Counsel for evaluation. If our Chief Legal Officer and General Counsel determines that the transaction is a related party transaction and is not subject to the exceptions described in the Policy, the Chief Legal Officer and General Counsel will submit the transaction to the Audit Committee for consideration. In the event our Chief Executive Officer, President, Chief Financial Officer or Chief Legal Officer and General Counsel becomes aware of a related party transaction that has not been previously approved or ratified, the transaction will promptly be submitted to the Audit Committee or its chair, which will evaluate all available options, including ratification, amendment or termination of the transaction. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Audit Committee will annually review each new or continuing related party transaction to determine if we should enter into or continue such related party transaction. Despite the existence and application of the Policy, we cannot assure you that the Policy or provisions of law will always be successful in eliminating the influence of conflicts of interest (whether actual or perceived), and if they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

Related Party Transactions

AdCare Transaction

On September 13, 2017, we and our wholly owned subsidiary entered into a Securities Purchase Agreement (the “Purchase Agreement”), with AdCare and AdCare Holding Trust, a Massachusetts business trust (the “AdCare Trust”). Mr. Hillis, a director of the Company, is a trustee of AdCare Trust, a former director and officer of AdCare and is the sole designee of the Escrowed Shares (as defined below). See “Security Ownership of Certain Beneficial Owners and Management.” Patrice Muchowski, Mr. Hillis’ wife, and Jeffrey W. Hillis and David W. Hillis, Jr., Mr. Hillis’ sons, are also trustees of AdCare Trust and, except for the Escrowed Shares, received the consideration described below in connection with the acquisition of AdCare.

On March 1, 2018, we and our subsidiary completed the acquisition of AdCare and its subsidiaries for aggregate consideration of $85.0 million, subject to adjustments as set forth in the Purchase Agreement, comprised of (i) approximately $67.5 million in cash, excluding expenses and other adjustments, (ii) approximately $4.8 million in shares of our Common Stock (or 562,051 shares at an average closing stock price of $8.57) (the “Escrowed Shares”), (iii) a promissory note in the aggregate principal amount of approximately $9.6 million (the “Promissory Note”), and (iv) contingent consideration of up to $3.1 million based on a specified adjusted EBITDA target over the 12 months following closing. The amount outstanding under the Promissory Note at April 13, 2018 was $9.6 million. Interest due under the Promissory Note begins accruing on April 30, 2018.

Employment

Michael Stetar, the brother-in-law of Mr. Menz, our co-founder and former employee, former President and former member of the Board of Directors, serves as our Chief Technology Officer. Mr. Stetar earned compensation (including stock-based compensation) of $293,645 in 2018.

Beth Stetar, the sister of Mr. Menz, is an employee and currently oversees our call center. Ms. Stetar earned compensation (including stock-based compensation) of $329,120 in 2018.

Following the acquisition of Clinical Revenue Management Services, LLC (“CRMS”), which provides client billing and collection services to AAC, Tina F. Cartwright has served as the Chief Executive Officer of CRMS. Ms. Cartwright is the spouse of Mr. Cartwright, our Chairman and Chief Executive Officer. Ms. Cartwright earned compensation (including stock-based compensation) of $493,465 in 2018.

As noted above, on March 1, 2018, we completed the acquisition of AdCare and its subsidiaries. In connection with the AdCare transaction, certain family members of David Hillis, who are officers and employees of AdCare, were provided a onetime transaction bonus in addition to their regular annual salaries. Accordingly, the name, title, and compensation paid to the following related persons in 2018, including the transaction bonus, is as follows: (i) Jeffrey W. Hillis, the son of David Hillis, Sr., is the President and Chief Executive Officer of AdCare Hospital of Worcester, Inc. and was compensated $301,418; (ii) Patrice Muchowski-Hillis, the wife of David Hillis, Sr., is the Vice President of Clinical Services of AdCare, and was compensated $147,062; (iii) David W. Hillis, Jr., the son of David Hillis, Sr., is the Vice President of Outpatient Operations of AdCare, and was compensated $285,451; (iv) Susan Hillis, the daughter-in-law of David Hillis, Sr., is the Vice President of Outpatient Operations of AdCare, and was compensated 181,055; and (v) James Hillis, the brother of David Hillis, Sr., is the Director of Housekeeping and Maintenance of AdCare, and was compensated $319,227.

Airplane Lease

AMC, Inc. (“AMC”), an entity beneficially owned by Mr. Cartwright, our Chairman and Chief Executive Officer, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to a written lease agreement. We pay AMC an hourly rate for use of the airplane as well as fuel and certain maintenance costs. During 2018, we made aggregate payments of approximately $1.2 million to AMC.

Director Independence

The NYSE requires a majority of our Board of Directors to consist of independent directors. A director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with the Company that would interfere with the exercise of independent judgment. In addition, in order for a member of the Compensation Committee or the Audit Committee to be considered independent, such committee member may not, other than in his capacity as a member of the Board of Directors or any Board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us; or (2) be an affiliated person of us.

Our Board of Directors undertakes an annual review of the composition of our Board of Directors and its committees, and of our nominees for the Board of Directors, respectively, and the independence of each director or nominee. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has affirmatively determined that none of our directors, other than Messrs. Cartwright, Blackburn and Hillis, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Messrs. Bostelman, Burch, Cash, Kloeppel and Freeman is “independent” as that term is defined by the NYSE Listed Company Manual. Our Board of Directors also determined that Messrs. Cash, Freeman and Kloeppel, who comprise our Audit Committee, Messrs. Bostelman, Burch, Cash, Freeman and Kloeppel, who will comprise our Compensation Committee, and Messrs. Bostelman, Burch and Freeman, who comprise our Nominating and Corporate Governance Committee, each satisfy the independence standards for such committees established by the SEC and the NYSE. Each of the members of our Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. In making such determination, the Board of Directors considered the relationships that each such non-employee director has with the Company and all other facts and circumstances the Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by BDO USA, LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2018 and 2017, and fees incurred for other services rendered by BDO USA, LLP for such years:

	Fiscal 2018	Fiscal 2017
Audit Fees(1)	$621,300	$457,129
Audit-Related Fees(2)	21,206	21,207
Tax Fees(3)	163,021	284,940
All Other Fees	—	—

Total Fees	$805,527	$763,276

(1)

Consist primarily of fees billed for the audit of our annual financial statements and the review of our quarterly financial statements and services provided in connection with registration statements and periodic reports filed with the SEC.

(2)	Consist primarily of fees billed for the audit of our employee benefit plan and due diligence procedures.
(3)	Consist primarily of fees billed for tax compliance services and other tax planning and tax advice services.

Pre-Approval Policy

The charter of the Audit Committee provides that the Audit Committee is responsible for the appointment, compensation and oversight of our independent auditor and must pre-approve all audit and non-audit services to be provided by our independent auditor, other than certain de minimis non-audit services. The Audit Committee has adopted a policy pursuant to which it pre-approves 100% of the services to be provided by and fees to be paid to our independent auditor. For 2018, all services provided by BDO USA, LLP were pre-approved by the Audit Committee. All non-audit services were reviewed by the Audit Committee, and the Audit Committee concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents were filed as part of the Original Form 10-K:

1.	Consolidated Financial Statements:

The consolidated financial statements required to be included in “Part II — Item 8. Financial Statements and Supplementary Data”, beginning on Page F-1 of the Original Form 10-K, were submitted as a separate section of the Original Form 10-K.

2.	Financial Statement Schedules:

All schedules were omitted because they were not applicable or are not required, or because the required information was included in the consolidated financial statements or notes in the Original Form 10-K.

3.	Exhibits:

See the Exhibit Index immediately following this section, which Exhibit Index is incorporated by reference as if fully set forth herein.

Exhibit Index

Exhibit No.	Description

2.1†	Securities Purchase Agreement dated September 13, 2017, by and among AAC Holdings, Inc., AAC Healthcare Network, Inc., AdCare, Inc., and AdCare Holding Trust (previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File 001-36643), filed on September 13, 2017 and incorporated herein by reference).

3.1	Articles of Incorporation of AAC Holdings, Inc. (previously filed as Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-197383), filed on September 10, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of AAC Holdings, Inc. (previously filed as Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-199161), filed on October 3, 2014 and incorporated herein by reference).

4.1	Form of Certificate of Common Stock of AAC Holdings, Inc. (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on August 15, 2014 and incorporated herein by reference).

10.1+	Form of Restricted Share Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.2+	Form of Non-Employee Director Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36643), filed on January 9, 2015 and incorporated herein by reference).

10.3+	Form of Director Indemnification Agreement (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 333-197383), filed on July 11, 2014 and incorporated herein by reference).

10.4+	AAC Holdings, Inc. 2014 Equity Incentive Plan as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on May 17, 2017 and incorporated herein by reference).

10.5+	AAC Holdings, Inc. Employee Stock Purchase Plan as amended (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on May 17, 2017 and incorporated herein by reference).

10.6	Credit Agreement dated June 30, 2017, by and among AAC Holdings, Inc., Credit Suisse AG, as administrative agent and collateral agent and the Lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 3, 2017 and incorporated herein by reference).

10.7	Guarantee and Collateral Agreement, dated June 30, 2017, by and among AAC Holdings, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as collateral agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 3, 2017 and incorporated herein by reference).

10.8	Incremental Loan Assumption Agreement dated September 25, 2017, by and between AAC Holdings, Inc., the Incremental Revolving Credit Lenders, Credit Suisse AG, as administrative agent, and the other Loan Parties (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on September 26, 2017 and incorporated herein by reference).

10.9	Incremental Loan Assumption Agreement dated March 1, 2018, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and the Incremental Term Lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on March 2, 2018 and incorporated herein by reference).

10.10	Amendment No. 1, dated March 30, 2018, to Guarantee and Collateral Agreement, dated June 30, 2017 by and among AAC Holdings, Inc., a Nevada corporation and Credit Suisse AG. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36643), filed on May 9, 2018 and incorporated herein by reference).

10.11#	Credit Agreement, dated as of March 8, 2019, among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.12#	Amendment And Waiver No. 1, dated as of March 8 2019, to the Credit Agreement, dated June 30, 2017 (as previously amended), by and among the Company, the other loan parties thereto, the required lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.13#	Amendment No. 2, dated as of March 8, 2019, to the Guarantee and Collateral Agreement, dated as of June 30, 2017 (as previously amended), made by the Company and certain subsidiaries of the Company in favor of Credit Suisse AG, as collateral agent (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.14#	Guarantee And Collateral Agreement, dated March 8, 2019, made by the Company, and certain subsidiaries of the Company in favor of Credit Suisse, AG, as collateral agent (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.15#	Intercreditor Agreement, dated as of March 8, 2019, among Credit Suisse AG as senior lien representative and junior lien representative, AAC Holdings, Inc. and other grantor parties thereto (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.16	Purchase and Sale Agreement, dated August 7, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC and MedEquities Realty Operating Partnership, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.17	Master Lease dated August 9, 2017, by and among Concorde Real Estate, LLC, Greenhouse Real Estate, LLC, AAC Las Vegas Outpatient Center, LLC, AAC Dallas Outpatient Center, LLC, MRT of Nevada – ATF, LLC and MRT of Texas – ATF, LLC. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on August 10, 2017 and incorporated herein by reference).

10.18+	Separation Agreement and Release dated September 8, 2017, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and Jerrod N. Menz (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on February 23, 2018 and incorporated herein by reference.)

10.19+	Separation Agreement and Release dated November 9, 2017, by and among AAC Holdings, Inc., American Addiction Centers, Inc. and Kirk R. Manz (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on November 13, 2017 and incorporated herein by reference).

10.20+	Employment Offer Letter dated December 4, 2017, by and between AAC Holdings, Inc. and Michael Nanko (previously filed as exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on February 23, 2018 and incorporated herein by reference)

10.21+	Employment Offer Letter dated September 5, 2018, by and by and between AAC Holdings, Inc. and Stephen Ebbett. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36643), filed on September 5, 2018 and incorporated herein by reference).

10.22+#	Confidential Separation Agreement and Mutual Release, dated March 12, 2019, by and between the Company and Thomas W. Doub (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.23#	Amendment No. 1 to Credit Agreement, dated as of April 5, 2019 among the Company, the other loan parties, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.24*+	Amended Form of Restricted Share Award Agreement under the AAC Holdings, Inc. 2014 Equity Incentive Plan.

21.1#	List of subsidiaries.

23.1#	Consent of BDO USA, LLP.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Labels Linkbase Document.

101.PRE#	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. AAC Holdings, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+	Denotes a management contract or compensatory plan or arrangement.

**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompanied the Original Form 10-K were deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of AAC Holdings, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of the Original Form 10-K, irrespective of any general incorporation language contained in such filing.

#	Filed or Furnished with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAC Holdings, Inc.

By:	/s/ Andrew W. McWilliams
Andrew W. McWilliams
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 30, 2019