Form 10-Q
period 2019-03-31
AAC Holdings, Inc.
filed 2019-05-13
CIK 1606180

E a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36643

AAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada		35-2496142
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 Powell Place Brentwood, TN		37027
(Address of principal executive offices)		(Zip code)

Title of class of stock Common Stock, $0.001 par value	Trading Symbol AAC	Name of exchange registered on New York Stock Exchange

Registrant’s telephone number, including area code: (615) 732-1231

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2019, the registrant had 25,301,901 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

March 31, 2019

SIGNATURES

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Unaudited

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Client related revenue	$53,489	$78,630
Non-client related revenue	1,881	2,557
Total revenues	55,370	81,187

Operating expenses
Salaries, wages and benefits	40,553	40,084
Client related services	6,041	7,747
Advertising and marketing	3,295	2,599
Professional fees	4,122	3,650
Other operating expenses	11,363	10,588
Rentals and leases	2,000	2,116
Litigation settlement	(1,238)	2,791
Depreciation and amortization	4,344	5,464
Gain on sale	(1,010)	—
Acquisition-related expenses	—	305
Total operating expenses	69,470	75,344
(Loss) income from operations	(14,100)	5,843
Interest expense, net	10,260	6,709
Other (income) expense, net	(211)	9
Loss before income tax benefit	(24,149)	(875)
Income tax benefit	(33)	(38)
Net loss	(24,116)	(837)
Less: net loss attributable to noncontrolling interest	2,097	1,893
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(22,019)	$1,056
Basic (loss) earnings per common share	$(0.90)	$0.04
Diluted (loss) earnings per common share	$(0.90)	$0.04
Weighted-average common shares outstanding:
Basic	24,495,613	23,744,208
Diluted	24,495,613	23,781,604

See accompanying notes to condensed consolidated financial statements (unaudited).

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,869	$5,409
Accounts receivable, net of allowances	45,684	47,860
Prepaid expenses and other current assets	2,518	10,695
Total current assets	66,071	63,964
Property and equipment, net	163,045	166,921
Right-of-use assets - operating, net	29,442	—
Goodwill	198,952	198,952
Intangible assets, net	10,834	12,063
Other assets	11,880	10,377
Total assets	$480,224	$452,277

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,167	$13,507
Accrued and other current liabilities	29,101	30,544
Accrued litigation	4,827	8,000
Current portion of lease liability - operating	5,076	—
Current portion of long-term debt	332,925	309,394
Total current liabilities	389,096	361,445
Deferred tax liabilities	1,137	1,227
Long-term debt, net of current portion and deferred financing costs	9,039	9,764
Lease liability - operating, net of current portion	29,411	—
Financing lease obligation, net of current portion	24,384	24,421
Other long-term liabilities	8,499	13,147
Total liabilities	461,566	410,004

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 24,665,545 and 24,573,679 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	162,463	161,962
Retained deficit	(119,593)	(97,574)
Total stockholders’ equity	42,895	64,413
Noncontrolling interest	(24,237)	(22,140)
Total stockholders’ equity including noncontrolling interest	18,658	42,273
Total liabilities and stockholders’ equity	$480,224	$452,277

See accompanying notes to condensed consolidated financial statements (unaudited).

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Three Months Ended March 31, 2019
	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273
Common stock granted and issued under stock incentive plan, net of forfeitures	(24,666)	—	364	—	364	—	364
Effect of employee stock purchase plan	116,532	—	137	—	137	—	137
Net loss	—	—	—	(22,019)	(22,019)	(2,097)	(24,116)
Balance at March 31, 2019	24,665,545	$25	$162,463	$(119,593)	$42,895	$(24,237)	$18,658

See accompanying notes to condensed consolidated financial statements (unaudited).

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(24,116)	$(837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,344	5,464
Equity compensation	364	798
Loss on disposal of property and equipment	145	34
Amortization of deferred financing costs	1,243	637
Deferred income tax benefit	(90)	436
Changes in operating assets and liabilities:
Accounts receivable	2,176	(3,843)
Prepaid expenses and other assets	7,808	1,485
Accounts payable	3,660	(4,739)
Accrued and other current liabilities	4,819	4,141
Accrued litigation	(3,173)	(22,300)
Other liabilities	(6,763)	(275)
Net cash used in operating activities	(9,583)	(18,999)
Cash flows used in investing activities:
Purchase of property and equipment	(913)	(7,305)
Acquisition of subsidiaries	—	(65,185)
Sale of subsidiary	887	—
Net cash used in investing activities	(26)	(72,490)
Cash flows provided by financing activities:
Payments on 2017 Credit Facility	(1,924)	(1,724)
Proceeds from 2019 Priming Facility, net of deferred financing costs	24,284	—
Proceeds from 2017 Credit Facility, net of deferred financing costs	250	94,432
Payments on finance leases and other	(291)	(221)
Payments on AdCare Note	(250)	—
Payment of employee taxes for net share settlement	—	(475)
Net cash provided by financing activities	22,069	92,012
Net change in cash and cash equivalents	12,460	523
Cash and cash equivalents, beginning of period	5,409	13,818
Cash and cash equivalents, end of period	$17,869	$14,341

Supplemental information on non-cash investing and financing transactions:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$9,705	$—
Acquisition of equipment through leases	65	975
Accrued purchase of property and equipment	—	1,208
Accrued employee taxes for net share settlement	—	14
2018 Acquisition:
Purchase price, including contingent consideration	$—	$85,103
Buyer common stock issued	—	(5,439)
Contingent consideration	—	(501)
Promissory note issued	—	(9,636)
Cash acquired	—	(2,700)
Change in funds held on acquisition	—	(1,000)
Cash paid for acquisition	$—	$65,827

See accompanying notes to condensed consolidated financial statements (unaudited).

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

 The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of March 31, 2019 and 2018. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients, and the Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 include assets of $1.7 million and $1.5 million, respectively, and liabilities of $0.6 million and $0.6 million, respectively, related to the VIEs. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $2.1 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

The accompanying condensed consolidated financial statements are unaudited, with the exception of the December 31, 2018 balance sheet, which is derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for a complete set of financial statements. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) on April 15, 2019. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2019 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern

The Company incurred a loss from operations and had negative cash flows from operations for the year ended December 31, 2018 and the first quarter of 2019, which has contributed to limited liquidity. This resulted primarily from declines in patient census during the second half of 2018 and into the first quarter of 2019. The Company’s revenue is directly impacted by its ability to maintain census, which is dependent on a variety of factors, many of which are outside of the Company’s control, including its referral relationships, average length of stay of its clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, the effectiveness of the Company’s multi-faceted sales and marketing strategy and the individual decisions of the Company’s clients to seek and commit to treatment. On March 8, 2019 the Company entered into an incremental senior credit facility for a principal loan of $30 million which originally matured on March 31, 2020 and was subsequently amended to mature on April 15, 2020.

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

For the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	%	Amount	%
Inpatient treatment facility services	$44,889	83.9	$66,874	85.0
Outpatient facility and sober living services	6,454	12.1	8,946	11.4
Client related diagnostic services	2,146	4.0	2,810	3.6
Total client related revenue	$53,489	100.0	$78,630	100.0

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

4.   General and Administrative Costs

The majority of the Company’s expenses are cost of revenue items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $16.4 million and $22.0 million for the three months ended March 31, 2019 and 2018, respectively.

5.   Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For the calculation of diluted EPS, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under stock-based payment arrangements, and outstanding convertible debt securities. Diluted EPS attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of diluted common shares outstanding during the period.

The following table presents the components of the numerator and denominator used in the calculation of basic and diluted EPS for the three months ended March 31, 2019 and 2018 (in thousands, except share data):

	Three Months Ended March 31,
	2019	2018
Numerator
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(22,019)	$1,056
Denominator
Weighted-average common shares outstanding – basic	24,495,613	23,744,208
Dilutive securities	—	37,396
Weighted-average common shares outstanding – diluted	24,495,613	23,781,604

Basic (loss) earnings per common share	$(0.90)	$0.04
Diluted (loss) earnings per common share	$(0.90)	$0.04

For the three months ended March 31, 2019 and 2018, the Company had 27,396 and 37,396 potentially dilutive shares, respectively. These dilutive shares are not included in the diluted EPS calculation above for the three months ended March 31, 2019, because to do so would be anti-dilutive for the period presented.

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

7.   Accounts Receivable

For the three months ended March 31, 2019 and 2018, no payor accounted for more than 10% of revenue reimbursements.

As of March 31, 2019, substantially all accounts receivable aged greater than 360 days were fully reserved in the Company’s condensed consolidated financial statements.

Approximately $0.9 million and $2.2 million of accounts receivable, as of March 31, 2019 and December 31, 2018, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the balance that the Company estimates remains outstanding. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

8.   Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Land	$19,364	$19,364
Buildings and improvements	162,184	161,723
Equipment and software	30,717	35,059
Construction in progress	16,236	16,413
Total property and equipment	228,501	232,559
Less accumulated depreciation	(65,456)	(65,638)
Property and equipment, net	$163,045	$166,921

For the three months ended March 31, 2019 and 2018, depreciation expense was $3.6 million and $5.1 million, respectively.

9.   Leases

On January 1, 2019, the Company adopted the cumulative accounting standard updates issued by the FASB that amend the accounting for leases under ASC 842. These changes to the lease accounting model require operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded for the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. When able, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not determinable, the Company uses its incremental borrowing rate. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected the transition requirements in accordance with Accounting Standards Update (“ASU”) 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition guidance elected by the Company permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company utilized available practical expedients, including the package of practical expedients not to reassess whether a contract is or contains a lease, the lease classification and initial direct costs, as well as the expedient forgoing the separation of lease and non-lease components.

Total right-of-use assets and related operating lease obligations of $32.9 million and $38.0 million, respectively were recorded on the consolidated balance sheet on adoption, with no material impact to our Consolidated Statements of Operations.

The Company makes use of operating leases for property and equipment, and finance leases for equipment and vehicles. The Company’s leases have a remaining life ranging from 0.5 years to 11 years, some of which contain an option to extend at the discretion of the Company.

The Company elected the transition provision of Topic 842 allowing entities to not restate comparative periods for the effects of the application of the new standard. The Topic 842 disclosures below are for the three months ended March 31, 2019.

Components of lease expense are as follows (in thousands):

March 31, 2019

Operating lease cost	$2,032

Finance lease cost
Amortization of ROU assets	263
Interest on lease liabilities	33
Total finance lease cost	$296

Total lease cost	$2,328

Supplemental balance sheet information related to leases are as follows (in thousands):

Component of Lease Balances	Classification	March 31, 2019

Assets:
Operating lease assets	Right-of-use asset - operating, net	$29,442
Finance lease assets	Other assets	1,064
Accumulated Amortization ROU asset	Other assets	(263)
Total leased assets		$30,243

Liabilities:
Operating lease liabilities:
current portion	Current portion of lease liability - operating	$5,076
long-term portion	Lease liability - operating, net of current portion	29,411
Total Operating lease liabilities		34,487
Finance lease liabilities:
current portion	Accrued and other current liabilities	$569
long-term portion	Other long-term liabilities	270
Total Finance lease liabilities		839

Total lease liabilities		$35,326

Weighted average remaining lease term
Operating leases		8 years
Finance leases		2 years
Weighted average discount rate
Operating leases		9.9%
Finance leases		20.9%

Supplemental cash flow information related to leases are as follows (in thousands):

March 31, 2019
Cash used in operating activities
Operating leases	$1,992
Finance leases	33

Cash used in financing activities
Finance leases	$238

Right-of-use assets recognized in exchange for new lease obligations
Operating leases	$—
Finance leases	65

Maturities of lease liabilities are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Finance	Operating	Capital	Operating
2019	478	3,949	601	5,144
2020	231	4,158	200	4,158
2021	80	3,617	60	3,617
2022	26	3,768	12	3,768
2023	23	3,692	8	3,692
Thereafter	1	15,303	—	15,302
Total	$839	$34,487	$881	$35,681

10.   Goodwill and Intangible Assets

The Company has only one operating segment, substance use and behavioral healthcare treatment services, for segment reporting purposes. The substance abuse and behavioral healthcare treatment services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company has no intangible assets with indefinite useful lives other than goodwill. The Company performed its most recent goodwill impairment testing as of December 31, 2018 and did not incur an impairment charge.

The Company’s goodwill balance as of March 31, 2019 and December 31, 2018 was $199.0 million. The increase in goodwill during the three months ended March 31, 2018 is due to the AdCare Acquisition as shown below and discussed in Note 6. Acquisition (in thousands):

Balance at December 31, 2017	$134,396
AdCare Acquisition	$64,556
Balance at December 31, 2018	$198,952
2019 Activity	—
Balance at March 31, 2019	$198,952

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Trademarks and trade names	$7,552	$8,422	$2,726	$2,777
Non-compete agreements	1,777	2,107	1,445	1,583
Marketing intangibles	5,651	5,651	2,191	2,050
Leasehold interests	1,498	1,498	625	587
Service contracts	950	950	103	79
Other	601	601	105	90
	$18,029	$19,229	$7,195	$7,166

Amortization expense for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively.

All intangible assets are amortized using the straight-line method. The following table presents amortization expense expected to be recognized subsequent to March 31, 2019 (in thousands):

Fiscal Year Ended	Expected Amortization Expense
2019	1,351
2020	1,798
2021	1,652
2022	1,532
2023	1,298
Thereafter	3,203
Total	$10,834

11.   Debt

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

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the amendment. For the aforementioned factors, and in accordance with ASC 470-10-55, due to the uncertainties noted under Going Concern in Note 2 – Basis of Presentation, the Company has classified its obligations related to the 2017 Credit Facility as current liabilities as of March 31, 2019. This reclassification has no impact on the scheduled maturities or the timing of payments related to the debt obligations.

A summary of the Company’s debt obligations is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Senior secured loans	$346,159	$317,479
Subordinated debt	8,634	8,884
Unamortized deferred financing costs	(12,829)	(8,085)
Capital lease obligations	—	880
Total debt	341,964	319,158
Less current portion of long-term debt	(332,925)	(309,394)
Long-term debt, net of current portion and deferred financing costs	$9,039	$9,764

2019 Senior Credit Facility

On March 8, 2019, the Company entered into that certain Credit Agreement (the “2019 Senior Credit Facility”) with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto. The 2019 Senior Credit Facility makes available to the Company a term loan in the principal amount of $30.0 million. The 2019 Senior Credit Facility will mature on April 15, 2020.  Net proceeds from funding of the 2019 Senior Credit Facility were approximately $23 million after the payment of fees, costs and other expenses.

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

The terms of the 2019 Senior Credit Facility contain certain financial covenants, including, a maximum Senior Secured Leverage Ratio of (i) 7.75:1.00 as of the last day of the fiscal quarter ending June 30, 2019, (ii) 6.50:1.00 as of the last day of the fiscal quarter ending September 30, 2019, (iii) 6.25:1.00 as of the last day of the fiscal quarter ending December 31, 2019, (iv) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2020, (v) 5.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020, (vi) 5.25:1.00 as of the last day of the fiscal quarters ending September 30, 2020 and December 31, 2020, (vii) 5.00:1.00 as of the last day of the fiscal quarters ending  March 31 and June 30, 2021 and (viii) 4.75:1.00 as of the last day of each fiscal quarter ending on and after December 31, 2020.  The 2019 Senior Credit Facility requires the Company to periodically report to lenders with respect to, and to comply with, the Company’s operating budget.  The Company is also required to (i) maintain no less than $5.0 million at any time of cash, cash equivalents and undrawn revolving loans under the 2017 Credit Facility (“Available Liquidity”) and (ii) to maintain no less than $7.5 million of Available Liquidity for any calendar week.

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

During the quarter ended June 30, 2017, the Company incurred approximately $12.9 million in debt issuance costs related to underwriting and other professional fees, of which $7.6 million related to the 2017 Term Loan and $5.3 million related to the 2017 Revolver.

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

As of March 31, 2019, the Company had fully drawn on the 2017 Revolver less $2.9 million of outstanding letters of credit.

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

12.   Financing Lease Obligation

On August 9, 2017, the Company closed on a sale-leaseback transaction for $25.0 million (the “2017 Sale-Leaseback”), in which subsidiaries of the Company sold two drug and alcohol rehabilitation outpatient facilities and two sober living facilities: the Desert Hope Facility and Resolutions Las Vegas, each located in Las Vegas, Nevada, and the Greenhouse Facility and Resolutions Arlington, each located in Arlington, Texas (collectively, the “Sale-Leaseback Facilities”).

Simultaneously with the sale of the Sale-Leaseback Facilities, the Company, through its subsidiaries, entered into an operating lease, dated August 9, 2017, in which the Company will continue to operate the Sale-Leaseback Facilities. The operating lease provides for a 15-year term for each facility with two separate renewal terms of five years each if the Company chooses to exercise its right to extend the lease term.

The initial annual minimum rent payable from the Company is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase 1.5% from the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent increase will always be between 1.5% and 3.0%.

Due to the nature of the agreement, the transaction did not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities remain on the Company’s balance sheets and continue to be depreciated over their remaining useful lives. The Company accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.1 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on the Company’s incremental borrowing rate at the time of the transaction.

A summary of the Company’s financing lease obligation is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Financing lease obligation: Sale-Leaseback facilities	$24,516	$24,542
Less current portion (included in accrued and other current liabilities)	(132)	(121)
Total Financing lease obligation, net of current portion	$24,384	$24,421

13.   Stockholders’ Equity and Stock Based Compensation

The Company’s statement of stockholder’s equity for the three months ended March 31, 2018 and 2019.

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2017	23,872,436	$24	$152,430	$(38,170)	$114,284	$(14,826)	$99,458
Common stock granted and issued under stock incentive plan, net of forfeitures	(19,503)	—	798	—	798	—	798
Common stock withheld for minimum statutory taxes	(4,145)	—	(48)	—	(48)	—	(48)
Effect of employee stock purchase plan	27,900	—	221	—	221	—	221
Common stock issued upon acquisition of AdCare, Inc.	562,051	—	5,439	—	5,439	—	5,439
Net income (loss)	—	—	—	1,056	1,056	(1,893)	(837)
Balance at March 31, 2018	24,438,739	$24	$158,840	$(37,114)	$121,750	$(16,719)	$105,031

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273
Common stock granted and issued under stock incentive plan, net of forfeitures	(24,666)	—	364	—	364	—	364
Common stock withheld for minimum statutory taxes	—	—	—	—	—	—	—
Effect of employee stock purchase plan	116,532	—	137	—	137	—	137
Net loss	—	—	—	(22,019)	(22,019)	(2,097)	(24,116)
Balance at March 31, 2019	24,665,545	$25	$162,463	$(119,593)	$42,895	$(24,237)	$18,658

Stock Based Compensation Plans

The Company recognized $0.4 million and $0.8 million in equity-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	181,825	$10.20
Granted	—	—
Vested	—	—
Forfeitures	(24,666)	10.26
Unvested at March 31, 2019	157,159	$10.19

Employee Stock Purchase Plan

For the three months ended March 31, 2019 and 2018, the Company issued 116,532 and 27,900 shares, respectively, of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”).

For both the three months ended March 31, 2019 and 2018, the Company recognized $0.1 million of compensation expense related to the ESPP.

14.   Income Taxes

The provision for income taxes reflects an effective tax rate of 0.1% and 4.3% for the three months ended March 31, 2019 and 2018, respectively. The difference in the Company’s effective tax rate for the three months ended March 31, 2019, when compared to the prior year, was primarily due to the change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

15.   Fair Value of Financial Instruments

The carrying amounts reported at March 31, 2019 and December 31, 2018 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The carrying value of such debt approximated its estimated fair value at March 31, 2019 and December 31, 2018.

16.   Commitments and Contingencies

SEC Matter

The Company provided general accounting, finance and governance documentation in response to a subpoena received from the SEC in March 2018. Following this initial document request, the Commission requested additional information pertaining to the Company’s accounting for partial payments from insurance companies, where the Company is continuing to pursue additional collections for the estimated balance. Beginning in the third quarter of 2018, the Company’s Audit Committee initiated a review of the Company’s accounting for these partial payments. The Audit Committee has completed this review. In connection with this review, the Audit Committee determined that the Company’s change in estimate of the collectability of accounts receivable relating to partial payments was appropriate. The Commission’s investigation is ongoing, and the Company is continuing to fully cooperate on this matter, including providing the Commission with information regarding the restatements of historical financial reports contained in the Company’s most recent Annual Report. The Commission’s investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred. At this time, the Company is unable to predict the final outcome of this matter or what impact it might have on the Company’s consolidated financial position, results of operations or cash flows.

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

2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) risks associated with estimates of the value of accounts receivable or deterioration in collectability of accounts receivable; (vi) a failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (ix) a disruption in our ability to perform diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders or claims by various parties; (xii) inability to meet the covenants in our loan documents or lack of borrowing capacity; and (xiii) general economic conditions, as well as other risks discussed in the “Risk Factors” section of our most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC, and other SEC filings. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform diagnostic laboratory services and provide physician services to our clients. As of March 31, 2019, we operated 9 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 996 inpatient beds, including 616 licensed detoxification beds, 15 standalone outpatient centers, and 4 sober living facilities across 447 beds for a total of 1,443 combined inpatient and sober living beds.

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

Facilities

The following table presents information about our network of substance use treatment facilities as of March 31, 2019:

Facility Name	State	Beds(1)	Property
Residential(2)
Laguna Treatment Hospital	CA	93	Owned
River Oaks	FL	162	Owned
Recovery First	FL	56	Owned/Leased
AdCare Hospital	MA	114	Owned
Oxford Treatment Center	MS	124	Owned
Sunrise House	NJ	110	Owned
Desert Hope	NV	148	Owned
AdCare Rhode Island	RI	59	Owned
Greenhouse	TX	130	Owned
Total Residential Beds		996

Sober Living
Recovery First - Ft. Lauderdale East	FL	83	Leased
Resolutions Oxford	MS	48	Owned
Resolutions Las Vegas	NV	159	Leased
Resolutions Arlington	TX	157	Leased
Total Sober Living Beds		447
Total Beds		1,443

	State	Location	Property
Outpatient(3)
Recovery First Outpatient	FL	1	Leased
Oxford Outpatient Center	MS	1	Owned
AdCare Outpatient Centers	MA/RI	10	Owned/Leased
Sunrise House Outpatient	NJ	1	Owned
Desert Hope Outpatient Center	NV	1	Leased
Greenhouse Outpatient	TX	1	Leased
Total Outpatient Facilities		15
(1)

Bed capacity reflected in the table represents total available beds. Actual capacity utilized depends on current staffing levels at each facility and may not equal total bed capacity at any given time.

(2)	Inpatient facilities generally have the ability to provide detox, residential, partial hospitalization and intensive outpatient services.
(3)	Outpatient facilities generally have the ability to provide partial hospitalization and intensive outpatient services.

Bed Count Summary

The following table presents information about our total bed count between inpatient beds and sober living beds as of March 31, 2019 and December 31, 2018, respectively:

	As of March 31, 2019	As of December 31, 2018	Change
Inpatient Beds	996	1,080	(84)
Sober Living Beds	447	471	(24)
Total Beds	1,443	1,551	(108)

Recent Developments

Consolidation and Exit of Certain Markets and AdCare Acquisition

In the fourth quarter of 2018 and the first quarter of 2019, we took a number of steps to consolidate and exit certain of our markets, as well as reduce corporate staffing and administrative expenses and increase operational efficiency. On December 1, 2018, we ceased operations at our 36-bed sober-living center and outpatient center operations in San Diego, California, consolidating its operations with our Laguna Treatment Hospital. Also, during the fourth quarter of 2018, we announced that we were seeking strategic alternatives for our Louisiana operations, which we subsequently sold effective as of January 28, 2019.

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

In 2018, we acquired AdCare, a 114-bed hospital in Worcester, Massachusetts that also operates five outpatient centers in Massachusetts, as well as a 59-bed residential treatment center and two outpatient centers in Rhode Island.  AdCare participates in both Medicare and Medicaid and the acquisition therefore significantly increased our company’s overall participation in governmental payor programs.

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

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the amendment. For the aforementioned factors, and in accordance with ASC 470-10-55, due to the uncertainties noted under Going Concern in Note 2 – Basis of Presentation, the Company has classified its obligations related to the 2017 Credit Facility as current liabilities as of March 31, 2019. This reclassification has no impact on the scheduled maturities or the timing of payments related to the debt obligations.

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

Given the scale and nationwide reach of our network of substance use treatment facilities, we generally have the ability to serve clients located across the country from any of our facilities, which allows us to operate our business and analyze revenue on a system-wide basis rather than focusing on any individual facility. For the three months ended March 31, 2019 and 2018, no single payor accounted for more than 10% of our revenue.

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

Provision for doubtful accounts.  Substantially all of our adjustments related to collectability are considered implicit variable price concessions and are recorded as a direct reduction to revenue. The only activity that is recorded in operating expenses is bad debt related to specific customers that experience significant adverse changes in creditworthiness, such as bankruptcies.

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

•

Average Daily Inpatient Revenue (“ADR”). Our ADR is a per census metric equal to our total inpatient revenues for a period divided by our average daily inpatient census for the same period divided by the number of days in the period. The key drivers of ADR include the mix of out-of-network beds versus in-network beds, the level of care that we provide to our clients during the period and payor mix.

•

Outpatient Visits. Our outpatient visits represent the total number of outpatient visits at our standalone outpatient centers during the period. Our revenue is directly impacted by our outpatient visits, which fluctuates based on our average daily sober living census, sales and marketing efforts, utilization review and the average length of stay.

•

Average Revenue per Outpatient Visit (“ARV”). We refer to ARV as outpatient facility and sober living services revenue for a period divided by our outpatient visits for the same period. The key drivers of ARV include the mix of out-of-network visits versus in-network visits and payor mix.

•

Revenue Per Admission. Revenue per admission represents total client related revenue recognized for each patient admitted to our treatment facilities. The drivers of revenue per admission include in-network or out-of-network insurance coverage, the level of care for which the patient is receiving, and the average length of stay for each patient, among other drivers.

•

Client Related Clinical Diagnostic Services as a Percentage of Total Client Related Revenue.  We refer to client related diagnostic services as a percentage of total client related revenue as client related diagnostic services revenue for a period divided by total client related revenue. Client related diagnostic services includes toxicology, hematology and pharmacogenetics testing.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$53,489	96.6	$78,630	96.9	$(25,141)	(32.0)
Non-client related revenue	1,881	3.4	2,557	3.1	(676)	(26.4)
Total revenues	55,370	100.0	81,187	100.0	(25,817)	(31.8)

Operating expenses
Salaries, wages and benefits	40,553	73.2	40,084	49.4	469	1.2
Client related services	6,041	10.9	7,747	9.5	(1,706)	(22.0)
Advertising and marketing	3,295	6.0	2,599	3.2	696	26.8
Professional fees	4,122	7.4	3,650	4.5	472	12.9
Other operating expenses	11,363	20.5	10,588	13.0	775	7.3
Rentals and leases	2,000	3.6	2,116	2.6	(116)	(5.5)
Litigation settlement	(1,238)	(2.2)	2,791	3.4	(4,029)	(144.4)
Depreciation and amortization	4,344	7.8	5,464	6.7	(1,120)	(20.5)
Gain on sale	(1,010)	(1.8)	—	—	(1,010)	(100.0)
Acquisition-related expenses	—	—	305	0.4	(305)	(100.0)
Total operating expenses	69,470	125.5	75,344	92.8	(5,874)	(7.8)
(Loss) income from operations	(14,100)	(25.5)	5,843	7.2	(19,943)	(341.3)
Interest expense, net	10,260	18.5	6,709	8.3	3,551	52.9
Other (income) expense, net	(211)	(0.4)	9	—	(220)	(2,444.4)
Loss before income tax benefit	(24,149)	(43.6)	(875)	(1.1)	(23,274)	2,659.9
Income tax benefit	(33)	(0.1)	(38)	—	5	(13.2)
Net loss	(24,116)	(43.6)	(837)	(1.0)	(23,279)	2,781.2
Less: net loss attributable to noncontrolling interest	2,097	3.8	1,893	2.3	204	10.8
Net (loss) income attributable to AAC Holdings, Inc. common stockholders	$(22,019)	(39.8)	$1,056	1.3	$(23,075)	(2,185.1)

Client Related Revenue

Client related revenues decreased $25.1 million, or 32.0%, to $53.5 million for the three months ended March 31, 2019 from $78.6 million for the three months ended March 31, 2018.

Our client related revenue was as follows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	%	Amount	%
Inpatient treatment facility services	$44,889	83.9	$66,874	85.0
Outpatient facility and sober living services	6,454	12.1	8,946	11.4
Client related diagnostic services	2,146	4.0	2,810	3.6
Total client related revenue	$53,489	100.0	$78,630	100.0

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue decreased $22.0 million, or 32.9%, to $44.9 million for the three months ended March 31, 2019 from $66.9 million for the three months ended March 31, 2018.

The decrease in inpatient treatment facility services revenue was primarily related to a 4.3% decrease in ADC combined with a 29.9% decrease in ADR as partially offset by the full quarter benefit of revenue from AdCare, which was acquired on March 1, 2018.

Our ADC decreased 33, or 4.3%, to 740 for the three months ended March 31, 2019 from 773 for the three months ended March 31, 2018. The decrease in ADC was primarily due to lower call volumes starting in August 2018. In August of 2018, Google implemented a broad core algorithm change (the “Google algorithm change”). According to Internet marketing analysts, the Google algorithm change appears to have disproportionately negatively affected websites of healthcare and wellness companies, with many such websites becoming lower ranked, resulting in steep drop-offs of website visits. Following the Google algorithm change, our websites in the fourth quarter of 2018 generally experienced lower rankings and decreased visits, resulting in significantly fewer calls to our helpline which impacted our ADC during the fourth quarter of 2018 and resulted in a lower census at the beginning of the first quarter of 2019 compared to the beginning of the first quarter of 2018.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue decreased $2.5 million, or 27.9%, to $6.5 million for the three months ended March 31, 2019, from $8.9 million for the three months ended March 31, 2018.

Outpatient visits increased 31.0% to 39,717 for the three months ended March 31, 2019 from 30,313 for the three months ended March 31, 2018. The increase in outpatient visits is primarily due to the AdCare Acquisition.

ARV decreased 45.1% to $162 for the three months ended March 31, 2019 compared with $295 for the three months ended March 31, 2018. The decrease in outpatient ARV is primarily related to the acquisition of AdCare on March 1, 2018 which has a lower ARV than the average of remaining AAC facilities.

Client Related Diagnostic Services

Client related diagnostic services revenue decreased $0.7 million, or 23.6%, to $2.1 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018.

Non-Client Related Revenue

Our non-client related revenue primarily consists of service charges for diagnostic laboratory services provided to clients of third-party addiction treatment providers, addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our internet assets to serve potential patients who are seeking treatment. Non-client related revenue decreased $0.7 million, or 26.4%, to $1.9 million for the three months ended March 31, 2019 from $2.6 million for the three months ended March 31, 2018.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $0.5 million, or 1.2%, to $40.6 million for the three months ended March 31, 2019, from $40.1 million for the three months ended March 31, 2018. The increase in salaries, wages and benefits is primarily related to the acquisition of AdCare on March 1, 2018 as partially offset by reductions in force completed in late 2018 and the first quarter of 2019 to better align salaries, wages and benefits costs with ADC.

Client Related Services

Client related services expense decreased $1.7 million, or 22.0%, to $6.0 million for the three months ended March 31, 2019, from $7.7 million for the three months ended March 31, 2018. The decrease in client related services is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments as partially offset by the acquisition of AdCare on March 1, 2018.

Advertising and Marketing

Advertising and marketing expense increased $0.7 million, or 26.8%, to $3.3 million for the three months ended March 31, 2019, from $2.6 million for the three months ended March 31, 2018.

Professional Fees

Professional fees increased $0.5 million, or 12.9%, to $4.1 million for the three months ended March 31, 2019, from $3.7 million for the three months ended March 31, 2018.

The increase in professional fees was primarily related to increased legal costs related to certain litigation, government relations and regulatory matters.

Other Operating Expenses

Other operating expenses increased $0.8 million, or 7.3%, to $11.4 million for the three months ended March 31, 2019, from $10.6 million for the three months ended March 31, 2018. The increase in other operating expenses is primarily related to the acquisition of AdCare on March 1, 2018 partially offset by the exit of certain markets as previously discussed under Recent Developments.

Litigation Settlement

Litigation settlement expense decreased $4.0 million, or 144.4%, to $(1.2) million for the three months ended March 31, 2019, from $2.8 million for the three months ended March 31, 2018. The decrease primarily relates to insurance recoveries for settlement costs.

For further discussion of significant legal matters, see Note 16. Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 20.5%, to $4.3 million for the three months ended March 31, 2019, from $5.5 million for the three months ended March 31, 2018. The decrease in other operating expenses is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments as partially offset by the acquisition of AdCare on March 1, 2018.

Gain on Sale

The Company recognized a gain on sale of $1.0 million for the three months ended March 31, 2019 related to the sale of our Townsend subsidiary.

Acquisition-Related Expenses

Acquisition-related expenses decreased $0.3 million to zero for the three months ended March 31, 2019 from $0.3 million for the three months ended March 31, 2018.

Interest Expense

Interest expense increased $3.6 million, or 52.9%, to $10.3 million for the three months ended March 31, 2019, compared to $6.7 million for the three months ended March 31, 2018. The increase in interest expense was primarily the result of increased borrowings and an increase in the average interest rate on outstanding debt.

Outstanding debt at March 31, 2019 was approximately $354.8 million, compared to $312.3 million at March 31, 2018. Our weighted average interest rate on outstanding debt at March 31, 2019 was 11.15% compared to 8.5% at March 31, 2018.

Refer to Note 11. Debt for additional information on outstanding debt.

Income Tax Benefit

The provision for income taxes reflects an effective tax rate of 0.1% and 4.3% for the three months ended March 31, 2019 and 2018, respectively. The difference in the Company’s effective tax rate for the three months ended March 31, 2019, when compared to the prior year, was primarily due to the change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

Net Loss Attributable to Noncontrolling Interest

For the three months ended March 31, 2019, net loss attributable to noncontrolling interest was $2.1 million compared to $1.9 million for the three months ended March 31, 2018. The net loss attributable to noncontrolling interest is directly related to our consolidated VIEs.

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under the 2019 and 2017 Credit Facilities, anticipated access to debt markets and anticipated proceeds from sale-leaseback transactions.  We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a decrease in our net cash generated from operations due to a decrease in payments from commercial insurance companies or our ability to access debt markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements, credit ratings and general market conditions.

We anticipate that our current level of cash on hand, internally generated cash flows and borrowings under the 2019 and 2017 Credit Facilities in combination with any access to debt markets and/or anticipated proceeds from sale-leaseback transactions will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and capital expenditures for at least the next twelve months.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	March 31,
	2019	2018	Change
Used in operating activities	$(9,583)	$(18,999)	$9,416
Used in investing activities	(26)	(72,490)	72,464
Provided by financing activities	22,069	92,012	(69,943)
Net change in cash and cash equivalents	12,460	523	11,937
Cash and cash equivalents at end of period	$17,869	$14,341	$3,528

Operating Activities

Cash used in operating activities was $9.6 million for the three months ended March 31, 2019, compared to cash used in operating activities of $19.0 million for the three months ended March 31, 2018. Included in the cash used in operating activities for the three months ended March 31, 2018 was $25.0 million paid related to the Tennessee claim.

Investing Activities

Cash used in investing activities was $26.0 thousand for the three months ended March 31, 2019, compared to $72.5 million for the three months ended March 31, 2018. Cash used in investing activities for the three months ended March 31, 2018, was primarily related to the AdCare Acquisition.

Financing Activities

Cash provided by financing activities was $22.1 million for the three months ended March 31, 2019, compared to $92.0 million for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019, was primarily related to the net proceeds from the 2019 Senior Credit Facility. Refer to Note 11. Debt for further information regarding the 2019 Senior Credit Facility.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 11. Debt to the accompanying condensed consolidated financial statements.

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

Financing Lease Obligation

On August 9, 2017, the Company closed on a sale-leaseback for $25.0 million (the “2017 Sale-Leaseback”), in which subsidiaries of the Company sold two drug and alcohol rehabilitation outpatient facilities and two sober living facilities: the Desert Hope Facility and Resolutions Las Vegas, each located in Las Vegas, Nevada, and the Greenhouse Facility and Resolutions Arlington, each located in Arlington, Texas (collectively, the “Sale-Leaseback Facilities”).

Simultaneously with the sale of the Sale-Leaseback Facilities, the Company, through its subsidiaries, entered into an operating lease, dated August 9, 2017, in which the Company will continue to operate the Sale-Leaseback Facilities. The operating lease provides for a 15-year term for each facility with two separate renewal terms of five years each if the Company chooses to exercise its right to extend the lease term.

The initial annual minimum rent payable from the Company is $2.2 million due in equal monthly installments of $0.2 million. On the first, second and third anniversary of the lease date, the annual rent will increase 1.5% from the annual rent in effect for the immediately preceding year. On the fourth anniversary of the lease date and thereafter during the lease term, the annual rent will increase to the amount equal to the CPI Factor (as defined in the Lease) multiplied by the annual rent in effect for the immediately preceding year; provided, however, that the adjusted annual rent increase will always be between 1.5% and 3.0%.

Due to the nature of the agreement and because of our continuing involvement in the Sale-Leaseback Facilities, the transaction does not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities will remain on our balance sheet and will continue to be depreciated over the remaining life of the asset. We accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $0.1 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on our incremental borrowing rate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2019 consisted of $346.2 million of variable rate debt with interest based on LIBOR, plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.5 million on an annual basis based upon our borrowing level at March 31, 2019.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management had concluded that there was a material weakness in internal control over financial reporting related to its previously issued annual financial statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 and the unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2018 and 2017, June 30, 2018 and 2017, and March 31, 2018 and 2017. While the Company has restated the financial statements for those periods, we are in the process of remediating the material weakness as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness discussed above. Notwithstanding the identified material weakness, our management has concluded that the unaudited condensed consolidated financial statements in this quarterly filing on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 16 to the Company’s condensed consolidated financial statements included in this Quarterly Report and incorporated by reference in this Part II, Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information contained in this Quarterly Report, the risks and uncertainties that we believe could materially affect our business and financial condition, or future results and are most important for you to consider are discussed in our most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.  Exhibits

Number	Exhibit Description
10.1

Credit Agreement, dated as of March 8, 2019, among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.2

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

10.3

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

10.4

Guarantee And Collateral Agreement, dated March 8, 2019, made by the Company, and certain subsidiaries of the Company in favor of Credit Suisse, AG, as collateral agent (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36643), filed on April 15, 2019 and incorporated herein by reference).

10.5

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
Andrew W. McWilliams Chief Financial Officer (Principal Financial and Accounting Officer, and Duly Authorized Officer)

Date: May 10, 2019