Form 10-Q
period 2019-06-30
AAC Holdings, Inc.
filed 2019-09-10
CIK 1606180

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 25,219,445 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

June 30, 2019

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Unaudited

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Client related revenue	$60,595	$84,620	$114,084	$163,250
Non-client related revenue	2,129	3,474	4,010	6,031
Total revenues	62,724	88,094	118,094	169,281

Operating expenses
Salaries, wages and benefits	38,928	46,850	79,481	86,934
Client related services	5,975	8,393	12,016	16,140
Provision for doubtful accounts	—	366	—	366
Advertising and marketing	2,725	2,584	6,020	5,183
Professional fees	5,557	4,950	9,679	8,600
Other operating expenses	10,260	12,194	21,623	22,782
Rentals and leases	2,094	2,563	4,094	4,679
Litigation settlement	—	244	(1,238)	3,035
Depreciation and amortization	3,572	5,909	7,916	11,373
Gain on sale	—	—	(1,010)	—
Acquisition-related expenses	—	176	—	481
Total operating expenses	69,111	84,229	138,581	159,573
(Loss) income from operations	(6,387)	3,865	(20,487)	9,708
Interest expense, net	12,582	7,893	22,842	14,602
Gain on contingent consideration	—	(176)	—	(176)
Other income, net	(232)	(98)	(443)	(89)
Loss before income tax benefit	(18,737)	(3,754)	(42,886)	(4,629)
Income tax expense (benefit)	323	(162)	290	(200)
Net loss	(19,060)	(3,592)	(43,176)	(4,429)
Less: net loss attributable to noncontrolling interest	2,688	1,990	4,785	3,883
Net loss attributable to AAC Holdings, Inc. common stockholders	$(16,372)	$(1,602)	$(38,391)	$(546)
Basic loss per common share	$(0.66)	$(0.07)	$(1.56)	$(0.02)
Diluted loss per common share	$(0.66)	$(0.07)	$(1.56)	$(0.02)
Weighted-average common shares outstanding:
Basic	24,741,530	24,166,976	24,619,251	23,956,760
Diluted	24,741,530	24,166,976	24,619,251	23,956,760

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,581	$5,409
Accounts receivable, net of allowances	48,747	47,860
Prepaid expenses and other current assets	1,963	10,695
Total current assets	53,291	63,964
Property and equipment, net	160,749	166,921
Right-of-use assets - operating, net	28,328	—
Goodwill	198,952	198,952
Intangible assets, net	10,383	12,063
Other assets	11,362	10,377
Total assets	$463,065	$452,277

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,744	$13,507
Accrued and other current liabilities	31,998	30,423
Accrued litigation	3,493	8,000
Current portion of lease liability - operating	5,109	—
Current portion of long-term debt	334,534	309,394
Current portion of financing lease obligation	24,489	121
Total current liabilities	417,367	361,445
Deferred tax liabilities	1,402	1,227
Long-term debt, net of current portion and deferred financing costs	7,384	9,764
Lease liability - operating, net of current portion	28,325	—
Financing lease obligation, net of current portion	—	24,421
Other long-term liabilities	8,139	13,147
Total liabilities	462,617	410,004

Stockholders’ equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 25,219,445 and 24,573,679 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	163,313	161,962
Retained deficit	(135,965)	(97,574)
Total stockholders’ equity	27,373	64,413
Noncontrolling interest	(26,925)	(22,140)
Total stockholders’ equity including noncontrolling interest	448	42,273
Total liabilities and stockholders’ equity	$463,065	$452,277

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ Equity

Unaudited

(Dollars in thousands)

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273
Common stock granted and issued under stock incentive plan, net of forfeitures	529,234	—	1,214	—	1,214	—	1,214
Effect of employee stock purchase plan	116,532	—	137	—	137	—	137
Net loss	—	—	—	(38,391)	(38,391)	(4,785)	(43,176)
Balance at June 30, 2019	25,219,445	$25	$163,313	$(135,965)	$27,373	$(26,925)	$448

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(43,176)	$(4,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	366
Depreciation and amortization	7,916	11,373
Equity compensation	1,214	2,159
Gain on contingent consideration	—	(176)
Loss on disposal of property and equipment	610	34
Amortization of deferred financing costs	1,971	1,357
Deferred income taxes	175	(184)
Changes in operating assets and liabilities:
Accounts receivable	(887)	(3,323)
Prepaid expenses and other assets	9,509	1,475
Accounts payable	4,237	(1,464)
Accrued and other current liabilities	7,859	633
Accrued litigation	(4,507)	(23,300)
Other liabilities	(7,990)	(230)
Net cash used in operating activities	(23,069)	(15,709)
Cash flows used in investing activities:
Purchase of property and equipment	(1,988)	(11,196)
Acquisition of subsidiaries	—	(65,185)
Sale of subsidiary	887	—
Net cash used in investing activities	(1,101)	(76,381)
Cash flows provided by financing activities:
Payments on 2017 Credit Facility	(3,648)	(3,448)
Proceeds from 2019 Senior Credit Facility, net of deferred financing costs	24,544	—
Proceeds from 2017 Credit Facility, net of deferred financing costs	1,461	94,286
Payments on finance leases and other	(515)	(440)
Payments on AdCare Note	(500)	(250)
Payment of employee taxes for net share settlement	—	(523)
Net cash provided by financing activities	21,342	89,625
Net change in cash and cash equivalents	(2,828)	(2,465)
Cash and cash equivalents, beginning of period	5,409	13,818
Cash and cash equivalents, end of period	$2,581	$11,353

Supplemental information on non-cash investing and financing transactions:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$17,860	$11,840
Acquisition of equipment through leases	65	—
Accrued purchase of property and equipment	—	136
Accrued employee taxes for net share settlement	—	44

2018 Acquisition:
Purchase price, including contingent consideration	$—	$83,905
Buyer common stock issued	—	(5,439)
Contingent consideration	—	(945)
Promissory note issued	—	(9,636)
Cash acquired	—	(2,700)
Cash paid for acquisition	$—	$65,185

See accompanying notes to condensed consolidated financial statement

AAC HOLDINGS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

 The Company consolidated seven professional groups (“Professional Groups”) that constituted VIEs as of June 30, 2019 and 2018. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients, and the Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 include assets of $1.0 million and $1.5 million, respectively, and liabilities of $0.6 million and $0.6 million, respectively, related to the VIEs. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $2.7 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and net loss of $4.8 and $3.9 for the six months ended June 30, 2019 and 2018, respectively.

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

Reclassifications

Certain prior year amounts have been reclassed to conform to the current year presentations.

Going Concern

The Company incurred a loss from operations and had negative cash flows from operations for the year ended December 31, 2018 and the first half of 2019, which has contributed to limited liquidity. This resulted primarily from declines in patient census during the second half of 2018 and into the first half of 2019. The Company’s revenue is directly impacted by its ability to maintain census, which is dependent on a variety of factors, many of which are outside of the Company’s control, including its referral relationships, average length of stay of its clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, the effectiveness of the Company’s multi-faceted sales and marketing strategy and the individual decisions of the Company’s clients to seek and commit to treatment. On March 8, 2019 the Company entered into an incremental senior credit facility for a principal loan of $30 million which originally matured on March 31, 2020 and was subsequently amended to mature on April 15, 2020. The quarter ended June 30, 2019 and subsequent thereto, certain events of default occurred under the 2019 Senior Credit Facility and the 2017 Credit Facility.

The uncertainties associated with the factors described above raise substantial doubt about the Company's ability to continue as a going concern. In order for the Company to continue operations beyond August 2020 and to be able to discharge its liabilities and commitments in the normal course of business, the Company must do some or all of the following: (i) improve operating results by increasing census while maintaining efficiency regarding operating expenses through the cost savings initiatives implemented in late 2018 and early 2019; (ii) execute strategic alternatives related to the Company’s real-estate portfolio which could include further sale leasebacks of individual facilities or larger portions of the Company’s real estate portfolio; (iii) sell additional non-core or non-essential assets; and/or (iv) obtain additional financing. There can be no assurance that the Company will be able to achieve any or all of the foregoing. An inability to obtain funding from sale leasebacks, sales of non-core assets or to obtain additional debt or equity financing, on attractive terms or at all, could have a substantial negative effect on our liquidity and our ability to continue to operate without pursuing restructuring alternatives.

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

For the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$57,690	95.2	$67,426	79.7	$(9,736)	(14.4)
Outpatient facility and sober living services	5,407	8.9	9,564	11.3	(4,157)	(43.5)
Client related diagnostic services	(2,502)	(4.1)	7,630	9.0	(10,132)	(132.8)
Total client related revenue	$60,595	100.0	$84,620	100.0	$(24,025)	(28.4)

For the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$102,579	89.9	$134,301	82.3	$(31,722)	(23.6)
Outpatient facility and sober living services	11,861	10.4	18,510	11.3	(6,649)	(35.9)
Client related diagnostic services	(356)	(0.3)	10,439	6.4	(10,795)	(103.4)
Total client related revenue	$114,084	100.0	$163,250	100.0	$(49,166)	(30.1)

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

4.   General and Administrative Costs

The majority of the Company’s expenses are cost of revenue items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $18.0 million and $21.3 million for the three months ended June 30, 2019 and 2018, respectively, and $34.4 million and $43.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents the components of the numerator and denominator used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to AAC Holdings, Inc. common stockholders	$(16,372)	$(1,602)	$(38,391)	$(546)
Denominator
Weighted-average common shares outstanding – basic	24,741,530	24,166,976	24,619,251	23,956,760
Dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	24,741,530	24,166,976	24,619,251	23,956,760

Basic loss per common share	$(0.66)	$(0.07)	$(1.56)	$(0.02)
Diluted loss per common share	$(0.66)	$(0.07)	$(1.56)	$(0.02)

For the three months ended June 30, 2019 and 2018, the Company had 242,694 and 156,779 potentially dilutive shares, respectively. For the six months ended June 30, 2019 and 2018, the Company had 129,182 and 90,288 potentially dilutive shares, respectively. These dilutive shares are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented.

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

7.   Accounts Receivable

As of June 30, 2019, and 2018, no payor comprised more than 10% of accounts receivable.

As of June 30, 2019, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements.

Approximately $1.0 million and $2.2 million of accounts receivable, net of the allowance for doubtful accounts, at June 30, 2019 and December 31, 2018, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the remaining balance. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

8.   Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Land	$19,364	$19,364
Buildings and improvements	163,530	161,723
Equipment and software	31,332	35,059
Construction in progress	14,843	16,413
Total property and equipment	229,069	232,559
Less accumulated depreciation	(68,320)	(65,638)
Property and equipment, net	$160,749	$166,921

For the three months ended June 30, 2019 and 2018, depreciation expense was $2.9 million and $5.4 million, respectively.

For the six months ended June 30, 2019 and 2018, depreciation expense was $6.5 million and $10.5 million, respectively.

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

The Company makes use of operating leases for property and equipment, and finance leases for equipment and vehicles. The Company’s leases have a remaining life ranging from 0.3 years to 11 years, some of which contain an option to extend at the discretion of the Company.

The Company elected the transition provision of Topic 842 allowing entities to not restate comparative periods for the effects of the application of the new standard. The Topic 842 disclosures below are for the six months ended June 30, 2019.

Components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,978	$4,010

Finance lease cost
Amortization of ROU assets	212	475
Interest on lease liabilities	28	61
Total finance lease cost	240	536

Total lease cost	$2,218	$4,546

Supplemental balance sheet information related to leases are as follows (in thousands):

Component of Lease Balances	Classification	June 30, 2019

Assets:
Operating lease assets	Right-of-use asset - operating, net	$28,328
Finance lease assets	Other assets	1,060
Accumulated Amortization ROU asset	Other assets	(475)
Total leased assets		$28,913

Liabilities:
Operating lease liabilities:
current portion	Current portion of lease liability - operating	$5,109
long-term portion	Lease liability - operating, net of current portion	28,325
Total Operating lease liabilities		33,434
Finance lease liabilities:
current portion	Accrued and other current liabilities	438
long-term portion	Other long-term liabilities	210
Total Finance lease liabilities		648

Total lease liabilities		$34,082

Weighted average remaining lease term
Operating leases		7 years
Finance leases		2 years
Weighted average discount rate
Operating leases		9.9%
Finance leases		18.8%

Supplemental cash flow information related to leases are as follows (in thousands):

Six Months Ended June 30, 2019
Cash used in operating activities
Operating leases	$3,836
Finance leases	61

Cash used in financing activities
Finance leases	$370

Right-of-use assets recognized in exchange for new lease obligations
Operating leases	$—
Finance leases	65

Maturities of lease liabilities are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Finance	Operating	Capital	Operating
2019	$287	$2,889	$601	$5,144
2020	231	4,165	200	4,158
2021	80	3,617	60	3,617
2022	26	3,768	12	3,768
2023	23	3,692	8	3,692
Thereafter	1	15,303	—	15,302
Total	$648	$33,434	$881	$35,681

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

Goodwill Impairment Test

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

The Company used a blended approach of a market capitalization approach and income approach to estimate the fair value of the Company’s single reporting unit. For the market capitalization approach, the Company estimated the fair value based on the number of outstanding shares as of December 31, 2018, its average stock price based on the ten days immediately preceding and ten days immediately following the valuation date. For the income approach, the Company used a discounted cash flow model in which cash flows were projected using historical and internal forecasts over future periods, including growth assumptions regarding revenue, EBITDA, tax depreciation and capital expenditures, plus a terminal value, and then discounted to present value using a risk-adjusted rate of return. The discount rate assumption was based on an assessment of the risk inherent in the future cash flows and was 16.0%.  Based on the estimated fair value using the aforementioned blended approach, there was no goodwill impairment, as the fair value of the single reporting unit exceeded the carrying value by a minimal amount as of December 31, 2018.

During the three months ended June 30, 2019, the Company identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators included, but were not limited to, a continuing decline in market capitalization as well as continuing decline in performance indicators and negative operating cash flows. The Company performed the goodwill impairment test applying the same blended approach to that conducted as of December 31, 2018. The discount rate assumption was based on an assessment of the risk inherent in the future cash flows and was 17.5%. Based on the estimated fair value using the aforementioned blended approach, there was no goodwill impairment, as the fair value of the single reporting unit exceeded the carrying value as of June 30, 2019.

There is a risk that future declines in fair value of the single reporting unit could result in a goodwill impairment as future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions utilized in the estimates of fair value, including but not limited to further declines in the Company’s stock price, lower than expected census, higher market interest rates or increased operating costs, change materially in the future.   Additionally, the carrying value of the Company’s single reporting unit could decline to zero or become negative in the future. If the single reporting unit’s carrying value becomes zero or negative, a goodwill impairment is unlikely, as the amount of goodwill impairment is based upon the excess of the carrying value of a reporting unit to its fair value.

The Company’s goodwill balances as of June 30, 2019 were as follows (in thousands):

Balance at December 31, 2018	$198,952
2019 Activity	—
Balance at June 30, 2019	$198,952

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Trademarks and trade names	$7,552	$8,422	$2,915	$2,777
Non-compete agreements	1,777	2,107	1,488	1,583
Marketing intangibles	5,651	5,651	2,332	2,050
Leasehold interests	1,498	1,498	663	587
Service contracts	950	950	127	79
Other	601	601	121	90
	$18,029	$19,229	$7,646	$7,166

The related amortization expense for the three months ended June 30, 2019 and 2018 was $0.5 million, respectively.

All intangible assets are amortized using the straight-line method. The following table presents amortization expense expected to be recognized during fiscal years subsequent to June 30, 2019 (in thousands):

Fiscal Year Ended	Expected Amortization Expense
2019(1)	$901
2020	1,798
2021	1,652
2022	1,532
2023	1,298
Thereafter	3,202
Total	$10,383
(1)	Presents expected amortization from July 1, 2019 through December 31, 2019.

11.   Debt

In connection with the 2019 Senior Credit Facility further described below, on March 8, 2019, the Company entered into the Amendments to the 2017 Credit Facility together with the required lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other loan parties party thereto, amending that certain Credit Agreement (the “2017 Credit Facility”), dated as of June 30, 2017.

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the March 8, 2019 amendment. For the aforementioned factors, and in accordance with ASC 470-10-55, due to the uncertainties noted under Going Concern in Note 2, Basis of Presentation, the Company has classified its obligations related to the 2017 Credit Facility as current liabilities as of June 30, 2019. This reclassification has no impact on the scheduled maturities or the timing of payments related to the debt obligations.

A summary of the Company’s debt obligations is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Senior secured loans	$345,646	$317,479
Subordinated debt	8,384	8,884
Unamortized deferred financing costs	(12,112)	(8,085)
Capital lease obligations	—	880
Total debt	341,918	319,158
Less current portion of long-term debt	(334,534)	(309,394)
Long-term debt, net of current portion and deferred financing costs	$7,384	$9,764

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

The terms of the 2019 Senior Credit Facility contain certain financial covenants, including, a maximum Senior Secured Leverage Ratio of (i) 7.75:1.00 as of the last day of the fiscal quarter ended June 30, 2019, (ii) 6.50:1.00 as of the last day of the fiscal quarter ending September 30, 2019, (iii) 6.25:1.00 as of the last day of the fiscal quarter ended December 31, 2019, (iv) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2020, (v) 5.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020, (vi) 5.25:1.00 as of the last day of the fiscal quarters ending September 30, 2020 and December 31, 2020, (vii) 5.00:1.00 as of the last day of the fiscal quarters ending  March 31 and June 30, 2021 and (viii) 4.75:1.00 as of the last day of each fiscal quarter ending on and after December 31, 2020.  The 2019 Senior Credit Facility requires the Company to periodically report to lenders with respect to, and to comply with, the Company’s operating budget.  The Company is also required to (i) maintain no less than $5.0 million at any time of cash, cash equivalents and undrawn revolving loans under the 2017 Credit Facility (“Available Liquidity”) and (ii) to maintain no less than $7.5 million of Available Liquidity for any calendar week.

During the quarter ended June 30, 2019 and subsequent thereto, certain events of default occurred under the Company’s Credit Agreement, dated March 8, 2019, with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto (the “2019 Credit Facility”), and the Company’s Amendment and Waiver No. 1 to Credit Agreement, dated March 8, 2019, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, the required lenders party thereto and the other loan parties party thereto which amended that certain Credit Agreement, dated June 30, 2017, as previously amended, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto (collectively, the

“2017 Credit Facility” and, together with the 2019 Credit Facility, the “Credit Facilities”), as well as certain other Company financing agreements. These events of default occurred with respect to the Company’s minimum available liquidity requirements, certain interest payment obligations and certain other matters. The Company’s management is currently engaged in discussions with its lenders regarding entrance into one or more amendments to the Credit Facilities, forbearance agreements or both, which would address the Company’s compliance with covenants and obligations under the Credit Facilities. While the Company is currently engaged in these discussions with its lenders, there can be no assurance that the Company will be able to enter into agreements or amendments under the Credit Facilities that will enable it to comply with its covenants and obligations thereunder. Please also refer to Note 2 to the consolidated condensed financial statements contained herein.

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

The Amendment to the 2017 Credit Facility increased the interest rate on the term loans outstanding under the 2017 Credit Facility (the “2017 Term Loans”) by, at the Company’s option, either (i) 2.00% per annum (which shall be reduced to 1.00% per annum if the Senior Secured Leverage Ratio Condition, as defined in the Amendment to the 2017 Credit Facility, is satisfied), payable in cash or (ii) 4.00% per annum, payable-in-kind. In addition, the Amendment to the 2017 Credit Facility increased the commitment fee for the undrawn portion of the revolving credit facility under the 2017 Credit Facility from 0.50% to 1.00% per annum.

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

The Amendment to the 2017 Credit Facility amended financial covenants with respect to the Senior Secured Leverage Ratio (as defined therein) and budgeting and lender reporting covenants that mirror those contained in the 2019 Senior Credit Facility. It also restricts certain Company actions, including certain acquisitions and joint venture arrangements. Please see the disclosure under “2019 Senior Credit Facility” above for a discussion of certain events of default under the Credit Facilities and related matters.

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

The 2017 Revolver matures on June 30, 2022. As of June 30, 2019, $52.1 million was outstanding on the 2017 Revolver. As of June 30, 2019, the Company had no availability to draw on the 2017 Revolver. The Company also had $2.9 million of outstanding letters of credit under the 2017 Revolver.

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

Prior to the March 8, 2019 amendment, borrowings under the 2017 Credit Facility bore interest at a rate tied to the Alternative Base Rate or the Adjusted London Interbank Offered Rate (“LIBOR”) (at the Company’s option, and both as defined in the 2017 Credit Facility). ABR Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bore interest at a rate per annum equal to the Alternative Base Rate plus 5.0% per annum. ABR Loans made under the 2017 Term Loan bore interest at a rate per annum equal to the Alternate Base Rate plus 5.75% per annum. Eurodollar Loans (as defined in the 2017 Credit Facility) made under the 2017 Revolver bore interest at the applicable Adjusted LIBOR plus 6.0%. Eurodollar Loans made under the 2017 Term Loan bore interest at the applicable Adjusted LIBOR plus 6.75% (with a 1.0% floor). In addition, under the 2017 Credit Facility, the Company paid a commitment fee for the undrawn portion of the 2017 Revolver of 0.5% per annum.

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

Due to the nature of the agreement between MedEquities and the Company, the transaction did not qualify for sale-leaseback accounting under GAAP. Therefore, the Sale-Leaseback Facilities remain on the Company’s balance sheets and continue to be depreciated over their remaining useful lives. The Company accounted for the $25.0 million of proceeds, less $0.4 million of transaction costs, as a financing obligation, of which $24.5 million was classified as a short-term liability. On a monthly basis, a portion of the payment is allocated to principal, which reduces the obligation balance, and interest, computed based on the Company’s incremental borrowing rate at the time of the transaction.

A summary of the Company’s financing lease obligation is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Financing lease obligation: Sale-Leaseback facilities	$24,489	$24,542
Less current portion	(24,489)	(121)
Total Financing lease obligation, net of current portion	$—	$24,421

13.   Stockholders’ Equity and Stock Based Compensation

The Company’s statements of stockholder’s equity for the periods indicated were as follows:

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2017	23,872,436	$24	$152,430	$(38,170)	$114,284	$(14,826)	$99,458
Common stock granted and issued under stock incentive plan, net of forfeitures	(19,503)	—	798	—	798	—	798
Common stock withheld for minimum statutory taxes	(4,145)	—	(48)	—	(48)	—	(48)
Effect of employee stock purchase plan	27,900	—	221	—	221	—	221
Common stock issued upon acquisition of AdCare, Inc.	562,051	—	5,439	—	5,439	—	5,439
Net income (loss)	—	—	—	1,056	1,056	(1,893)	(837)
Balance at March 31, 2018	24,438,739	$24	$158,840	$(37,114)	$121,750	$(16,719)	$105,031
Common stock granted and issued under stock incentive plan, net of forfeitures	161,398	—	1,361	—	1,361	—	1,361
Common stock withheld for minimum statutory taxes	(3,462)	—	(44)	—	(44)	—	(44)
Effect of employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon acquisition of AdCare, Inc.	—	1	(1)	—	—	—	—
Net loss	—	—	—	(1,602)	(1,602)	(1,990)	(3,592)
Balance at June 30, 2018	24,596,675	$25	$160,156	$(38,716)	$121,465	$(18,709)	$102,756

	Common Stock –				Total
	AAC Holdings, Inc.		Additional		Stockholders’	Non-	Total
	Shares		Paid-in	Retained	Equity of	Controlling	Stockholders’
	Outstanding	Amount	Capital	Deficit	AAC Holdings, Inc.	Interest	Equity
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273
Common stock granted and issued under stock incentive plan, net of forfeitures	(24,666)	—	364	—	364	—	364
Common stock withheld for minimum statutory taxes	—	—	—	—	—	—	—
Effect of employee stock purchase plan	116,532	—	137	—	137	—	137
Net loss	—	—	—	(22,019)	(22,019)	(2,097)	(24,116)
Balance at March 31, 2019	24,665,545	$25	$162,463	$(119,593)	$42,895	$(24,237)	$18,658
Common stock granted and issued under stock incentive plan, net of forfeitures	553,900	—	850	—	850	—	850
Common stock withheld for minimum statutory taxes	—	—	—	—	—	—	—
Effect of employee stock purchase plan	—	—	—	—	—	—	—
Net loss	—	—	—	(16,372)	(16,372)	(2,688)	(19,060)
Balance at June 30, 2019	25,219,445	$25	$163,313	$(135,965)	$27,373	$(26,925)	$448

Stock Based Compensation Plans

The Company granted zero and 150,000 shares of restricted common stock to certain of its employees as part of the 2014 Equity Incentive Plan, as amended from time to time (the “Plan”), during the three months ended June 30, 2019 and 2018, respectively. The Company granted zero and 150,000 shares of restricted common stock to certain of its employees as part of the Plan, during the six months ended June 30, 2019 and 2018, respectively. These restricted common shares vest annually over a period of three years beginning on December 31 of the year the restricted common stock was granted. Additionally, the Company granted 318,178 and 36,000 shares of fully vested common stock during the six months ended June 30, 2019 and 2018, respectively, to its non-employee directors pursuant to the Plan. The Company also granted 318,178 shares of restricted common stock to its non-employee directors during the six months ended June 30, 2019.  The Company recognized $0.6 million and $0.4 million of compensation expense for the six months ended June 30, 2019 and 2018, respectively, as a result of the non-employee director grants.

The Company recognized $0.8 million and $1.4 million in total equity-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. The Company recognized $1.2 million and $2.2 million in equity-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $1.1 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 0.6 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	181,825	$10.20
Granted	636,356	1.54
Vested	(318,178)	1.54
Forfeitures	(107,122)	6.95
Unvested at June 30, 2019	392,881	$4.08

Employee Stock Purchase Plan

For the six months ended June 30, 2019 and 2018, the Company issued 116,532 and 27,900 shares, respectively, of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”). No shares were issued during the three months ended June 30, 2019 and 2018.

For both the three and six months ended June 30, 2019 and 2018, the Company recognized $0.1 million of compensation expense related to the ESPP.

14.   Income Taxes

The provision for income taxes reflects an effective tax rate of 0.7% and 4.3%, for the six months ended June 30, 2019 and 2018, respectively. The difference in the Company’s effective tax rate for the six months ended June 30, 2019, when compared to the prior year, was primarily due to a change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

15.   Fair Value of Financial Instruments

The carrying amounts reported at June 30, 2019 and December 31, 2018 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The estimated fair value of such debt at June 30, 2019 approximated $332.9 million. The carrying value of such debt approximated its estimated fair value at December 31, 2018.

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

Securities Litigation

 On May 16, 2019, an alleged shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Caudle v. AAC Holdings, Inc. et al.). The plaintiff generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose certain information, with respect to financial statements reported by the Company for periods between 2016 and 2018, which statements were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In a related matter, on August 16, 2019, an alleged shareholder filed a derivative action on behalf of AAC Holdings, Inc. in the United States District Court in the Middle District of Tennessee (Cooper v. Michael Cartwright et al.) against the Company’s current and certain former members of its board of directors and senior executive team, alleging that these individuals breached their fiduciary duties and engaged in mismanagement. Given the uncertainty of litigation and the preliminary stage of these cases, we cannot at this time estimate the reasonably possible loss or range of loss that may result from these actions.  The Company believes that the allegations are without merit and is vigorously defending the action.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) risks associated with estimates of the value of accounts receivable or deterioration in collectability of accounts receivable; (vi) a failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (ix) a disruption in our ability to perform diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders or claims by various parties; (xii) inability to meet the covenants in the Company’s loan documents or lack of borrowing capacity, including the Company’s inability to enter into forbearance agreements and amendments with its lenders with respect to certain events of default; (xiii) inability to successfully raise capital to meet the Company’s liquidity needs; and (xiv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s most recently filed Annual Report on Form 10-K and other filings with the SEC. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform diagnostic laboratory services and provide physician services to our clients. As of June 30, 2019, we operated 9 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 996 inpatient beds, including 616 licensed detoxification beds, 15 standalone outpatient centers, and 4 sober living facilities across 447 beds for a total of 1,443 combined inpatient and sober living beds.

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

Facilities

The following table presents information about our network of substance use treatment facilities as of June 30, 2019:

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

Bed Count Summary

The following table presents information about our total bed count between inpatient beds and sober living beds as of June 30, 2019 and December 31, 2018, respectively:

	As of June 30, 2019	As of December 31, 2018	Decrease
Inpatient Beds	996	1,080	(84)
Sober Living Beds	447	471	(24)
Total Beds	1,443	1,551	(108)

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

Financing

2019 Senior Credit Facility

On March 8, 2019, we entered into that certain Credit Agreement (the “2019 Senior Credit Facility”) with Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto. The 2019 Senior Credit Facility is a term loan in the principal amount of $30.0 million. The 2019 Senior Credit Facility will mature on April 15, 2020.  Net proceeds from funding of the 2019 Senior Credit Facility were approximately $23 million after the payment of fees, costs and other expenses.

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

The terms of the 2019 Senior Credit Facility contains certain financial covenants, including, a maximum Senior Secured Leverage Ratio of (i) 7.75:1.00 as of the last day of the fiscal quarter ended June 30, 2019, (ii) 6.50:1.00 as of the last day of the fiscal quarter ending September 30, 2019, (iii) 6.25:1.00 as of the last day of the fiscal quarter ending December 31, 2019, (iv) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2020, (v) 5.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020,

(vi) 5.25:1.00 as of the last day of the fiscal quarters ending September 30, 2020 and December 31, 2020, (vii) 5.00:1.00 as of the last day of the fiscal quarters ending  March 31 and June 30, 2021 and (viii) 4.75:1.00 as of the last day of each fiscal quarter ending on and after December 31, 2020.  The 2019 Senior Credit Facility requires the Company to periodically report to lenders with respect to, and to comply with, the Company’s operating budget.  The Company is also required to (i) maintain no less than $5.0 million at any time of cash, cash equivalents and undrawn revolving loans under the 2017 Credit Facility (“Available Liquidity”) and (ii) to maintain no less than $7.5 million of Available Liquidity for any calendar week.

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

The Amendment to the 2017 Credit Facility contains financial covenants with respect to the Senior Secured Leverage Ratio (as defined therein) and budgeting and lender reporting covenants that mirror those contained in the 2019 Senior Credit Facility. It also restricts certain Company actions, including certain acquisitions and joint venture arrangements. Please see the disclosure under “2019 Senior Credit Facility” above for a discussion of certain events of default under the Credit Facilities and related matters.

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

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the March 8, 2019 amendment.

Defaults Under Credit Facilities

During the quarter ended June 30, 2019 and subsequent thereto, certain events of default occurred under the 2019 Senior

Credit Facility and the 2017 Credit Facility (collectively, the “Credit Facilities”), as well as certain other Company financing agreements. These events of default occurred with respect to the Company’s minimum available liquidity requirements, certain interest payment obligations, leverage ratio conditions and certain other matters. The Company’s management is currently engaged in discussions with its lenders regarding entrance into one or more amendments to the Credit Facilities, forbearance agreements or both, which would address the Company’s compliance with covenants and obligations under the Credit Facilities. While the Company is currently engaged in these discussions with its lenders, there can be no assurance that the Company will be able to enter into agreements or amendments under the Credit Facilities that will enable it to comply with its covenants and obligations thereunder.

Evaluation of Strategic Alternatives in the Company’s Real Estate Portfolio

The Company has commenced a process to generate additional value from its assets, including its real estate portfolio consisting of treatment centers located across the United States. Management’s goal is to leverage the portfolio to lower its cost of capital and enhance shareholder value. Real estate strategic alternatives could include further sale leasebacks of individual facilities or larger portions of the Company's real estate portfolio. There can be no assurance that the Company will be successful in completing asset sales as attractive values or completing additional sale leaseback transactions.

Going Concern

The Company incurred a loss from operations and had negative cash flows from operations for the year ended December 31,

2018 and the first half of 2019, which has contributed to limited liquidity. This resulted primarily from declines in patient census during the second half of 2018 and into the first half of 2019. The Company’s revenue is directly impacted by its ability to maintain census, which is dependent on a variety of factors, many of which are outside of the Company’s control, including its referral relationships, average length of stay of its clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, the effectiveness of the Company’s multi-faceted sales and marketing strategy and the individual decisions of the Company’s clients to seek and commit to treatment. On March 8, 2019 the Company entered into

2019 Senior Credit Facility which originally matured on March 31, 2020 and was subsequently amended to mature on April 15, 2020.

As noted above, the quarter ended June 30, 2019 and subsequent thereto, certain events of default occurred under the 2019 Senior

Credit Facility and the 2017 Credit Facility.

The uncertainties associated with the factors described above raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond August 2020 and to be able to discharge its liabilities and commitments in the normal course of business, the Company must do some or all of the following: (i) improve operating results by increasing census while maintaining efficiency regarding operating expenses through the cost savings initiatives implemented in late

2018 and early 2019; (ii) execute strategic alternatives related to the Company’s real-estate portfolio which could include further sale leasebacks of individual facilities or larger portions of the Company’s real estate portfolio; (iii) sell additional non-core or non-essential assets; and/or (iv) obtain additional financing. There can be no assurance that the Company will be able to achieve any or all of the foregoing. An inability to obtain funding from sale leasebacks, sales of non-core assets or to obtain additional debt or equity financing, on attractive terms or at all, could have a substantial negative effect on our liquidity and our ability to continue to operate without pursuing restructuring alternatives. Furthermore, as noted above, while the Company is pursuing discussions with its lenders to enter into agreements or amendments under the Credit Facilities to enable it to comply with its covenants and obligations thereunder, management can provide no assurance that these efforts will prove successful. If the Company is unable to obtain amendments or forbearance agreements for the defaults under the Credit Facilities or to refinance the Credit Facilities, the Company would not have sufficient liquidity to continue operating without pursuing a restructuring.

The consolidated financial statements were prepared on a going concern basis in accordance with GAAP.

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

Please refer to the risk factors contained in Part 1 Item 1A of the Company’s Annual Report on Form 10-K for the year ended

December 31, 2018, which are incorporated by reference, including those entitled: “Our level of indebtedness could adversely affect our ability to meet our obligations, react to changes in the economy or our industry and to raise additional capital to fund our operations.”; “Our operating flexibility is limited in significant respects by the restrictive covenants in our credit facilities, and we may be unable to comply with all covenants in the future.”; “Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future operations and growth.”; and “We will need additional financing to execute our long-term business plan and fund operations, at which time additional financing may not be available on reasonable terms or at all.

Components of Results of Operations

Client Related Revenue.  Our client related revenue primarily consists of service charges related to providing addiction treatment and related services, including clinical diagnostic laboratory services. We recognize revenue at the estimated net realizable value in the period in which services are provided. For all periods presented, a substantial majority of our client related revenue was reimbursable by commercial payors, including amounts paid by such payors to clients, with the remaining revenue payable directly by our clients.

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

Our accounts receivable primarily consists of amounts due from commercial payors. From time to time, we may provide free care to clients, which we refer to as scholarships. We do not recognize revenue for services provided to clients on scholarships. Included in the aging of accounts receivable are amounts for which the commercial insurance company paid out-of-network claims directly to the client and for which the client has yet to remit the insurance payment to us (which we refer to as “paid to client”). Such amounts paid to clients continue to be reflected in our accounts receivable aging as amounts due from commercial payors. Accordingly, our accounts receivable aging does not provide for the distinct identification of paid to client receivables. Also included in the aging of accounts receivable are amounts where we have received a partial payment from the commercial insurance company, and we are continuing to pursue additional collections for the balance that we estimate remains outstanding.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

The following table presents our condensed consolidated statements of operations as reported (in thousands):

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$60,595	96.6	$84,620	96.1	$(24,025)	(28.4)
Non-client related revenue	2,129	3.4	3,474	3.9	(1,345)	(38.7)
Total revenues	62,724	100.0	88,094	100.0	(25,370)	(28.8)

Operating expenses
Salaries, wages and benefits	38,928	62.1	46,850	53.2	(7,922)	(16.9)
Client related services	5,975	9.5	8,393	9.5	(2,418)	(28.8)
Provision for doubtful accounts	—	—	366	0.4	(366)	(100.0)
Advertising and marketing	2,725	4.3	2,584	2.9	141	5.5
Professional fees	5,557	8.9	4,950	5.6	607	12.3
Other operating expenses	10,260	16.4	12,194	13.8	(1,934)	(15.9)
Rentals and leases	2,094	3.3	2,563	2.9	(469)	(18.3)
Litigation settlement	—	—	244	0.3	(244)	(100.0)
Depreciation and amortization	3,572	5.7	5,909	6.7	(2,337)	(39.5)
Acquisition-related expenses	—	—	176	0.2	(176)	(100.0)
Total operating expenses	69,111	110.2	84,229	95.6	(15,118)	(17.9)
(Loss) income from operations	(6,387)	(10.2)	3,865	4.4	(10,252)	(265.3)
Interest expense, net	12,582	20.1	7,893	9.0	4,689	59.4
Gain on contingent consideration	—	—	(176)	(0.2)	176	(100.0)
Other income, net	(232)	(0.4)	(98)	(0.1)	(134)	136.7
Loss before income tax benefit	(18,737)	(29.9)	(3,754)	(4.3)	(14,983)	399.1
Income tax expense (benefit)	323	0.5	(162)	(0.2)	485	(299.4)
Net loss	(19,060)	(30.4)	(3,592)	(4.1)	(15,468)	430.6
Less: net loss attributable to noncontrolling interest	2,688	4.3	1,990	2.3	698	35.1
Net loss attributable to AAC Holdings, Inc. common stockholders	$(16,372)	(26.1)	$(1,602)	(1.8)	$(14,770)	922.0

Client Related Revenue

Client related revenues decreased $24.0 million, or 28.4%, to $60.6 million for the three months ended June 30, 2019 from $84.6 million for the three months ended June 30, 2018.

Our client related revenue was as follows (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$57,690	95.2	$67,426	79.7	$(9,736)	(14.4)
Outpatient facility and sober living services	5,407	8.9	9,564	11.3	(4,157)	(43.5)
Client related diagnostic services	(2,502)	(4.1)	7,630	9.0	(10,132)	(132.8)
Total client related revenue	$60,595	100.0	$84,620	100.0	$(24,025)	(28.4)

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue decreased $9.7 million, or 14.4%, to $57.7 million for the three months ended June 30, 2019 from $67.4 million for the three months ended June 30, 2018. The decrease in inpatient treatment facility services revenue was primarily related to an 8.0% decrease in ADC combined with a 7.1% decrease in ADR.

Our ADC decreased 70, or 8%, to 802 for the three months ended June 30, 2019 from 872 for the three months ended June 30, 2018. The decrease in ADC was primarily due to a decline in admissions of 7.9%.

Our ADR decreased 7.1% to $790 for the three months ended June 30, 2019 from $850 for the three months ended June 30, 2018.   The decrease in ADR was primarily related to a greater concentration of our inpatient treatment facility services revenue subject to commercial in-network managed care contracts, Medicare, and managed Medicaid plans; combined with other unfavorable changes in our payor mix.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue decreased $4.2 million, or 43.5%, to $5.4 million for the three months ended June 30, 2019, from $9.6 million for the three months ended June 30, 2018.

Outpatient visits decreased 25.7% to 37,903 for the three months ended June 30, 2019 from 51,019 for the three months ended June 30, 2018. The decrease in outpatient visits is primarily due to the corresponding decrease in ADC as well as the consolidation and exit of certain markets as previously discussed under Recent Developments.

ARV decreased 23.5% to $143 for the three months ended June 30, 2019 compared with $187 for the three months ended June 30, 2018. The decrease in outpatient ARV is primarily related to the payor mix of outpatient visits.

Client Related Diagnostic Services

Client related diagnostic services revenue decreased to ($2.5) million for the three months ended June 30, 2019 from $7.6 million for the three months ended June 30, 2018. The decrease is primarily related to continued pressure on reimbursement for these services.

Non-Client Related Revenue

Our non-client related revenue primarily consists of addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platform to serve people seeking treatment. Non-client related revenue decreased $1.3 million, or 38.7%, to $2.1 million for the three months ended June 30, 2019 from $3.5 million for the three months ended June 30, 2018.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased $7.9 million, or 16.9%, to $38.9 million for the three months ended June 30, 2019, from $46.9 million for the three months ended June 30, 2018. The decrease in salaries, wages and benefits is primarily related to reductions in force completed in late 2018 and the first quarter of 2019 to better align salaries, wages and benefits costs with ADC.

Client Related Services

Client related services expense decreased $2.4 million, or 28.8%, to $6.0 million for the three months ended June 30, 2019, from $8.4 million for the three months ended June 30, 2018. The decrease in client related services is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments.

Professional Fees

Professional fees increased $0.6 million, or 12.3%, to $5.6 million for the three months ended June 30, 2019, from $5.0 million for the three months ended June 30, 2018. The increase in professional fees was primarily related to increased legal and other costs related to certain litigation, government relations and regulatory matters as further discussed in Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report.

Other Operating Expenses

Other operating expenses decreased $1.9 million, or 15.9%, to $10.3 million for the three months ended June 30, 2019, from $12.2 million for the three months ended June 30, 2018. The decrease in other operating expenses is primarily related to the exit of certain markets as previously discussed under Recent Developments.

Rentals and Leases

Rentals and leases expense decreased $0.5 million, or 18.3%, to $2.1 million for the three months ended June 30, 2019, from $2.6 million for the three months ended June 30, 2018. The decrease in rentals and leases expense is primarily related to the exit of certain markets as previously discussed under Recent Developments.

Litigation Settlement

Litigation settlement expense was $0.2 million for the three months ended June 30, 2018.  We had no litigation settlement expense for the three months ended June 30, 2019.  For further discussion of significant legal matters, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.3 million, or 39.5%, to $3.6 million for the three months ended June 30, 2019, from $5.9 million for the three months ended June 30, 2018. The decrease in depreciation and amortization expense is partially attributable to the consolidation and exit of certain markets as previously discussed under Recent Developments.

Acquisition-related Expenses

Acquisition-related expenses were $0.2 million for the three months ended June 30, 2018. We had no acquisition-related expenses for the three months ended June 30, 2019.

Interest Expense

Interest expense increased $4.7 million, or 59.4%, to $12.6 million for the three months ended June 30, 2019, compared to $7.9 million for the three months ended June 30, 2018. The increase in interest expense was primarily the result of increased borrowings and an increase in the average interest rate on outstanding debt related to the 2019 Senior Credit Facility entered into during the first quarter of 2019.

Outstanding debt at June 30, 2019 was approximately $354.0 million, compared to $311.0 million at June 30, 2018. Our weighted average interest rate on outstanding debt at June 30, 2019 was 12.5% compared to 8.5% at June 30, 2018. Refer to Note 11, Debt, to our condensed consolidated financial statements included in this Quarterly Report for additional information on outstanding debt.

Income Taxes

For the three months ended June 30, 2019, income tax expense was $0.3 million, reflecting an effective tax rate of 1.7%, compared to income tax benefit of $0.2 million, reflecting an effective tax rate of 4.3%, for the three months ended June 30, 2018. The difference in the Company’s effective tax rate for the three months ended June 30, 2019, when compared to the prior year, was primarily due to the change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

Net Loss Attributable to Noncontrolling Interest

For the three months ended June 30, 2019, net loss attributable to noncontrolling interest was $2.7 million compared to $2.0 million for the three months ended June 30, 2018. The net loss attributable to noncontrolling interest is directly related to the results of operations of our consolidated VIEs.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

The following tables present our condensed consolidated statements of operations as reported (in thousands):

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$114,084	96.6	$163,250	96.4	$(49,166)	(30.1)
Non-client related revenue	4,010	3.4	6,031	3.6	(2,021)	(33.5)
Total revenues	118,094	100.0	169,281	100.0	(51,187)	(30.2)

Operating expenses
Salaries, wages and benefits	79,481	67.3	86,934	51.4	(7,453)	(8.6)
Client related services	12,016	10.2	16,140	9.5	(4,124)	(25.6)
Provision for doubtful accounts	—	—	366	0.2	(366)	(100.0)
Advertising and marketing	6,020	5.1	5,183	3.1	837	16.1
Professional fees	9,679	8.2	8,600	5.1	1,079	12.5
Other operating expenses	21,623	18.3	22,782	13.5	(1,159)	(5.1)
Rentals and leases	4,094	3.5	4,679	2.8	(585)	(12.5)
Litigation settlement	(1,238)	(1.0)	3,035	1.8	(4,273)	(140.8)
Depreciation and amortization	7,916	6.7	11,373	6.7	(3,457)	(30.4)
Gain on sale	(1,010)	(0.9)	—	—	(1,010)	—
Acquisition-related expenses	—	—	481	0.3	(481)	(100.0)
Total operating expenses	138,581	117.3	159,573	94.3	(20,992)	(13.2)
(Loss) income from operations	(20,487)	(17.3)	9,708	5.7	(30,195)	(311.0)
Interest expense, net	22,842	19.3	14,602	8.6	8,240	56.4
Gain on contingent consideration	—	—	(176)	(0.1)	176	(100.0)
Other income, net	(443)	(0.4)	(89)	(0.1)	(354)	397.8
Loss before income tax benefit	(42,886)	(36.3)	(4,629)	(2.7)	(38,257)	826.5
Income tax expense (benefit)	290	0.2	(200)	(0.1)	490	(245.0)
Net loss	(43,176)	(36.6)	(4,429)	(2.6)	(38,747)	874.8
Less: net loss attributable to noncontrolling interest	4,785	4.1	3,883	2.3	902	23.2
Net loss attributable to AAC Holdings, Inc. common stockholders	$(38,391)	(32.5)	$(546)	(0.3)	$(37,845)	6,931.3

Client Related Revenue

Client related revenues decreased $49.2 million, or 30.1%, to $114.1 million for the six months ended June 30, 2019 from $163.3 million for the six months ended June 30, 2018.

Our client related revenue was as follows (in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$102,579	89.9	$134,301	82.3	$(31,722)	(23.6)
Outpatient facility and sober living services	11,861	10.4	18,510	11.3	(6,649)	(35.9)
Client related diagnostic services	(356)	(0.3)	10,439	6.4	(10,795)	(103.4)
Total client related revenue	$114,084	100.0	$163,250	100.0	$(49,166)	(30.1)

Inpatient Treatment Facility Services Revenue

Inpatient treatment facilities services revenue decreased $31.7 million, or 23.6%, to $102.6 million for the six months ended June 30, 2019 from $134.3 million for the six months ended June 30, 2018. The decrease in inpatient treatment facility services revenue was primarily related to a 6.3% decrease in ADC combined with an 18.5% decrease in ADR.

Our ADC decreased 52 to 771 for the six months ended June 30, 2019 from 823 for the six months ended June 30, 2018. The decrease in ADC was primarily due to a decline in admissions of 9.9% excluding AdCare, partially offset by a 39.8% increase in AdCare admissions due to the full six months of June 30, 2019 as compared to four months of admissions in prior year due to AdCare acquisition on March 1, 2018. The consolidated increase in admissions of 5.5% was offset by the mix in length of stay between facilities.

Our ADR decreased 18.5% to $735 for the three months ended June 30, 2019 from $902 for the three months ended June 30, 2018.   The decrease in ADR was primarily related to a greater concentration of our inpatient treatment facility services revenue subject to commercial in-network managed care contracts, Medicare, and managed Medicaid plans; combined with other unfavorable changes in our payor mix. The increase in the concentration of inpatient treatment facility services revenue subject to commercial in-network managed care contracts, Medicare, and managed Medicaid plans was partially attributable to the acquisition of AdCare in March 2018, AdCare has a significantly higher concentration in these type of payor arrangements than the historical results of AAC.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue decreased $6.6 million, or 35.9%, to $11.9 million for the six months ended June 30, 2019, from $18.5 million for the six months ended June 30, 2018.

Outpatient visits decreased 4.6% to 77,620 for the six months ended June 30, 2019 from 81,332 for the six months ended June 30, 2018. The decrease in outpatient visits was primarily due to the corresponding decrease in ADC as well as the consolidation and exit of certain markets as previously discussed under Recent Developments.

ARV decreased 32.9% to $153 for the six months ended June 30, 2019 compared with $228 for the six months ended June 30, 2018. The decrease in outpatient ARV is primarily related to the payor mix of outpatient visits.

Client Related Diagnostic Services

Client related diagnostic services revenue decreased to ($0.4) million for the six months ended June 30, 2019 from $10.4 million for the six months ended June 30, 2018. The decrease in outpatient ARV is primarily related to continued pressure on reimbursement for these services.

Non-Client Related Revenue

Our non-client related revenue primarily consists of addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platform to serve people seeking treatment. Non-client related revenue decreased $2.0 million, or 33.5%, to $4.0 million for the six months ended June 30, 2019 from $6.0 million for the six months ended June 30, 2018.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased $7.5 million, or 8.6%, to $79.5 million for the six months ended June 30, 2019, from $86.9 million for the six months ended June 30, 2018. The decrease in salaries, wages and benefits is primarily related to the reductions in force completed in late 2018 and the first quarter of 2019 to better align salaries, wages and benefits costs with ADC.

Client Related Services

Client related services expense decreased $4.1 million, or 25.6%, to $12.0 million for the six months ended June 30, 2019, from $16.1 million for the six months ended June 30, 2018.  The decrease in client related services is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments as partially offset by the acquisition of AdCare on March 1, 2018.

Advertising and Marketing

Advertising and marketing expense increased $0.8 million, or 16.1%, to $6.0 million for the six months ended June 30, 2019, from $5.2 million for the six months ended June 30, 2018. The increase in advertising and marketing expense is primarily related to higher levels of advertising and marketing to help offset the impact of the Google algorithm change, partially offset by reduced spending due to a focus on more efficient and cost-effective advertising platforms including AAC owned websites.

Professional Fees

Professional fees increased $1.1 million, or 12.5%, to $9.7 million for the six months ended June 30, 2019, from $8.6 million for the six months ended June 30, 2018. The increase in professional fees was primarily related to increased legal and other costs related to certain litigation, government relations and regulatory matters as further discussed in Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report.

Other Operating Expenses

Other operating expenses decreased $1.2 million, or 5.1%, to $21.6 million for the six months ended June 30, 2019, from $22.8 million for the six months ended June 30, 2018. The decrease in other operating expenses is primarily related to the exit of certain markets as previously discussed under Recent Developments, partially offset by the acquisition of AdCare on March 1, 2018

Rentals and Leases

Rentals and leases expense decreased $0.6 million, or 12.5%, to $4.1 million for the six months ended June 30, 2019, from $4.7 million for the six months ended June 30, 2018. The decrease in rentals and leases expense is primarily related to the exit of certain markets as previously discussed under Recent Developments.

Litigation Settlement

Litigation settlement expense decreased $4.3 million, or 140.8%, to ($1.2) million for the six months ended June 30, 2019, from $3.0 million for the six months ended June 30, 2018. The decrease is due to insurance recoveries for settlement costs.

For further discussion of significant legal matters, see Note 16, Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.5 million, or 30.4%, to $7.9 million for the six months ended June 30, 2019, from $11.4 million for the six months ended June 30, 2018. The decrease in depreciation and amortization expense is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments and partially offset by the acquisition of AdCare on March 1, 2018.

Gain on Sale

The Company recognized a gain on sale of $1.0 million for the six months ended June 30, 2019 related to the sale of our Townsend subsidiary.

Acquisition-Related Expenses

Acquisition-related expenses were $0.5 million for the six months ended June 30, 2018. We had no acquisition-related expenses for the six months ended June 30, 2019.

Interest Expense

Interest expense increased $8.2 million, or 56.4%, to $22.8 million for the six months ended June 30, 2019, compared to $14.6 million for the six months ended June 30, 2018. The increase in interest expense was primarily the result of increased borrowings and an increase in the average interest rate on outstanding debt related to the 2019 Senior Credit Facility entered into during the first quarter of 2019.

Outstanding debt at June 30, 2019 was approximately $354.0 million, compared to $311.0 million at June 30, 2018. Our weighted average interest rate on outstanding debt at June 30, 2019 was 12.5% compared to 8.5% at June 30, 2018. Refer to Note 11, Debt, to our condensed consolidated financial statements included in this Quarterly Report for additional information on outstanding debt.

Income Taxes

For the six months ended June 30, 2019, income tax expense was $0.3 million, reflecting an effective tax rate of 0.7%, compared to income tax benefit of $0.2 million, reflecting an effective tax rate of 4.3%, for the six months ended June 30, 2018. The difference in the Company’s effective tax rate for the six months ended June 30, 2019, when compared to the prior year, was primarily due to the change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

Net Loss Attributable to Noncontrolling Interest

For the six months ended June 30, 2019, net loss attributable to noncontrolling interest was $4.8 million compared to $3.9 million for the six months ended June 30, 2018. The net loss attributable to noncontrolling interest is directly related to the operating results of our consolidated VIEs

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under the Company’s Credit Facilities, anticipated access to debt markets and anticipated proceeds from asset and sale-leaseback transactions.

We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a decrease in our net cash generated from operations due to a decrease in payments from commercial insurance companies or our ability to access debt markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements, credit ratings and general market conditions. Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to fund our future operations, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, and results of operations.

We anticipate that our current level of cash on hand, internally generated cash flows in combination with any access to debt markets and/or anticipated proceeds from sale-leaseback transactions or other strategic capital-raising transactions will be sufficient to fund our anticipated working capital needs, debt service and repayment obligations and capital expenditures for at least the next twelve months. For further discussion, please see Note 2 to the Condensed Consolidated financial statements contained herein.

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Used in operating activities	$(23,069)	$(15,709)	$(7,360)
Used in investing activities	(1,101)	(76,381)	75,280
Provided by financing activities	21,342	89,625	(68,283)
Net change in cash and cash equivalents	(2,828)	(2,465)	(363)
Cash and cash equivalents at end of period	$2,581	$11,353	$(8,772)

Operating Activities

Cash used in operating activities was $23.1 million for the six months ended June 30, 2019, compared to $15.7 million for the six months ended June 30, 2018. Included in the cash used in operating activities for the six months ended June 30, 2018 was $25.0 million paid related to the Tennessee claim and $1.0 million paid related to the Nevada claim.

Investing Activities

Cash used in investing activities was $1.1 million for the six months ended June 30, 2019, compared to $76.4 million for the six months ended June 30, 2018. Cash used in investing activities for the six months ended June 30, 2019, was primarily used for maintenance capital expenditures. Cash used in investing activities for the six months ended June 30, 2018 reflected the AdCare acquisition.

Financing Activities

Cash provided by financing activities was $21.3 million for the six months ended June 30, 2019, compared to $89.6 million for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019, was primarily related to the net proceeds from the 2019 Senior Credit Facility.  Refer to Note 11, Debt, to our condensed consolidated financial statements included in this Quarterly Report for additional information on the 2019 Senior Credit Facility.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 11, Debt, to the accompanying condensed consolidated financial statements.

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

During the quarter ended June 30, 2019 and subsequent thereto, certain events of default occurred under the Company’s

Credit Facilities, as well as certain other Company financing agreements. These events of default occurred with respect to the Company’s minimum available liquidity requirements, certain interest payment obligations, leverage ratio conditions and certain other matters. The Company’s management is currently engaged in discussions with its lenders regarding entrance into one or more amendments to the Credit Facilities, forbearance agreements or both, which would address the Company’s current liquidity and its compliance with covenants and obligations under the Credit Facilities. While the Company is currently engaged in these discussions with its lenders, there can be no assurance that the Company will be able to enter into agreements or amendments under the Credit Facilities that will enable it to comply with its covenants and obligations thereunder. Please refer to the risk factors contained in Part 1 Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated by reference, including those entitled: “Our level of indebtedness could adversely affect our ability to meet our obligations, react to changes in the economy or our industry and to raise additional capital to fund our operations.”; “Our operating flexibility is limited in significant respects by the restrictive covenants in our credit facilities, and we may be unable to comply with all covenants in the future.”; “Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future operations and growth.”; and “We will need additional financing to execute our long-term business plan and fund operations, at which time additional financing may not be available on reasonable terms or at all. Please also refer to Note 2 to the consolidated condensed financial statements contained herein.

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

The Amendment to the 2017 Credit Facility increased the interest rate on the term loans outstanding under the 2017 Credit Facility (the “2017 Term Loans”) by, at the Company’s option, either (i) 2.00% per annum (which shall be reduced to 1.00% per annum if the Senior Secured Leverage Ratio Condition as defined in the amended 2017 Credit Facility, is satisfied), payable in cash or (ii) 4.00% per annum, payable-in-kind. In addition, the Amendment to the 2017 Credit Facility increased the commitment fee for the undrawn portion of the revolving credit facility under the 2017 Credit Facility from 0.50% to 1.00% per annum.

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

The Amendment to the 2017 Credit Facility amended financial covenants with respect to the Senior Secured Leverage Ratio (as defined therein) and contains budgeting and lender reporting covenants that mirror those contained in the 2019 Senior Credit Facility. It also restricts certain Company actions, including certain acquisitions and joint venture arrangements. Please see the disclosure under “2019 Senior Credit Facility” above for a discussion of certain events of default under the Credit Facilities and related matters.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2019 consisted of $345.6 million of variable rate debt with interest based on LIBOR, plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.5 million on an annual basis based upon our borrowing level at June 30, 2019.

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

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q, as a result of the materials weakness discussed above. Notwithstanding the identified material weakness, our management has concluded that the unaudited condensed consolidated financial statements in this quarterly filing on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described in Note 16, Commitments and Contingencies, to the Company’s condensed consolidated financial statements included in this Quarterly Report and incorporated by reference in this Part II, Item 1, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults on Senior Securities

Refer to Note 11, Debt, for further discussion.

Item 6.  Exhibits

Number	Exhibit Description
10.1

Confidential Separation Agreement and Mutual Release, by and between the Company and Michael J. Nanko, effective June 14, 2019 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2019 and incorporated by reference herein)

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

*Filed herewith.

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

Date: September 9, 2019