Form 10-Q
period 2019-09-30
AAC Holdings, Inc.
filed 2019-11-13
CIK 1606180

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36643

AAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada		35-2496142
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 Powell Place Brentwood, TN		37027
(Address of principal executive offices)		(Zip code)

Title of class of stock Common Stock, $0.001 par value	Trading Symbol AACH	Name of exchange registered on OTC

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

As of November 8, 2019, the registrant had 25,157,712 shares of common stock, $0.001 par value per share, outstanding.

AAC HOLDINGS, INC.

Form 10-Q

September 30, 2019

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

AAC HOLDINGS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDEDS SEPTEMBER 30, 2019 AND 2018

Unaudited

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Client related revenue	$58,165	$66,107	$172,249	$229,357
Non-client related revenue	690	2,927	4,700	8,958
Total revenues	58,855	69,034	176,949	238,315

Operating expenses
Salaries, wages and benefits	36,274	44,831	115,755	131,765
Client related services	6,102	8,594	18,118	24,734
Provision for doubtful accounts	—	—	—	366
Advertising and marketing	1,621	3,037	7,641	8,220
Professional fees	4,517	5,697	14,196	14,297
Other operating expenses	9,162	12,833	30,785	35,615
Rentals and leases	2,011	2,760	6,105	7,439
Litigation settlement	(2,083)	100	(3,321)	3,135
Depreciation and amortization	3,507	5,573	11,423	16,946
Gain on sale	—	—	(1,010)	—
Acquisition-related expenses	—	111	—	592
Total operating expenses	61,111	83,536	199,692	243,109
Loss from operations	(2,256)	(14,502)	(22,743)	(4,794)
Interest expense, net	14,274	8,738	37,116	23,340
Loss on contingent consideration	—	947	—	771
Other (income) expense, net	(770)	732	(1,213)	643
Loss before income tax expense (benefit)	(15,760)	(24,919)	(58,646)	(29,548)
Income tax expense (benefit)	298	(1,075)	588	(1,275)
Net loss	(16,058)	(23,844)	(59,234)	(28,273)
Less: net loss attributable to noncontrolling interest	2,985	1,663	7,770	5,546
Net loss attributable to AAC Holdings, Inc. common stockholders	$(13,073)	$(22,181)	$(51,464)	$(22,727)
Basic loss per common share	$(0.52)	$(0.92)	$(2.08)	$(0.95)
Diluted loss per common share	$(0.52)	$(0.92)	$(2.08)	$(0.95)
Weighted-average common shares outstanding:
Basic	24,938,894	24,205,159	24,728,135	24,039,550
Diluted	24,938,894	24,205,159	24,728,135	24,039,550

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,521	$5,409
Accounts receivable, net of allowances	52,153	47,860
Prepaid expenses and other current assets	5,167	10,695
Total current assets	58,841	63,964
Property and equipment, net	158,467	166,921
Right-of-use assets - operating, net	27,186	—
Goodwill	198,952	198,952
Intangible assets, net	9,933	12,063
Other assets	10,975	10,377
Total assets	$464,354	$452,277

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,270	$13,507
Accrued and other current liabilities	40,771	30,423
Accrued litigation	3,416	8,000
Current portion of long-term debt	338,014	309,394
Current portion of lease liability - operating	4,921	—
Current portion of financing lease obligation	24,457	121
Total current liabilities	435,849	361,445
Deferred tax liabilities	1,643	1,227
Long-term debt, net of current portion and deferred financing costs	7,134	9,764
Lease liability - operating, net of current portion	27,393	—
Financing lease obligation, net of current portion	—	24,421
Other long-term liabilities	7,737	13,147
Total liabilities	479,756	410,004

Stockholders’ (Deficit) equity
Common stock, $0.001 par value: 70,000,000 shares authorized, 25,157,712 and 24,573,679 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	163,521	161,962
Accumulated deficit	(149,038)	(97,574)
Total stockholders’ equity	14,508	64,413
Noncontrolling interest	(29,910)	(22,140)
Total stockholders’ (deficit) equity including noncontrolling interest	(15,402)	42,273
Total liabilities and stockholders’ (deficit) equity	$464,354	$452,277

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, Inc.

CONDENSED Consolidated Statement of Stockholders’ (Deficit) Equity

Unaudited

(Dollars in thousands)

	Common Stock –
	AAC Holdings, Inc.				Total
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity of AAC Holdings, Inc.	Non- Controlling Interest	Total Stockholders' (Deficit) Equity
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273
Common stock granted and issued under stock incentive plan, net of forfeitures	341,750	—	1,329	—	1,329	—	1,329
Effect of employee stock purchase plan	242,283	—	230	—	230	—	230
Net loss	—	—	—	(51,464)	(51,464)	(7,770)	(59,234)
Balance at September 30, 2019	25,157,712	$25	$163,521	$(149,038)	$14,508	$(29,910)	$(15,402)

See accompanying notes to condensed consolidated financial statements.

AAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(59,234)	$(28,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	366
Depreciation and amortization	11,423	16,946
Equity compensation	1,329	3,104
Loss on contingent consideration	—	771
Loss on disposal of property and equipment	617	1,000
Amortization of deferred financing costs	3,027	2,077
Deferred income taxes	416	(1,405)
Non-cash interest expense	2,695	—
Changes in operating assets and liabilities:
Accounts receivable	(4,293)	7,895
Prepaid expenses and other assets	7,433	(461)
Accounts payable	10,763	645
Accrued and other current liabilities	16,725	1,436
Accrued litigation	(4,584)	(23,300)
Other liabilities	(9,390)	(559)
Net cash used in operating activities	(23,073)	(19,758)
Cash flows used in investing activities:
Purchase of property and equipment	(2,640)	(15,458)
Acquisition of subsidiaries	—	(65,827)
Sale of subsidiary	887	—
Net cash used in investing activities	(1,753)	(81,285)
Cash flows provided by financing activities:
Payments on 2017 Credit Facility	(3,648)	(5,172)
Proceeds from 2019 Senior Credit Facility, net of deferred financing costs	24,544	—
Proceeds from 2017 Credit Facility, net of deferred financing costs	1,461	99,286
Payments on finance leases and other	(669)	(563)
Payments on AdCare Note	(750)	(500)
Payment of employee taxes for net share settlement	—	(567)
Net cash provided by financing activities	20,938	92,484
Net change in cash and cash equivalents	(3,888)	(8,559)
Cash and cash equivalents, beginning of period	5,409	13,818
Cash and cash equivalents, end of period	$1,521	$5,259

Supplemental information on non-cash investing and financing transactions:
Cash and cash equivalents paid for:
Interest, net of capitalized interest	$19,757	$—
Acquisition of equipment through leases	65	—
Accrued purchase of property and equipment	—	102
Accrued employee taxes for net share settlement	—	54

2018 Acquisition:
Purchase price, including contingent consideration	$—	$85,103
Buyer common stock issued	—	(5,439)
Contingent consideration	—	(501)
Promissory note issued	—	(9,636)
Cash acquired	—	(1,000)
Cash paid for acquisition	$—	$68,527

See accompanying notes to condensed consolidated financial statement

AAC HOLDINGS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.   Description of Business

AAC Holdings, Inc. (collectively with its subsidiaries, the “Company”, “AAC Holdings”, or “AAC”) was incorporated on February 12, 2014. The Company is headquartered in Brentwood, Tennessee, and provides inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with the Company’s substance use treatment services, the Company performs drug testing, diagnostic laboratory services and provides physician services to clients. The Company operates numerous facilities located throughout the United States, including inpatient substance abuse treatment facilities, standalone outpatient centers and sober living facilities that focus on delivering effective clinical care and treatment solutions.

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

 The Company consolidated seven professional groups (“Professional Groups”) that constitute VIEs as of and for the periods ended September 30, 2019 and December 31, 2018. The Professional Groups are responsible for the supervision and delivery of medical services to the Company’s clients, and the Company provides management services to the Professional Groups. Based on the Company’s ability to direct the activities that most significantly impact the economic performance of the Professional Groups, provide necessary funding and the obligation and likelihood of absorbing all expected gains and losses, the Company has determined that it is the primary beneficiary of these Professional Groups.

The accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 include assets of $0.6 million and $1.5 million, respectively, and liabilities of $0.6 million and $0.6 million, respectively, related to the VIEs. The accompanying condensed consolidated statements of operations include net loss attributable to noncontrolling interest of $3.0 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and net loss of $7.8 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Going Concern

The Company incurred losses from operations and had negative cash flows from operations for the year ended December 31, 2018 and the first nine months of 2019, which has contributed to limited liquidity. This resulted primarily from declines in patient census during the second half of 2018 and into the first nine months of 2019. The Company’s revenue is directly impacted by its ability to maintain census, which is dependent on a variety of factors, many of which are outside of the Company’s control, including its referral relationships, average length of stay of its clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, the effectiveness of the Company’s multi-faceted sales and marketing strategy and the individual decisions of the Company’s clients to seek and commit to treatment. On March 8, 2019 the Company entered into an incremental senior credit facility for a principal loan of $30 million which originally matured on March 31, 2020 and was subsequently amended to mature on April 15, 2020. During the quarters ended June 30, 2019 and September 30, 2019, certain events of default occurred under the 2019 Senior Credit Facility, the 2017 Credit Facility and the Company’s sale leaseback agreement as further discussed in Note 12. On October 30, 2019, the Company reached an agreement with its senior secured lenders that provided an additional $5 million of liquidity and a forbearance agreement through March 31, 2020, regarding certain events of default.

The uncertainties associated with the factors described above raise substantial doubt about the Company's ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and to be able to discharge its liabilities and commitments in the normal course of business, the Company must do some or all of the following: (i) improve operating results by increasing census while maintaining efficiency regarding operating expenses through the cost savings initiatives implemented in late 2018 and in 2019; (ii) execute strategic alternatives related to the Company’s real-estate portfolio which could include further sale leasebacks of individual facilities or larger portions of the Company’s real estate portfolio; (iii) sell additional non-core or non-essential assets; and/or (iv) obtain additional financing. There can be no assurance that the Company will be able to achieve any or all of the foregoing. An inability to obtain funding from sale leasebacks, sales of non-core assets or to obtain additional debt or equity financing, on attractive terms or at all, could have a substantial negative effect on our liquidity and our ability to continue to operate without pursuing restructuring alternatives.

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

For the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$51,264	88.1	$54,091	81.8	$(2,827)	(5.2)
Outpatient facility and sober living services	5,344	9.2	$10,253	15.5	(4,909)	(47.9)
Client related diagnostic services	1,557	2.7	$1,763	2.7	(206)	(11.7)
Total client related revenue	$58,165	100.0	$66,107	100.0	$(7,942)	(12.0)

For the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$153,843	89.3	$188,392	82.1	$(34,549)	(18.3)
Outpatient facility and sober living services	17,205	10.0	28,763	12.5	(11,558)	(40.2)
Client related diagnostic services	1,201	0.7	12,202	5.3	(11,001)	(90.2)
Total client related revenue	$172,249	100.0	$229,357	100.0	$(57,108)	(24.9)

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

Revenue for addiction care treatment services for individuals in the criminal justice system is recognized as services are provided in accordance with contracts with certain Massachusetts and Rhode Island state agencies.

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

4.   General and Administrative Costs

The majority of the Company’s expenses are cost of revenue items. Costs that could be classified as general and administrative expenses include the Company’s corporate overhead costs, which were $15.0 million and $19.2 million for the three months ended September 30, 2019 and 2018, respectively, and $49.4 million and $62.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table presents the components of the numerator and denominator used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to AAC Holdings, Inc. common stockholders	$(13,073)	$(22,181)	$(51,464)	$(22,727)
Denominator
Weighted-average common shares outstanding – basic	24,938,894	24,205,159	24,728,135	24,039,550
Dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	24,938,894	24,205,159	24,728,135	24,039,550

Basic loss per common share	$(0.52)	$(0.92)	$(2.08)	$(0.95)
Diluted loss per common share	$(0.52)	$(0.92)	$(2.08)	$(0.95)

For the three months ended September 30, 2019 and 2018, the Company had 22,040 and 87,801 potentially dilutive shares, respectively. For the nine months ended September 30, 2019 and 2018, the Company had 44,908 and 100,804 potentially dilutive shares, respectively. These dilutive shares are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods presented.

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

7.   Accounts Receivable

As of September 30, 2019, approximately 25.1% of the Company’s accounts receivable were due from TriWest Healthcare Alliance. No other payor accounted for more than 10% of accounts receivable as of September 30, 2019. As of December 31, 2018, no payor comprised more than 10% of accounts receivable.

As of September 30, 2019, substantially all accounts receivable aged greater than 360 days were fully reserved in our condensed consolidated financial statements.

Approximately $0.7 million and $2.2 million of accounts receivable, net of the allowance for doubtful accounts, at September 30, 2019 and December 31, 2018, respectively, includes accounts where the Company has received a partial payment from a commercial insurance company and the Company is continuing to pursue additional collections for the remaining balance. An account is written off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible.

8.   Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Land	$19,365	$19,364
Buildings and improvements	167,910	161,723
Equipment and software	35,158	35,059
Construction in progress	14,910	16,413
Total property and equipment	237,343	232,559
Less accumulated depreciation	(78,876)	(65,638)
Property and equipment, net	$158,467	$166,921

For the three months ended September 30, 2019 and 2018, depreciation expense was $2.9 million and $5.1 million, respectively.

For the nine months ended September 30, 2019 and 2018, depreciation expense was $9.4 million and $15.6 million, respectively.

9. Leases

On January 1, 2019, the Company adopted the cumulative accounting standard updates issued by the FASB that amend the accounting for leases under ASC 842. These changes to the lease accounting model require operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded for the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. When able, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not determinable, the Company uses its incremental borrowing rate. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

The Company makes use of operating leases for property and equipment, and finance leases for equipment and vehicles. The Company’s leases have a remaining life ranging from 0.1 years to 11 years, some of which contain an option to extend at the discretion of the Company.

Components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,991	$6,001

Finance lease cost
Amortization of ROU assets	131	606
Interest on lease liabilities	22	83
Total finance lease cost	153	689

Total lease cost	$2,144	$6,690

Supplemental balance sheet information related to leases are as follows (in thousands):

Component of Lease Balances	Classification	September 30, 2019

Assets:
Operating lease assets	Right-of-use asset - operating, net	$27,186
Finance lease assets	Other assets	1,060
Accumulated Amortization ROU asset	Other assets	(606)
Total leased assets		$27,640

Liabilities:
Operating lease liabilities:
current portion	Current portion of lease liability - operating	$4,921
long-term portion	Lease liability - operating, net of current portion	27,393
Total Operating lease liabilities		32,314
Finance lease liabilities:
current portion	Accrued and other current liabilities	419
long-term portion	Other long-term liabilities	167
Total Finance lease liabilities		586

Total lease liabilities		$32,900

Weighted average remaining lease term
Operating leases		7 years
Finance leases		2 years
Weighted average discount rate
Operating leases		9.9%
Finance leases		20.1%

Supplemental cash flow information related to leases are as follows (in thousands):

Nine Months Ended September 30, 2019
Cash used in operating activities
Operating leases	$5,403
Finance leases	61

Cash used in financing activities
Finance leases	$432

Right-of-use assets recognized in exchange for new lease obligations
Operating leases	$—
Finance leases	65

Maturities of lease liabilities are as follows (in thousands):

	September 30, 2019
	Finance	Operating
2019	$222	$1,823
2020	232	4,112
2021	81	3,617
2022	27	3,768
2023	23	3,692
Thereafter	1	15,302
Total	$586	$32,314

The Company’s future minimum lease commitments as of December 31, 2018 under Accounting Standards Codification Topic 840 are as follows:

	December 31, 2018
	Capital	Operating
2019	$601	$5,144
2020	200	4,158
2021	60	3,617
2022	12	3,768
2023	8	3,692
Thereafter	—	15,302
Total	$881	$35,681

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

During the nine months ended September 30, 2019, the Company identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators included, but were not limited to, a continuing decline in market capitalization as well as continuing decline in performance indicators and negative operating cash flows. The Company performed the goodwill impairment test by comparing its market capitalization to its enterprise carrying value which was negative as of September 30, 2019. Based on this analysis no goodwill impairment was indicated as the fair value of the single reporting unit exceeded the carrying value as of September 30, 2019.

The Company’s goodwill balances as of September 30, 2019 were as follows (in thousands):

Balance at December 31, 2018	$198,952
2019 Activity	—
Balance at September 30, 2019	$198,952

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Value		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Trademarks and trade names	$7,552	$8,422	$3,104	$2,777
Non-compete agreements	1,777	2,107	1,531	1,583
Marketing intangibles	5,651	5,651	2,474	2,050
Leasehold interests	1,498	1,498	702	587
Service contracts	950	950	150	79
Other	602	601	136	90
	$18,030	$19,229	$8,097	$7,166

The related amortization expense for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.5 million, respectively.

The related amortization expense for the nine months ended September 30, 2019 and 2018 was $1.4 million and $1.4 million, respectively.

All intangible assets are amortized using the straight-line method. The following table presents amortization expense expected to be recognized during fiscal years subsequent to September 30, 2019 (in thousands):

Fiscal Year Ended	Expected Amortization Expense
2019(1)	$451
2020	1,798
2021	1,653
2022	1,532
2023	1,298
Thereafter	3,201
Total	$9,933
(1)	Presents expected amortization from October 1, 2019 through December 31, 2019.

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

The 2017 Credit Facility requires the maintenance of a certain coverage ratio in order for the Company to be in compliance with the agreement. As of December 31, 2018, the Company would have been in violation of this covenant absent the March 8, 2019 amendment. For the aforementioned factors, and in accordance with ASC 470-10-55, due to the uncertainties noted under Going Concern in Note 2, Basis of Presentation, the Company has classified its obligations related to the 2017 Credit Facility as current liabilities as of September 30, 2019. This reclassification has no impact on the scheduled maturities or the timing of payments related to the debt obligations.

A summary of the Company’s debt obligations is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Senior secured loans - 2017 Credit Facility	$318,340	$317,479
Senior secured loans - 2019 Senior Credit Facility	$30,000	$—
Subordinated debt	8,134	8,884
Unamortized deferred financing costs	(11,326)	(8,085)
Capital lease obligations	—	880
Total debt	345,148	319,158
Less current portion of long-term debt	(338,014)	(309,394)
Long-term debt, net of current portion and deferred financing costs	$7,134	$9,764

Amendment to the 2019 Senior Credit Facility

On October 30, 2019, the Company entered into Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guarantee and Collateral Agreement (the “2019 Senior Credit Facility Amendments”) with the consenting and new lenders. The 2019 Senior Credit Facility Amendments amend that certain Credit Agreement, dated as of March 8, 2019, as previously amended (the “2019 Senior Credit Facility”), by and among the Company, and the lenders party thereto, to make an additional $5 million of term loans under the 2019 Senior Credit Facility.

In accordance with the terms of the 2019 Senior Credit Facility Amendments, the Company and affiliated loan parties also entered into a Forbearance Agreement (the “Forbearance Agreement”) dated October 30, 2019 with the forbearing lenders and the agent party thereto, pursuant to which the forbearing lenders agreed to forbear from exercising remedies under the 2019 Senior Credit Facility that might be triggered by certain specified events of default until March 31, 2020.

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

The terms of the 2019 Senior Credit Facility contain certain financial covenants, including, a maximum Senior Secured Leverage Ratio of (i) 7.75:1.00 as of the last day of the fiscal quarter ended September 30, 2019, (ii) 6.50:1.00 as of the last day of the fiscal quarter ending September 30, 2019, (iii) 6.25:1.00 as of the last day of the fiscal quarter ended December 31, 2019, (iv) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2020, (v) 5.50:1.00 as of the last day of the fiscal quarter ending

June 30, 2020, (vi) 5.25:1.00 as of the last day of the fiscal quarters ending September 30, 2020 and December 31, 2020, (vii) 5.00:1.00 as of the last day of the fiscal quarters ending March 31 and June 30, 2021 and (viii) 4.75:1.00 as of the last day of each fiscal quarter ending on and after December 31, 2020. The 2019 Senior Credit Facility requires the Company to periodically report to lenders with respect to, and to comply with, the Company’s operating budget. The Company is also required to (i) maintain no less than $5.0 million at any time of cash, cash equivalents and undrawn revolving loans under the 2017 Credit Facility (“Available Liquidity”) and (ii) to maintain no less than $7.5 million of Available Liquidity for any calendar week.

During the quarter ended September 30, 2019 and subsequent thereto, certain events of default occurred under the 2019 Senior Credit Facility  and the Company’s Amendment and Waiver No. 1 to Credit Agreement, dated March 8, 2019, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, the required lenders party thereto and the other loan parties party thereto which amended that certain Credit Agreement, dated June 30, 2017, as previously amended, by and among the Company, Credit Suisse AG, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “2017 Credit Facility” and, together with the 2019 Senior Credit Facility, the “Credit Facilities”), as well as certain other Company financing agreements. These events of default occurred with respect to the Company’s minimum available liquidity requirements, certain interest payment obligations and certain other matters.

October 2019 Amendment to the 2017 Credit Facility

On October 30, 2019, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2 to the 2017 Credit Facility”) and Amendment No. 3 to Credit Agreement and Amendment No. 3 to Guarantee and Collateral Agreement (together with Amendment No. 2 to the 2017 Credit Facility, the “2017 Credit Facility Amendments”) with the consenting lenders party thereto, amending that certain Credit Agreement dated as of June 30, 2017, as previously amended (the “2017 Credit Facility”), by and among the Company, and the lenders party thereto.

Among other things, the 2017 Credit Facility Amendments permit the additional $5 million in term loans made under the 2019 Senior Credit Facility.  In accordance with the terms of the 2017 Credit Facility Amendments, the Company and affiliated loan parties also entered into a Forbearance Agreement (the “Forbearance Agreement”) dated October 30, 2019 with the forbearing lenders and the agents party thereto, pursuant to which the forbearing lenders agreed to forbear from exercising remedies under the 2017 Credit Facility that might be triggered by certain specified events of default until March 31, 2020.

March 2019 Amendments to the 2017 Credit Facility

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

The 2017 Revolver matures on June 30, 2022. As of September 30, 2019, $52.1 million was outstanding on the 2017 Revolver. As of September 30, 2019, the Company had no availability to draw on the 2017 Revolver. The Company also had $2.9 million of outstanding letters of credit under the 2017 Revolver.

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

12.   Financing Lease Obligation

On August 9, 2017, the Company closed on a sale-leaseback transaction for $25.0 million (the “2017 Sale-Leaseback”), in which the Company sold two drug and alcohol rehabilitation outpatient facilities and two sober living facilities: the Desert Hope Facility and Resolutions Las Vegas, each located in Las Vegas, Nevada, and the Greenhouse Facility and Resolutions Arlington, each located in Arlington, Texas (collectively, the “Sale-Leaseback Facilities”).

Simultaneously with the sale of the Sale-Leaseback Facilities, the Company entered into an operating lease, dated August 9, 2017, in which the Company will continue to operate the Sale-Leaseback Facilities. The operating lease provides for a 15-year term for each facility with two separate renewal terms of five years each if the Company chooses to exercise its right to extend the lease term.

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

During the quarter ended September 30, 2019, certain events of default occurred under the Sale-Leaseback Facilities. As a result of the events of default, the financing lease obligation is classified as a current liability at September 30, 2019.

A summary of the Company’s financing lease obligation is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Financing lease obligation: Sale-Leaseback facilities	$24,457	$24,542
Less current portion	(24,457)	(121)
Total Financing lease obligation, net of current portion	$—	$24,421

13.   Stockholders’ (Deficit) Equity and Stock Based Compensation

The Company’s statements of stockholder’s equity for the periods indicated were as follows:

	Common Stock –
	AAC Holdings, Inc.				Total
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity of AAC Holdings, Inc.	Non- Controlling Interest	Total Stockholders' (Deficit) Equity
Balance at December 31, 2017	23,872,436	$24	$152,430	$(38,170)	$114,284	$(14,826)	$99,458
Common stock granted and issued under stock incentive plan, net of forfeitures	(19,503)	—	798	—	798	—	798
Common stock withheld for minimum statutory taxes	(4,145)	—	(48)	—	(48)	—	(48)
Effect of employee stock purchase plan	27,900	—	221	—	221	—	221
Common stock issued upon acquisition of AdCare, Inc.	562,051	—	5,439	—	5,439	—	5,439
Net income (loss)	—	—	—	1,056	1,056	(1,893)	(837)
Balance at March 31, 2018	24,438,739	$24	$158,840	$(37,114)	$121,750	$(16,719)	$105,031
Common stock granted and issued under stock incentive plan, net of forfeitures	161,398	—	1,361	—	1,361	—	1,361
Common stock withheld for minimum statutory taxes	(3,462)	—	(44)	—	(44)	—	(44)
Common stock issued upon acquisition of AdCare, Inc.	—	1	(1)	—	—	—	—
Net loss	—	—	—	(1,602)	(1,602)	(1,990)	(3,592)
Balance at June 30, 2018	24,596,675	$25	$160,156	$(38,716)	$121,465	$(18,709)	$102,756
Common stock granted and issued under stock incentive plan, net of forfeitures	8,000	—	945	—	945	—	945
Common stock withheld for minimum statutory taxes	(3,518)	—	(54)	—	(54)	—	(54)
Effect of employee stock purchase plan	20,496	—	162	—	162	—	162
Net income (loss)	—	—	—	(22,181)	(22,181)	(1,663)	(23,844)
Balance at September 30, 2018	24,621,653	$25	$161,209	$(60,897)	$100,337	$(20,372)	$79,965

	Common Stock –
	AAC Holdings, Inc.				Total
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity of AAC Holdings, Inc.	Non- Controlling Interest	Total Stockholders' (Deficit) Equity
Balance at December 31, 2018	24,573,679	$25	$161,962	$(97,574)	$64,413	$(22,140)	$42,273
Common stock granted and issued under stock incentive plan, net of forfeitures	(24,666)	—	364	—	364	—	364
Effect of employee stock purchase plan	116,532	—	137	—	137	—	137
Net loss	—	—	—	(22,019)	(22,019)	(2,097)	(24,116)
Balance at March 31, 2019	24,665,545	$25	$162,463	$(119,593)	$42,895	$(24,237)	$18,658
Common stock granted and issued under stock incentive plan, net of forfeitures	553,900	—	850	—	850	—	850
Net loss	—	—	—	(16,372)	(16,372)	(2,688)	(19,060)
Balance at June 30, 2019	25,219,445	$25	$163,313	$(135,965)	$27,373	$(26,925)	$448
Common stock granted and issued under stock incentive plan, net of forfeitures	(187,484)	—	115	—	115	—	115
Effect of employee stock purchase plan	125,751	—	93	—	93	—	93
Net loss	—	—	—	(13,073)	(13,073)	(2,985)	(16,058)
Balance at September 30, 2019	25,157,712	$25	$163,521	$(149,038)	$14,508	$(29,910)	$(15,402)

Stock Based Compensation Plans

The Company granted zero and 10,000 shares of restricted common stock to certain of its employees as part of the 2014 Equity Incentive Plan, as amended from time to time (the “Plan”), during the three months ended September 30, 2019 and 2018, respectively. The Company granted zero and 160,000 shares of restricted common stock to certain of its employees as part of the Plan, during the nine months ended September 30, 2019 and 2018, respectively. These restricted common shares vest annually over a period of three years beginning on December 31 of the year the restricted common stock was granted. Additionally, the Company granted 318,178 and 36,000 shares of fully vested common stock during the nine months ended September 30, 2019 and 2018, respectively, to its non-employee directors pursuant to the Plan. The Company also granted 318,178 shares of restricted common stock to its non-employee directors during the nine months ended September 30, 2019. The Company recognized $0.6 million and $0.4 million of compensation expense for the nine months ended September 30, 2019 and 2018, respectively, as a result of the non-employee director grants, net of forfeitures.

The Company recognized $0.2 million and $0.9 million in total equity-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. The Company recognized $1.3 million and $3.1 million in equity-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $0.6 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 0.5 years.

A summary of share activity under the Plan is set forth below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	181,825	$10.20
Granted	636,356	1.54
Vested	(318,178)	1.54
Forfeitures	(294,606)	6.95
Unvested at September 30, 2019	205,397	$4.08

Employee Stock Purchase Plan

For the nine months ended September 30, 2019 and 2018, the Company issued 125,751 and 48,396 shares, respectively, of the Company’s common stock under its Employee Stock Purchase Plan, as amended from time to time (“ESPP”).

For both the three and nine months ended September 30, 2019 and 2018, the Company recognized $0.1 million of compensation expense related to the ESPP.

14.   Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2019 reflects an income tax expense of $0.3 million and $0.6 million, respectively, at an effective tax rate of (1.9)% and (1.0)%, respectively.

The provision for income taxes for the three and nine months ended September 30, 2018 reflects an income tax benefit of $1.1 million and $1.3 million, respectively, at an effective tax rate of 4.3% for both periods.

The variation in the customary relationship between income tax expense and pretax accounting income for the nine months ended September 30, 2019, when compared to the prior year, is due to a full valuation allowance the Company now maintains against certain state and federal deferred tax assets.

15.   Fair Value of Financial Instruments

The carrying amounts reported at September 30, 2019 and December 31, 2018 for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

The Company has debt with variable interest rates. The fair value of this debt was measured using Level 2 inputs, including good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide based upon market observations and other factors relevant under the circumstances. The estimated fair value of such debt at September 30, 2019 approximated $348.3 million. The carrying value of such debt approximated its estimated fair value at December 31, 2018.

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

Shareholder Litigation

On May 16, 2019, an alleged shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former officers (Caudle v. AAC Holdings, Inc. et al.). On November 4, 2019, plaintiff filed an amended complaint on behalf of a putative class of shareholders who purchased Company stock between March 8, 2017 and April 15, 2019. The plaintiff generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly misleading statements relating to the Company’s marketing practices and with respect to financial statements reported by the Company for periods between 2016 and 2018, which statements were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In two related matters, on August 16, 2019 and September 23, 2019, alleged shareholders filed derivative actions on behalf of AAC Holdings, Inc. in the United States District Court in the Middle District of Tennessee (Cooper v. Cartwright et al. and Pedernera v. Cartwright, et al.) against the Company’s current and certain former members of its board of directors and senior executive team, alleging that these individuals breached their fiduciary duties and engaged in mismanagement. The two cases have been consolidated and the consolidated action is stayed pending a decision on the forthcoming motion to dismiss in the Caudle action described above.

Given the uncertainty of litigation and the preliminary stage of these cases, we cannot at this time estimate the reasonably possible loss or range of loss that may result from these actions. The Company believes that the allegations are without merit and is vigorously defending the action.

Settlement

In August 2017, the Company filed an action in the Superior Court of California, County of San Diego. In May 2019, the parties reached a settlement agreement to resolve fully all claims including an agreement for the defendants to make payments from August 2019 through June 2020 totaling $300 thousand. In August 2019, the Company began receiving payments related to the settlement, and recorded a credit to litigation settlement expense as well as the related charge to litigation expense.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made only as of the date of this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements may include information concerning the Company’s possible or assumed future results of operations, including descriptions of the Company’s revenue, profitability, outlook and overall business strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the information contained in the forward-looking statements. These risks, uncertainties and other factors include, without limitation: (i) our inability to effectively operate our facilities; (ii) our reliance on our sales and marketing program to continuously attract and enroll clients; (iii) a reduction in reimbursement rates by certain third-party payors for inpatient and outpatient services and point-of-care and definitive lab testing; (iv) our failure to successfully achieve growth through acquisitions and de novo projects; (v) risks associated with estimates of the value of accounts receivable or deterioration in collectability of accounts receivable; (vi) a failure to achieve anticipated financial results from contemplated and prior acquisitions; (vii) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of an acquisition; (viii) our failure to achieve anticipated financial results from contemplated and prior acquisitions; (ix) a disruption in our ability to perform diagnostic laboratory services; (x) maintaining compliance with applicable regulatory authorities, licensure and permits to operate our facilities and laboratories; (xi) a disruption in our business and reputational and economic risks associated with the civil securities claims brought by shareholders or claims by various parties; (xii) inability to meet the covenants in the Company’s loan documents or lack of borrowing capacity, including the Company’s inability to enter into forbearance agreements and amendments with its lenders with respect to certain events of default; (xiii) potential adverse effects on our ability to raise financing through the sale of equity securities due to delisting from the NYSE; (xiv) inability to successfully raise capital to meet the Company’s liquidity needs; and (xv) general economic conditions, as well as other risks discussed in the “Risk Factors” section of the Company’s most recently filed Annual Report on Form 10-K and other filings with the SEC. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Investors should not place undue reliance upon forward-looking statements.

Overview

We are a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction and co-occurring mental/behavioral health issues. In connection with our treatment services, we perform diagnostic laboratory services and provide physician services to our clients. As of November 8, 2019, we operated 9 inpatient substance abuse treatment facilities located throughout the United States, focused on delivering effective clinical care and treatment solutions across 996 inpatient beds, including 616 licensed detoxification beds, 14 standalone outpatient centers, and 3 sober living facilities across 364 beds for a total of 1,360 combined inpatient and sober living beds.

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

Facilities

The following table presents information about our network of substance use treatment facilities as of November 8, 2019:

Facility Name	State	Beds(1)	Property
Residential(2)
Laguna Treatment Hospital	CA	93	Owned
River Oaks	FL	162	Owned
Recovery First	FL	56	Owned/Leased
AdCare Hospital	MA	114	Owned
Oxford Treatment Center	MS	124	Owned
Sunrise House	NJ	110	Owned
Desert Hope	NV	148	Owned
AdCare Rhode Island	RI	59	Owned
Greenhouse	TX	130	Owned
Total Residential Beds		996

Sober Living
Resolutions Oxford	MS	48	Owned
Resolutions Las Vegas	NV	159	Leased
Resolutions Arlington	TX	157	Leased
Total Sober Living Beds		364
Total Beds		1,360

	State	Location	Property
Outpatient(3)
Oxford Outpatient Center	MS	1	Owned
AdCare Outpatient Centers	MA/RI	10	Owned/Leased
Sunrise House Outpatient	NJ	1	Owned
Desert Hope Outpatient Center	NV	1	Leased
Greenhouse Outpatient	TX	1	Leased
Total Outpatient Facilities		14
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

Bed Count Summary

The following table presents information about our total bed count between inpatient beds and sober living beds as of November 8, 2019 and December 30, 2018, respectively:

	As of November 8, 2019	As of December 31, 2018	Increase (Decrease)
Inpatient Beds	996	1,080	(84)
Sober Living Beds	364	471	(107)
Total Beds	1,360	1,551	(191)

Recent Developments

Consolidation and Exit of Certain Markets and AdCare Acquisition

In October 2019, we ceased operations at our 83-bed sober-living center in Fort Lauderdale, Florida, consolidating its operations with our Recovery First residential facility.

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

In March 2018, we acquired AdCare, a 114-bed hospital in Worcester, Massachusetts that also operates five outpatient centers in Massachusetts, as well as a 59-bed residential treatment center and two outpatient centers in Rhode Island. AdCare participates in both Medicare and Medicaid and the acquisition therefore significantly increased our company’s overall participation in governmental payor programs.

Financing

Amendment to the 2019 Senior Credit Facility

On October 30, 2019, we entered into Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guarantee and Collateral Agreement (the “2019 Senior Credit Facility Amendments”) with the consenting and new lenders. The 2019 Senior Credit Facility Amendments amend that certain Credit Agreement, dated as of March 8, 2019, as previously amended (the “2019 Senior Credit Facility”), by and among us, and the lenders party thereto, to make an additional $5 million of term loans under the 2019 Senior Credit Facility.

In accordance with the terms of the 2019 Senior Credit Facility Amendments, us and the affiliated loan parties also entered into a Forbearance Agreement (the “Forbearance Agreement”) dated October 30, 2019 with the forbearing lenders and the agent party thereto, pursuant to which the forbearing lenders agreed to forbear from exercising remedies under the 2019 Senior Credit Facility that might be triggered by certain specified events of default until March 31, 2020.

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

October 2019 Amendment to the 2017 Credit Facility

On October 30, 2019, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2 to the 2017 Credit Facility”) and Amendment No. 3 to Credit Agreement and Amendment No. 3 to Guarantee and Collateral Agreement (together with Amendment No. 2 to the 2017 Credit Facility, the “2017 Credit Facility Amendments”) with the consenting lenders party thereto, amending that certain Credit Agreement dated as of June 30, 2017, as previously amended (the “2017 Credit Facility”), by and among us, and the lenders party thereto.

Among other things, the 2017 Credit Facility Amendments permit the additional $5 million in term loans made under the 2019 Senior Credit Facility.  In accordance with the terms of the 2017 Credit Facility Amendments, us and the affiliated loan parties also entered into a Forbearance Agreement (the “Forbearance Agreement”) dated October 30, 2019 with the forbearing lenders and the agents party thereto, pursuant to which the forbearing lenders agreed to forbear from exercising remedies under the 2017 Credit Facility that might be triggered by certain specified events of default until March 31, 2020.

March 2019 Amendments to the 2017 Credit Facility

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

Financing Lease Obligation

During the quarter ended September 30, 2019, certain events of default occurred under the Sale-Leaseback Facilities. As a result of the events of default, the financing lease obligation is classified as a current liability at September 30, 2019.

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

Going Concern

The Company incurred losses from operations and had negative cash flows from operations for the year ended December 31, 2018 and the first nine months of 2019, which has contributed to limited liquidity. This resulted primarily from declines in patient census during the second half of 2018 and into the first nine months of 2019. The Company’s revenue is directly impacted by its ability to maintain census, which is dependent on a variety of factors, many of which are outside of the Company’s control, including its referral relationships, average length of stay of its clients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, the effectiveness of the Company’s multi-faceted sales and marketing strategy and the individual decisions of the Company’s clients to seek and commit to treatment. On March 8, 2019 the Company entered into 2019 Senior Credit Facility which originally matured on March 31, 2020 and was subsequently amended to mature on April 15, 2020. As noted above, during the quarters ended June 30, 2019 and September 30, 2019 and subsequent thereto, certain events of default occurred under the 2019 Senior Credit Facility, the 2017 Credit Facility and the Company’s sale leaseback agreement as further discussed in Note 12.

The uncertainties associated with the factors described above raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond November 2020 and to be able to discharge its liabilities and commitments in the normal course of business, the Company must do some or all of the following: (i) improve operating results by increasing census while maintaining efficiency regarding operating expenses through the cost savings initiatives implemented in late 2018 and early 2019; (ii) execute strategic alternatives related to the Company’s real-estate portfolio which could include further sale leasebacks of individual facilities or larger portions of the Company’s real estate portfolio; (iii) sell additional non-core or non-essential assets; and/or (iv) obtain additional financing. There can be no assurance that the Company will be able to achieve any or all of the foregoing. An inability to obtain funding from sale leasebacks, sales of non-core assets or to obtain additional debt or equity financing, on attractive terms or at all, could have a substantial negative effect on our liquidity and our ability to continue to operate without pursuing restructuring alternatives. Furthermore, as noted above, while the Company is pursuing discussions with its lenders to enter into agreements or amendments under the Credit Facilities to enable it to comply with its covenants and obligations thereunder, management can provide no assurance that these efforts will prove successful. If the Company is unable to obtain amendments or forbearance agreements for the defaults under the Credit Facilities or to refinance the Credit Facilities, the Company would not have sufficient liquidity to continue operating without pursuing a restructuring.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

The following table presents our condensed consolidated statements of operations as reported (in thousands):

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$58,165	98.8	$66,107	95.8	$(7,942)	(12.0)
Non-client related revenue	690	1.2	2,927	4.2	(2,237)	(76.4)
Total revenues	58,855	100.0	69,034	100.0	(10,179)	(14.7)

Operating expenses
Salaries, wages and benefits	36,274	61.6	44,831	64.9	(8,557)	(19.1)
Client related services	6,102	10.4	8,594	12.4	(2,492)	(29.0)
Advertising and marketing	1,621	2.8	3,037	4.4	(1,416)	(46.6)
Professional fees	4,517	7.7	5,697	8.3	(1,180)	(20.7)
Other operating expenses	9,162	15.6	12,833	18.6	(3,671)	(28.6)
Rentals and leases	2,011	3.4	2,760	4.0	(749)	(27.1)
Litigation settlement	(2,083)	(3.5)	100	0.1	(2,183)	(2,183.0)
Depreciation and amortization	3,507	6.0	5,573	8.1	(2,066)	(37.1)
Acquisition-related expenses	—	—	111	0.2	(111)	(100.0)
Total operating expenses	61,111	103.8	83,536	121.0	(22,425)	(26.8)
Loss from operations	(2,256)	(3.8)	(14,502)	(21.0)	12,246	(84.4)
Interest expense, net	14,274	24.3	8,738	12.7	5,536	63.4
Gain on contingent consideration	—	—	947	1.4	(947)	(100.0)
Other (income) expense, net	(770)	(1.3)	732	1.1	(1,502)	(205.2)
Loss before income tax expense (benefit)	(15,760)	(26.8)	(24,919)	(36.1)	9,159	(36.8)
Income tax expense (benefit)	298	0.5	(1,075)	(1.6)	1,373	(127.7)
Net loss	(16,058)	(27.3)	(23,844)	(34.5)	7,786	(32.7)
Less: net loss attributable to noncontrolling interest	2,985	5.1	1,663	2.4	1,322	79.5
Net loss attributable to AAC Holdings, Inc. common stockholders	$(13,073)	(22.2)	$(22,181)	(32.1)	$9,108	(41.1)

Client Related Revenue

Client related revenues decreased $7.9 million, or 12.0%, to $58.2 million for the three months ended September 30, 2019 from $66.1 million for the three months ended September 30, 2018.

Our client related revenue was as follows (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$51,264	88.1	$54,091	81.8	$(2,827)	(5.2)
Outpatient facility and sober living services	5,344	9.2	$10,253	15.5	(4,909)	(47.9)
Client related diagnostic services	1,557	2.7	$1,763	2.7	(206)	(11.7)
Total client related revenue	$58,165	100.0	$66,107	100.0	$(7,942)	(12.0)

Inpatient Treatment Facility Services Revenue

Inpatient treatment facility services revenue decreased $2.8 million, or 5.2%, to $51.3 million for the three months ended September 30, 2019 from $54.1 million for the three months ended September 30, 2018. The decrease in inpatient treatment facility services revenue was primarily related to a 5.6% decrease in ADC partially offset by a 0.4% increase in ADR.

Our ADC decreased 47, or 5.6%, to 791 for the three months ended September 30, 2019 from 838 for the three months ended September 30, 2018 primarily as a result of a decrease in admissions.

Our ADR increased 0.4% to $704 for the three months ended September 30, 2019 from $701 for the three months ended September 30, 2018 primarily as a result of improved payor mix as partially offset by additional reserves recorded against outstanding accounts receivable related to closed facilities and other changes in estimates.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue decreased $4.9 million, or 47.9%, to $5.3 million for the three months ended September 30, 2019, from $10.3 million for the three months ended September 30, 2018.

Outpatient visits decreased 27.0% to 35,500 for the three months ended September 30, 2019 from 48,626 for the three months ended September 30, 2018. The decrease in outpatient visits is primarily due to the corresponding decrease in ADC as well as the consolidation and exit of certain markets as previously discussed under Recent Developments.

ARV decreased 28.7% to $151 for the three months ended September 30, 2019 compared with $211 for the three months ended September 30, 2018. The decrease in outpatient ARV is primarily related to the payor mix of outpatient visits.

Client Related Diagnostic Services

Client related diagnostic services revenue decreased to $1.6 million for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018. The decrease is primarily related to declines in ADC and outpatient visits as noted above.

Non-Client Related Revenue

Our non-client related revenue primarily consists of addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platform to serve people seeking treatment. Non-client related revenue decreased $2.2 million, or 76.4%, to $0.7 million for the three months ended September 30, 2019 from $2.9 million for the three months ended September 30, 2018. The decrease is primarily related to the loss of certain criminal justice system contracts of $0.9 million, the reduction in digital outreach revenues of $0.8 million and the loss of third-party diagnostic revenue of $0.7 million.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased $8.6 million, or 19.1%, to $36.3 million for the three months ended September 30, 2019, from $44.8 million for the three months ended September 30, 2018. The decrease in salaries, wages and benefits is primarily related to reductions in force completed in late 2018 and the first quarter of 2019 to better align salaries, wages and benefits costs with ADC.

Client Related Services

Client related services expense decreased $2.5 million, or 29.0%, to $6.1 million for the three months ended September 30, 2019, from $8.6 million for the three months ended September 30, 2018. The decrease in client related services is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments.

Advertising and Marketing

Advertising and marketing expense decreased $1.4 million, or 46.6%, to $1.6 million for the three months ended September 30, 2019, from $3.0 million for the three months ended September 30, 2018. The decrease in advertising and marketing expense is primarily related to reduced spending due to a focus on more efficient and cost-effective advertising platforms including AAC owned websites.

Professional Fees

Professional fees decreased $1.2 million, or 20.7%, to $4.5 million for the three months ended September 30, 2019, from $5.7 million for the three months ended September 30, 2018. The decrease in professional fees was primarily related to decreased legal and other costs related to certain litigation, government relations and regulatory matters as further discussed in Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report. The decrease was partially offset by an increase in financial advisory fees.

Other Operating Expenses

Other operating expenses decreased $3.7 million, or 28.6%, to $9.2 million for the three months ended September 30, 2019, from $12.8 million for the three months ended September 30, 2018. The decrease in other operating expenses is primarily related to the exit of certain markets as previously discussed under Recent Developments.

Rentals and Leases

Rentals and leases expense decreased $0.7 million, or 27.1%, to $2.0 million for the three months ended September 30, 2019, from $2.8 million for the three months ended September 30, 2018. The decrease in rentals and leases expense is primarily related to the exit of certain markets as previously discussed under Recent Developments.

Litigation Settlement

Litigation settlement expense decreased to $(2.1) million for the three months ended September 30, 2019, from $0.1 million for the three months ended September 30, 2018. For further discussion of significant legal matters, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.1 million, or 37.1%, to $3.5 million for the three months ended September 30, 2019, from $5.6 million for the three months ended September 30, 2018. The decrease in depreciation and amortization expense is partially attributable to the consolidation and exit of certain markets as previously discussed under Recent Developments.

Interest Expense

Interest expense increased $5.5 million, or 63.4%, to $14.3 million for the three months ended September 30, 2019, compared to $8.7 million for the three months ended September 30, 2018. The increase in interest expense was primarily the result of increased borrowings and an increase in the average interest rate on outstanding debt related to the 2019 Senior Credit Facility entered into during the first quarter of 2019.

Outstanding debt at September 30, 2019 was approximately $356.5 million, compared to $313.3 million at September 30, 2018. Our weighted average interest rate on outstanding debt at September 30, 2019 was 13.9% compared to 8.9% at September 30, 2018. Refer to Note 11, Debt, to our condensed consolidated financial statements included in this Quarterly Report for additional information on outstanding debt.

Income Tax Expense (Benefit)

For the three months ended September 30, 2019, income tax expense was $0.3 million, reflecting an effective tax rate of (1.9)%, compared to income tax benefit of $(1.1) million, reflecting an effective tax rate of 4.3%, for the three months ended September 30, 2018. The difference in the Company’s effective tax rate for the three months ended September 30, 2019, when compared to the prior year, was primarily due to the change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

Net Loss Attributable to Noncontrolling Interest

For the three months ended September 30, 2019, net loss attributable to noncontrolling interest was $3.0 million compared to $1.7 million for the three months ended September 30, 2018. The net loss attributable to noncontrolling interest is directly related to the results of operations of our consolidated VIEs.

Comparison of Nine months ended September 30, 2019 to Nine months ended September 30, 2018

The following tables present our condensed consolidated statements of operations as reported (in thousands):

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Revenues
Client related revenue	$172,249	97.3	$229,357	96.2	$(57,108)	(24.9)
Non-client related revenue	4,700	2.7	8,958	3.8	(4,258)	(47.5)
Total revenues	176,949	100.0	238,315	100.0	(61,366)	(25.7)

Operating expenses
Salaries, wages and benefits	115,755	65.4	131,765	55.3	(16,010)	(12.2)
Client related services	18,118	10.2	24,734	10.4	(6,616)	(26.7)
Provision for doubtful accounts	—	—	366	0.2	(366)	(100.0)
Advertising and marketing	7,641	4.3	8,220	3.4	(579)	(7.0)
Professional fees	14,196	8.0	14,297	6.0	(101)	(0.7)
Other operating expenses	30,785	17.4	35,615	14.9	(4,830)	(13.6)
Rentals and leases	6,105	3.5	7,439	3.1	(1,334)	(17.9)
Litigation settlement	(3,321)	(1.9)	3,135	1.3	(6,456)	(205.9)
Depreciation and amortization	11,423	6.5	16,946	7.1	(5,523)	(32.6)
Gain on sale	(1,010)	(0.6)	—	—	(1,010)	—
Acquisition-related expenses	—	—	592	0.2	(592)	(100.0)
Total operating expenses	199,692	112.9	243,109	102.0	(43,417)	(17.9)
Loss from operations	(22,743)	(12.9)	(4,794)	(2.0)	(17,949)	374.4
Interest expense, net	37,116	21.0	23,340	9.8	13,776	59.0
Gain on contingent consideration	—	—	771	0.3	(771)	(100.0)
Other (income) expense, net	(1,213)	(0.7)	643	0.3	(1,856)	(288.6)
Loss before income tax expense (benefit)	(58,646)	(33.1)	(29,548)	(12.4)	(29,098)	98.5
Income tax expense (benefit)	588	0.3	(1,275)	(0.5)	1,863	(146.1)
Net loss	(59,234)	(33.5)	(28,273)	(11.9)	(30,961)	109.5
Less: net loss attributable to noncontrolling interest	7,770	4.4	5,546	2.3	2,224	40.1
Net loss attributable to AAC Holdings, Inc. common stockholders	$(51,464)	(29.1)	$(22,727)	(9.5)	$(28,737)	126.4

Client Related Revenue

Client related revenues decreased $57.1 million, or 24.9%, to $172.2 million for the nine months ended September 30, 2019 from $229.4 million for the nine months ended September 30, 2018.

Our client related revenue was as follows (in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Inpatient treatment facility services	$153,843	89.3	$188,392	82.1	$(34,549)	(18.3)
Outpatient facility and sober living services	17,205	10.0	28,763	12.5	(11,558)	(40.2)
Client related diagnostic services	1,201	0.7	12,202	5.3	(11,001)	(90.2)
Total client related revenue	$172,249	100.0	$229,357	100.0	$(57,108)	(24.9)

Inpatient Treatment Facility Services Revenue

Inpatient treatment facilities services revenue decreased $34.5 million, or 18.3%, to $153.8 million for the nine months ended September 30, 2019 from $188.4 million for the nine months ended September 30, 2018. The decrease in inpatient treatment facility services revenue was primarily related to a 6.0% decrease in ADC combined with a 13.1% decrease in ADR.

Our ADC decreased 50, or 6.0% to 778 for the nine months ended September 30, 2019 from 828 for the nine months ended September 30, 2018.

Our ADR decreased 13.1% to $724 for the nine months ended September 30, 2019 from $833 for the nine months ended September 30, 2018. The decrease in ADR was primarily related to a greater concentration of our inpatient treatment facility services revenue subject to commercial in-network managed care contracts, Medicare, and managed Medicaid plans; combined with other unfavorable changes in our payor mix. The increase in the concentration of inpatient treatment facility services revenue subject to commercial in-network managed care contracts, Medicare, and managed Medicaid plans was partially attributable to the acquisition of AdCare in March 2018, AdCare has a significantly higher concentration in these type of payor arrangements than the historical results of AAC.

Outpatient Facility and Sober Living Services Revenue

Outpatient facility and sober living revenue decreased $11.6 million, or 40.2%, to $17.2 million for the nine months ended September 30, 2019, from $28.8 million for the nine months ended September 30, 2018.

Outpatient visits decreased 13.0% to 113,120 for the nine months ended September 30, 2019 from 129,958 for the nine months ended September 30, 2018. The decrease in outpatient visits was primarily due to the corresponding decrease in ADC as well as the consolidation and exit of certain markets as previously discussed under Recent Developments.

ARV decreased 31.3% to $152 for the nine months ended September 30, 2019 compared with $221 for the nine months ended September 30, 2018. The decrease in outpatient ARV is primarily related to the payor mix of outpatient visits.

Client Related Diagnostic Services

Client related diagnostic services revenue decreased to $1.2 million for the nine months ended September 30, 2019 from $12.2 million for the nine months ended September 30, 2018. The decrease is primarily related to declines in ADC and outpatient visits as noted above.

Non-Client Related Revenue

Our non-client related revenue primarily consists of addiction care treatment services for individuals in the criminal justice system and payments by third-party behavioral healthcare providers who use our digital outreach platform to serve people seeking treatment. Non-client related revenue decreased $4.3 million, or 47.5%, to $4.7 million for the nine months ended September 30, 2019 from $9.0 million for the nine months ended September 30, 2018. The decrease is primarily related to the loss of certain criminal justice system contracts of $0.2 million, the reduction in digital outreach revenues of $3.0 million and the loss of third-party diagnostic revenue of $1.1 million.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased $16.0 million, or 12.2%, to $115.8 million for the nine months ended September 30, 2019, from $131.8 million for the nine months ended September 30, 2018. The decrease in salaries, wages and benefits is primarily related to the reductions in force completed in late 2018 and the first quarter of 2019 to better align salaries, wages and benefits costs with ADC.

Client Related Services

Client related services expense decreased $6.6 million, or 26.7%, to $18.1 million for the nine months ended September 30, 2019, from $24.7 million for the nine months ended September 30, 2018.  The decrease in client related services is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments as partially offset by the acquisition of AdCare on March 1, 2018.

Advertising and Marketing

Advertising and marketing expense decreased $0.6 million, or 7.0%, to $7.6 million for the nine months ended September 30, 2019, from $8.2 million for the nine months ended September 30, 2018. The decrease in advertising and marketing expense is primarily related to reduced spending due to a focus on more efficient and cost-effective advertising platforms including AAC owned websites.

Professional Fees

Professional fees decreased $0.1 million, or 0.7%, to $14.2 million for the nine months ended September 30, 2019, from $14.3 million for the nine months ended September 30, 2018. The decrease in professional fees was primarily related to decreased legal and other costs related to certain litigation, government relations and regulatory matters as further discussed in Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report. The decrease was partially offset by an increase in financial advisory fees and $1.1 million for fees paid to our Board of Directors.

Other Operating Expenses

Other operating expenses decreased $4.8 million, or 13.6%, to $30.8 million for the nine months ended September 30, 2019, from $35.6 million for the nine months ended September 30, 2018. The decrease in other operating expenses is primarily related to the exit of certain markets as previously discussed under Recent Developments, partially offset by the acquisition of AdCare on March 1, 2018

Rentals and Leases

Rentals and leases expense decreased $1.3 million, or 17.9%, to $6.1 million for the nine months ended September 30, 2019, from $7.4 million for the nine months ended September 30, 2018. The decrease in rentals and leases expense is primarily related to the exit of certain markets as previously discussed under Recent Developments.

Litigation Settlement

Litigation settlement expense decreased $6.5 million, or 205.9%, to $(3.3) million for the nine months ended September 30, 2019, from $3.1 million for the nine months ended September 30, 2018. The decrease is due to insurance recoveries for settlement costs.

For further discussion of significant legal matters, see Note 16, Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.5 million, or 32.6%, to $11.4 million for the nine months ended September 30, 2019, from $16.9 million for the nine months ended September 30, 2018. The decrease in depreciation and amortization expense is primarily related to the consolidation and exit of certain markets as previously discussed under Recent Developments and partially offset by the acquisition of AdCare on March 1, 2018.

Gain on Sale

The Company recognized a gain on sale of $1.0 million for the nine months ended September 30, 2019 related to the sale of our Townsend subsidiary.

Interest Expense

Interest expense increased $13.8 million, or 59.0%, to $37.1 million for the nine months ended September 30, 2019, compared to $23.3 million for the nine months ended September 30, 2018. The increase in interest expense was primarily the result of increased borrowings and an increase in the average interest rate on outstanding debt related to the 2019 Senior Credit Facility entered into during the first quarter of 2019.

Outstanding debt at September 30, 2019 was approximately $356.5 million, compared to $313.3 million at September 30, 2018. Our weighted average interest rate on outstanding debt at September 30, 2019 was 13.9% compared to 8.9% at September 30, 2018. Refer to Note 11, Debt, to our condensed consolidated financial statements included in this Quarterly Report for additional information on outstanding debt.

Income Tax Expense (Benefit)

For the nine months ended September 30, 2019, income tax expense was $0.6 million, reflecting an effective tax rate of (1.0)%, compared to income tax benefit of $(1.3) million, reflecting an effective tax rate of 4.3%, for the nine months ended September 30, 2018. The difference in the Company’s effective tax rate for the nine months ended September 30, 2019, when compared to the prior year, was primarily due to the change in the valuation allowance the Company now maintains against certain state and federal deferred tax assets.

Net Loss Attributable to Noncontrolling Interest

For the nine months ended September 30, 2019, net loss attributable to noncontrolling interest was $7.8 million compared to $5.5 million for the nine months ended September 30, 2019. The net loss attributable to noncontrolling interest is directly related to the operating results of our consolidated VIEs

Liquidity and Capital Resources

General

Our primary sources of liquidity are net cash generated from operations, borrowings under the Company’s Credit Facilities, anticipated access to debt markets and anticipated proceeds from asset and sale-leaseback transactions.

We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Our future liquidity could be impacted by a continued negative cash flows from operations due to a decrease in payments from commercial insurance companies or our ability to access debt markets, which may be restricted as a result of our leverage capacity, existing or future debt agreements, credit ratings and general market conditions. Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to fund our future operations, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, and results of operations.

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

Cash Flow Analysis

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Used in operating activities	$(23,073)	$(19,758)	$(3,315)
Used in investing activities	(1,753)	(81,285)	79,532
Provided by financing activities	20,938	92,484	(71,546)
Net change in cash and cash equivalents	(3,888)	(8,559)	4,671
Cash and cash equivalents at end of period	$1,521	$5,259	$(3,738)

Operating Activities

Cash used in operating activities was $23.1 million for the nine months ended September 30, 2019, compared to $19.8 million for the nine months ended September 30, 2018. Included in the cash used in operating activities for the nine months ended September 30, 2018 was $26.0 million paid related to certain claims in the prior year.

Investing Activities

Cash used in investing activities was $1.8 million for the nine months ended September 30, 2019, compared to $81.3 million for the nine months ended September 30, 2018. Cash used in investing activities for the nine months ended September 30, 2019, was primarily used for maintenance capital expenditures. Cash used in investing activities for the nine months ended September 30, 2018 reflected the AdCare acquisition.

Financing Activities

Cash provided by financing activities was $20.9 million for the nine months ended September 30, 2019, compared to $92.5 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019, was primarily related to the net proceeds from the 2019 Senior Credit Facility. Refer to Note 11, Debt, to our condensed consolidated financial statements included in this Quarterly Report for additional information on the 2019 Senior Credit Facility.

Financing Relationships

For a summary of the terms of our financing relationships, see Note 11, Debt, to the accompanying condensed consolidated financial statements.

  Amendment to the 2019 Senior Credit Facility

On October 30, 2019, we entered into Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guarantee and Collateral Agreement (the “2019 Senior Credit Facility Amendments”) with the consenting and new lenders. The 2019 Senior Credit Facility Amendments amend that certain Credit Agreement, dated as of March 8, 2019, as previously amended (the “2019 Senior Credit Facility”), by and among us, and the lenders party thereto, to make an additional $5 million of term loans under the 2019 Senior Credit Facility.

In accordance with the terms of the 2019 Senior Credit Facility Amendments, the Company and affiliated loan parties also entered into a Forbearance Agreement (the “Forbearance Agreement”) dated October 30, 2019 with the forbearing lenders and the agent party thereto, pursuant to which the forbearing lenders agreed to forbear from exercising remedies under the 2019 Senior Credit Facility that might be triggered by certain specified events of default until March 31, 2020.

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

October 2019 Amendment to the 2017 Credit Facility

On October 30, 2019, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2 to the 2017 Credit Facility”) and Amendment No. 3 to Credit Agreement and Amendment No. 3 to Guarantee and Collateral Agreement (together with Amendment No. 2 to the 2017 Credit Facility, the “2017 Credit Facility Amendments”) with the consenting lenders party thereto, amending that certain Credit Agreement dated as of June 30, 2017, as previously amended (the “2017 Credit Facility”), by and among us, and the lenders party thereto.

Among other things, the 2017 Credit Facility Amendments permit the additional $5 million in term loans made under the 2019 Senior Credit Facility.  In accordance with the terms of the 2017 Credit Facility Amendments, us and the affiliated loan parties also entered into a Forbearance Agreement (the “Forbearance Agreement”) dated October 30, 2019 with the forbearing lenders and the agents party thereto, pursuant to which the forbearing lenders agreed to forbear from exercising remedies under the 2017 Credit Facility that might be triggered by certain specified events of default until March 31, 2020.

March 2019 Amendments to the 2017 Credit Facility

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

During the quarter ended September 30, 2019, certain events of default occurred under the Sale-Leaseback Facilities. As a result of the events of default, the financing lease obligation is classified as a current liability at September 30, 2019.

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

Exchange Listing

As previously disclosed, on October 25, 2019, the Company received notification from the New York Stock Exchange (“NYSE”) that due to the Company’s failure to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million, pursuant to Section 802.01B of the NYSE Listed Company Manual, the NYSE has determined to commence delisting proceedings to delist the Company’s common stock from the NYSE. Trading in the Company’s common stock was suspended after the market closed on the NYSE on October 25, 2019. The delisting proceedings did not cause the removal of any shares of the Company’s common stock from registration under the Exchange Act. The Company remains subject to the periodic reporting requirements of the Exchange Act. Delisting from the NYSE may adversely affect our ability to raise additional financing through the public or private sale of equity securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2019 consisted of $348.3 million of variable rate debt with interest based on LIBOR, plus an applicable margin. A hypothetical 1.0% increase in interest rates would decrease our pre-tax income and cash flows by approximately $3.5 million on an annual basis based upon our borrowing level at September 30, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults on Senior Securities

Refer to Note 11, Debt, to the Company’s condensed consolidated financial statements included in this Quarterly Report and incorporated by reference in this Part II, Item 3, for further discussion.

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

Date: November 12, 2019